Form 10-Q
period 2020-09-30
Unity Software Inc.
filed 2020-11-13
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number: 001-39497

UNITY SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware		27-0334803
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
30 3rd Street
San Francisco, California 94103‑3104
(Address, including zip code, of principal executive offices)
(415) 539‑3162
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.000005 par value	U	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non‑accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2020, there were 270,777,013 shares of the registrant’s common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended September 30, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10‑Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our financial performance, including revenue, cost of revenue, gross profit or gross margin, operating expenses, key metrics, and our ability to achieve or maintain future profitability;
•our ability to effectively manage our growth;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our expectations regarding the demand for real-time 3D content in gaming and other industries and our ability to increase revenue from these industries;
•economic and industry trends;
•our ability to increase sales of our solutions;
•our ability to attract and retain customers;
•our ability to expand our offerings and cross-sell to our existing customers;
•our expectations regarding the plans announced by Apple with respect to access of advertising identifiers and related matters, and the potential impact on our financial performance;
•our ability to maintain and expand our relationships with strategic partners;
•our ability to continue to grow across all major global markets;
•the effects of increased competition in our markets and our ability to successfully compete with companies that are currently in, or may in the future enter, the markets in which we operate;
•our estimated market opportunity;
•our ability to timely and effectively scale and adapt our solutions;
•our ability to continue to innovate and enhance our solutions;
•our ability to develop new products, features and use cases and bring them to market in a timely manner, and whether our customers and prospective customers will adopt these new products, features and use cases;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to identify and complete acquisitions that complement and expand the functionality of our platform;
•our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States and globally;
•our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;

•the effects of the COVID-19 pandemic or other public health crises;
•the increased expenses associated with being a public company;
•the future trading prices of our common stock; and
•our anticipated use of the net proceeds from our initial public offering.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10‑Q.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10‑Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. Readers are cautioned that these forward‑looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10‑Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10‑Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10‑Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10‑Q to reflect events or circumstances after the date of this Quarterly Report on Form 10‑Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
Additional Information
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” “Unity,” and “Unity Technologies” refer to Unity Software Inc. and its consolidated subsidiaries. The Unity design logos, “Unity” and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Unity Software Inc. or its affiliates. Other trade names, trademarks, and service marks used in this Quarterly Report are the property of their respective owners.
User Metrics
We define monthly active end users as the number of unique devices that have started an application made with Unity, or that have requested an advertisement from Unity Ads, during the trailing 30 days from month end. Devices tracked include smartphones, tablets, PCs, Macs and augmented and virtual reality devices, and exclude consoles and WebGL applications. This metric includes end users of both our non-paying and paying creators.

SELECT RISK FACTORS AFFECTING OUR BUSINESS
Investing in our common stock involves numerous risks, including the risks described in “Part II—Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•We have a history of losses and may not achieve or sustain profitability in the future.
•We have a limited history operating our business at its current scale, and as a result, our past results may not be indicative of future operating performance.
•Our business depends on our ability to retain our existing customers and expand their use of our platform.
•If we are unable to attract new customers, our business, financial condition and results of operations will be adversely affected.
•We derive a significant portion of our revenue from our Operate Solutions. If we fail to attract and retain Operate Solutions customers, our business and results of operations would be adversely affected.
•Operating system platform providers or application stores may change terms of service, policies or technical requirements to require us or our customers to change data collection and privacy practices, business models, operations, practices, advertising activities or application content, which could adversely impact our business.
•If we are unable to further expand into new industries, or if our solutions for any new industry fail to achieve market acceptance, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
•Our business relies on strategic relationships with hardware, operating system, device, game console and other technology providers. If we are unable to maintain favorable terms and conditions and business relations with respect to our strategic relationships, our business could be harmed.
•If we do not make our platform, including new versions or technology advancements, easier to use or properly train customers on how to use our platform, our ability to broaden the appeal of our platform and solutions and to increase our revenue could suffer.
•Interruptions, performance problems, or defects associated with our platform may adversely affect our business, financial condition, and results of operations.
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
•If we or our third party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our products may be reduced, and we may incur significant liabilities.
•If we fail to timely release updates and new features to our platform and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements, or preferences, our platform may become less competitive.
•Our business and operations have experienced recent rapid growth, which may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects.
•We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition, and results of operations could be harmed.

•We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, or the inability to attract and retain executives and employees we need to support our operations and growth, could harm our business.
•Our business depends on the interoperability of our solutions across third-party platforms, operating systems, and applications, and on our ability to ensure our platform and solutions operate effectively on those platforms. If we are not able to integrate our solutions with third party platforms in a timely manner, our business may be harmed.
•We are dependent on the success of our customers in the gaming market. Adverse events relating to our customers or their games could have a negative impact on our business.
•We rely upon third-party data centers and providers of cloud-based infrastructure to host our platform. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition, and results of operations.
•Our core value of putting our users first may cause us to forgo short-term gains and may not lead to the long-term benefits we expect.
•We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price, and the value of your investment could decline.
•Seasonality may cause fluctuations in our sales and results of operations.
•Downturns or upturns in our sales may not be immediately reflected in our financial position and results of operations.
•Third parties with whom we do business may be unable to honor their obligations to us or their actions may put us at risk.
•We use resellers and other third parties to sell, market, and deploy our solutions to a variety of customers, and our failure to effectively develop, manage, and maintain our indirect sales channels would harm our business.
•Our direct sales force targets larger customers, and sales to these customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller customers.
•If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.
•Our culture emphasizes innovation, and if we cannot maintain this culture as we grow, our business could be harmed.
•We are subject to rapidly changing and increasingly stringent laws, contractual obligations, and industry standards relating to privacy, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
•Adverse changes in the economic, legal, and political landscape in China could have a material adverse effect on business conditions.

•After our initial public offering, our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially owned approximately 62.0% of our outstanding common stock and, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval. Furthermore, many of our current directors were appointed by our principal stockholders.
If we are unable to adequately address these and other risks we face, our business may be harmed.

Table of Contents	Unity Software Inc.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$1,759,415	$129,959
Accounts receivable, net of allowances of $4,140 and $9,052 as of September 30, 2020 and December 31, 2019, respectively	225,525	204,898
Prepaid expenses	26,068	23,142
Other current assets	19,968	9,418
Total current assets	2,030,976	367,417
Property and equipment, net	89,930	78,976
Operating lease right‑of‑use assets	108,878	—
Goodwill	271,200	218,305
Intangible assets, net	59,269	62,034
Restricted cash	22,409	17,137
Other assets	23,034	18,991
Total assets	$2,605,696	$762,860
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,856	$10,706
Accrued expenses and other current liabilities	86,954	66,463
Publisher payables	151,143	137,664
Income and other taxes payable	41,587	35,715
Deferred revenue	97,910	85,980
Operating lease liabilities	24,363	—
Total current liabilities	409,813	336,528
Long-term deferred revenue	16,531	10,596
Long-term operating lease liabilities	101,875	—
Other long-term liabilities	17,571	21,825
Total liabilities	545,790	368,949
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.000005 par value; no shares authorized, issued, and outstanding as of September 30, 2020; 102,674 shares authorized, and 95,899 shares issued and outstanding as of December 31, 2019	—	686,559
Preferred stock, $0.000005 par value; 100,000 shares authorized, and no shares issued and outstanding as of September 30, 2020; no shares authorized, issued, and outstanding as of December 31, 2019	—	—
Common stock, $0.000005 par value; 1,000,000 and 300,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 270,967 and 123,261 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	2,777,400	226,173
Accumulated other comprehensive loss	(3,500)	(3,632)
Accumulated deficit	(713,996)	(515,190)
Total stockholders’ equity	2,059,906	393,911
Total liabilities and stockholders’ equity	$2,605,696	$762,860
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$200,784	$130,943	$552,109	$383,708
Cost of revenue	47,540	26,451	119,840	88,602
Gross profit	153,244	104,492	432,269	295,106
Operating expenses
Research and development	116,648	64,034	283,507	182,832
Sales and marketing	60,764	46,559	147,739	125,322
General and administrative	117,515	35,631	194,988	89,041
Total operating expenses	294,927	146,224	626,234	397,195
Loss from operations	(141,683)	(41,732)	(193,965)	(102,089)
Interest expense	(615)	—	(1,403)	—
Interest income and other expense, net	(2,023)	(1,808)	(829)	(2,494)
Loss before provision for income taxes	(144,321)	(43,540)	(196,197)	(104,583)
Provision for income taxes	398	2,009	2,609	8,028
Net loss	(144,719)	(45,549)	(198,806)	(112,611)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	209	(227)	132	(291)
Comprehensive loss	$(144,510)	$(45,776)	$(198,674)	$(112,902)
Basic and diluted net loss per share:
Net loss per share attributable to our common stockholders, basic and diluted	$(0.97)	$(0.76)	$(1.47)	$(1.39)
Weighted-average shares used in per share calculation attributable to our common stockholders, basic and diluted	149,256	115,817	135,671	111,772
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2020
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2020	102,717,396	$836,529	135,649,337	$1	$383,871	$(3,709)	$(569,277)	$647,415
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	28,750,000	—	1,417,582	—	—	1,417,582
Issuance of common stock in connection with charitable donation	—	—	750,000	—	63,615	—	—	63,615
Issuance of common stock from exercise of stock options	—	—	3,027,896	—	11,980	—	—	11,980
Common stock issued in connection with acquisitions	—	—	72,479	—	2,018	—	—	2,018
Conversion of convertible preferred stock to common stock upon initial public offering	(102,717,396)	(836,529)	102,717,396	1	836,528	—	—	—
Stock‑based compensation expense	—	—	—	—	61,806	—	—	61,806
Net loss	—	—	—	—	—	—	(144,719)	(144,719)
Foreign currency translation adjustment	—	—	—	—	—	209	—	209
Balance at September 30, 2020	—	$—	270,967,108	$2	$2,777,400	$(3,500)	$(713,996)	$2,059,906

	Three Months Ended September 30, 2019
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2019	102,674,393	$725,032	113,920,286	$1	$193,735	$(3,541)	$(419,062)	$496,165
Issuance of common stock	—	—	12,570,292	—	255,882	—	—	255,882
Issuance of common stock from exercise of stock options	—	—	4,451,358	—	7,821	—	—	7,821
Common stock issued in connection with acquisitions	—	—	928,123	—	20,279	—	—	20,279
Purchase and retirement of treasury stock	—	—	(14,090,506)	—	(282,167)	—	—	(282,167)
Repurchase and extinguishment of convertible preferred stock	(2,229,724)	(6,251)	—	—	(42,463)	—	—	(48,714)
Stock‑based compensation expense	—	—	—	—	9,101	—	—	9,101
Net loss	—	—	—	—	—	—	(45,549)	(45,549)
Foreign currency translation adjustment	—	—	—	—	—	(227)	—	(227)
Balance at September 30, 2019	100,444,669	$718,781	117,779,553	$1	$162,188	$(3,768)	$(464,611)	$412,591
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
						Accumulated
					Additional	Other			Total
	Convertible Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2019	95,899,214	$686,559	123,261,024	$1	$226,173	$(3,632)	$(515,190)	$—	$393,911
Issuance of common stock	—	—	4,545,455	—	100,000	—	—	—	100,000
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	28,750,000	—	1,417,582	—	—	—	1,417,582
Issuance of common stock in connection with charitable donation	—	—	750,000	—	63,615	—	—	—	63,615
Issuance of common stock from exercise of stock options	—	—	4,188,116	—	15,916	—	—	—	15,916
Issuance of common stock from exercise of stock options in connection with nonrecourse promissory note	—	—	5,656,927	—	8,856	—	—	—	8,856
Common stock issued in connection with acquisitions	—	—	1,103,190	—	25,380	—	—	—	25,380
Purchase and retirement of treasury stock	—	—	(5,000)	—	(110)	—	—	—	(110)
Issuance of convertible Series E preferred stock, net of issuance costs	6,818,182	149,970	—	—	—	—	—	—	149,970
Conversion of convertible preferred stock to common stock upon initial public offering	(102,717,396)	(836,529)	102,717,396	1	836,528	—	—	—	—
Stock‑based compensation expense	—	—	—	—	83,460	—	—	—	83,460
Net loss	—	—	—	—	—	—	(198,806)	—	(198,806)
Foreign currency translation adjustment	—	—	—	—	—	132	—	—	132
Balance at September 30, 2020	—	$—	270,967,108	$2	$2,777,400	$(3,500)	$(713,996)	$—	$2,059,906

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
						Accumulated
					Additional	Other			Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2018	96,992,575	$600,114	107,068,886	$1	$173,214	$(3,477)	$(352,000)	$(101,725)	$316,127
Issuance of common stock	—	—	17,570,292	—	355,882	—	—	—	355,882
Issuance of common stock from exercise of stock options	—	—	5,954,019	—	10,882	—	—	—	10,882
Common stock issued in connection with acquisitions	—	—	1,276,862	—	24,688	—	—	—	24,688
Purchase and retirement of treasury stock	—	—	(14,090,506)	—	(383,892)	—	—	101,725	(282,167)
Issuance of convertible Series E preferred stock, net of issuance costs	5,681,818	124,918	—	—	—	—	—	—	124,918
Repurchase and extinguishment of convertible preferred stock	(2,229,724)	(6,251)	—	—	(42,463)	—	—	—	(48,714)
Stock‑based compensation expense	—	—	—	—	23,877	—	—	—	23,877
Net loss	—	—	—	—	—	—	(112,611)	—	(112,611)
Foreign currency translation adjustment	—	—	—	—	—	(291)	—	—	(291)
Balance at September 30, 2019	100,444,669	$718,781	117,779,553	$1	$162,188	$(3,768)	$(464,611)	$—	$412,591
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(198,806)	$(112,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,284	21,297
Amortization of debt issuance costs	97	—
Loss on disposition of property and equipment	558	157
Common stock charitable donation expense	63,615	—
Stock-based compensation expense	83,460	23,877
Impairment of assets	863	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(14,718)	(8,022)
Prepaid expenses	(3,173)	(9,635)
Other current assets	(10,083)	2,373
Operating lease right-of-use assets	18,258	—
Deferred tax, net	1,709	(7,462)
Other assets	(143)	(5,133)
Accounts payable	(4,158)	887
Accrued expenses and other current liabilities	19,683	2,737
Publisher payables	13,479	(12,969)
Income and other taxes payable	(2,238)	15,918
Operating lease liabilities	(17,480)	—
Other long-term liabilities	5,347	6,748
Deferred revenue	17,594	13,010
Net cash provided by (used in) operating activities	5,148	(68,828)
Investing activities
Purchase of property and equipment	(28,956)	(16,442)
Acquisition of intangible assets	(750)	—
Business acquisitions, net of cash acquired	(34,968)	(154,031)
Net cash used in investing activities	(64,674)	(170,473)

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Financing activities
Proceeds from revolving credit facility	125,000	—
Payment of principal related to revolving credit facility	(125,000)	—
Payment of debt issuance costs	(247)	—
Proceeds from initial public offering, net of underwriting discounts, commissions, and offering costs	1,420,145	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	149,970	124,918
Proceeds from issuance of common stock	100,000	355,882
Repurchase and extinguishment of convertible preferred stock	—	(48,714)
Purchase and retirement of treasury stock	(110)	(282,167)
Proceeds from exercise of stock options	15,459	10,882
Proceeds from exercise of stock options in connection with nonrecourse promissory note	8,856	—
Net cash provided by financing activities	1,694,073	160,801
Effect of foreign exchange rate changes on cash and restricted cash	181	(327)
Increase (decrease) in cash and restricted cash	1,634,728	(78,827)
Cash and restricted cash, beginning of period	147,096	273,273
Cash and restricted cash, end of period	$1,781,824	$194,446

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,307	$—
Cash paid for income taxes, net of refunds	$17,696	$595
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business acquisitions	$25,144	$24,688
Fair value of common stock issued as consideration for acquisition of intangible assets	$236	$—
Stock option exercises in transit	$457	$—
Accrued property and equipment	$3,036	$649
Accrued offering costs	$2,563	$—
The below table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2020	2019
Cash	$1,759,415	$179,809
Restricted cash	22,409	14,637
Total cash and restricted cash	$1,781,824	$194,446
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
We were founded as Over the Edge Entertainment in Denmark in 2004. We reorganized as a Delaware corporation on May 28, 2009 as Unity Software Inc. (collectively referred to with its wholly owned subsidiaries as “we,” “our” or “us,”). We provide a comprehensive set of software solutions to create, run and monetize interactive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices, among others.
We are headquartered in San Francisco, California and have operations in the United States, Denmark, Belgium, Lithuania, Colombia, Canada, China, Finland, Sweden, Germany, France, Japan, the United Kingdom, Ireland, South Korea, Spain, and Singapore.
We market our solutions directly through our online store and field sales operations in North America, Denmark, Finland, the United Kingdom, Germany, Japan, China, Singapore, and South Korea and indirectly through independent distributors and resellers worldwide.
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2020 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our final prospectus dated September 17, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 18, 2020 (the “Prospectus”).
There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2019, other than the adoption of accounting pronouncements as described below under the heading “Leases” and in Note 2, “Summary of Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements.
Initial Public Offering (“IPO”)
On September 22, 2020, we completed our IPO, in which we issued and sold 25,000,000 shares of our common stock at the public offering price of $52.00 per share, resulting in net proceeds of $1,241.3 million after deducting underwriting discounts and commissions. On September 24, 2020, the underwriters exercised their option to purchase an additional 3,750,000 shares of our common stock at the public offering price of $52.00 per share, resulting in total issued shares of 28,750,000. This option exercise closed on September 28, 2020, resulting in additional net proceeds to us of $186.2 million after deducting underwriting discounts and commissions. In connection with the IPO, all of the shares of our outstanding convertible preferred stock automatically converted into an aggregate of 102,717,396 shares of our common stock.

Table of Contents	Unity Software Inc.
Deferred offering costs consist primarily of accounting, legal and other fees related to our IPO. Prior to the IPO, all deferred offering costs were capitalized and included in other current assets on the condensed consolidated balance sheets. Upon completion of the IPO, $9.9 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds in the condensed consolidated balance sheets.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, useful lives of fixed assets, income taxes, valuation of deferred tax assets and liabilities, valuation of intangible assets, useful lives of intangible assets, assets acquired and liabilities assumed through business combinations, fair value of our common stock prior to our IPO, valuation of stock-based compensation, capitalization of software costs and software implementation costs, customer life for capitalized commissions, and other contingencies, among others. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
Revenue Recognition
Revenue is recognized upon the transfer of control of promised products and services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.
We evaluate and recognize revenue by:
•identifying the contract(s) with the customer;
•identifying the performance obligation(s) in the contract(s);
•determining the transaction price;
•allocating the transaction price to performance obligation(s) in the contract(s); and
•recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (“transfer of control”).
The five-step model requires us to make significant estimates in situations where we are unable to establish stand-alone selling price based on various observable prices using all information that is reasonably available. Observable inputs and information we use to make these estimates include historical internal pricing data and cost plus margin analysis.
We generate revenue through three sources: (1) Create Solutions, which consists of our create solution subscription offerings and professional services; (2) Operate Solutions, which includes the operation of a monetization platform that allows publishers to sell their advertising inventory on our advertising network, cloud-based services, and enterprise game server hosting; and (3) Strategic Partnerships and Other, which are primarily arrangements with strategic hardware, operating system, device, game console and other technology providers for the customization and development of our software to enable interoperability with these platforms. We recognize revenue as our contractual performance obligations are satisfied. When contracts with our customers contain multiple performance obligations, we allocate the overall transaction price, which is the amount of consideration to which we expect to receive in exchange for promised goods or services, to each of the distinct performance obligations based on their estimated relative standalone selling prices.

Table of Contents	Unity Software Inc.
Create Solutions
    Create Solutions Subscriptions
Our subscriptions, mainly consisting of Unity Pro and Unity Plus (collectively, the “Create Solutions subscriptions”) are fully integrated content development solutions that enable customers to build interactive or media-based applications. These Create Solutions subscriptions provide customers with the rights to a software license with embedded cloud functionality and multi-platform support. Significant judgment is required to determine the level of integration and interdependency between individual promises of the Create Solutions subscriptions. This determination influences whether the software is considered distinct and accounted for separately as a license performance obligation recognized at a point in time, or not distinct and accounted for together with other promises in the Create Solutions subscriptions as a single performance obligation recognized over time. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), we have concluded that the software license is not distinct from the multi-platform support as they are highly interdependent and interrelated considering the significant two-way dependency between the promises. Although the promise to the embedded cloud functionality represents separate performance obligations under Topic 606, we have accounted for these obligations as if they are a single performance obligation that includes the software license and the multi-platform support because the cloud functionality has the same pattern of transfer to the customer over the duration of the subscription term.
The transaction price is determined based on the consideration that we will be entitled to receive in exchange for transferring our Create Solutions subscriptions to the customer, and we do not have material variable consideration. We recognize the single performance obligation ratably over the contract term beginning when the license key is delivered.
Enterprise customers may purchase an enhanced support offering (“Enterprise Support”) that is sold separately from the Create Solutions subscriptions, and is capable of being distinct, and is distinct within the context of the contract due to its separate utility. Enterprise Support is generally billed in advance and is recognized ratably over the support term as we have a stand-ready performance obligation over the support term. When an arrangement includes Enterprise Support and Create Solutions subscriptions, which have the same pattern of transfer to the customer (the services transfer to the customer over the same period), we account for those performance obligations as if they are a single performance obligation. If an arrangement includes Enterprise Support and Create Solutions subscriptions that do not have the same pattern of transfer, we allocate the transaction price to the distinct performance obligations and recognize them ratably over their respective terms.
Create Solutions subscriptions typically have a term of one to three years and are generally billed in advance and recognized ratably over the term.
    Professional Services
Our professional services revenue is primarily composed of consulting, integration, training, and custom application and workflow development. Professional services may be billed in advance or on a time and materials basis and we recognize the related revenue as services are rendered.
We typically invoice our customers up front or when promised services are delivered, and the payment terms vary by customer type and location. The term between billing and payment due dates is not significant. As a result, we have determined that our contracts do not include significant financing component.
Customer billings related to taxes imposed by and remitted to governmental authorities on revenue-producing transactions are reported on a net basis.

Table of Contents	Unity Software Inc.
Operate Solutions
    Monetization
We generate advertising revenue through our monetization solutions, including the Unified Auction, which allows publishers to sell the available advertising inventory from their mobile applications to advertisers. We enter into contracts with both advertisers and publishers to participate in the Unified Auction. For advertisements placed through the Unified Auction, we evaluate whether we are the principal (in which case revenue is reported on a gross basis) or the agent (in which case revenue is reported on a net basis). The evaluation to present revenue on a gross basis versus net basis requires significant judgment. We have concluded that the publisher is our customer and we are the agent in facilitating the fulfillment of the advertising inventory in the Unified Auction primarily because we do not control the advertising inventory prior to the placement of an advertisement. As the operator of the Unified Auction, our role is to enable the publisher to monetize its advertising inventory with the advertiser based on the bid/ask price from the auction. We do not control the outcome of the bids and do not have pricing latitude in the transaction. Based on these and other factors, we report advertising revenue based on the net amount retained from the transaction which is our revenue share. Advertising revenue is recognized at a point in time when control is transferred to the customer. This occurs when a user installs an application after seeing an advertisement contracted on a cost-per-install basis or when an advertisement starts on a cost-per-impression basis. Typically, we do not retain a share of the revenue generated through Unity IAP (“In-App Purchases”). Publisher payables represent amounts earned by publishers in the Unified Auction and are presented as a reduction of revenue in our condensed consolidated statements of operations and comprehensive loss. Payment terms are contractually defined and vary by publisher and location.
    Cloud and Hosting Services
We provide cloud-based services as well as enterprise hosting (“Hosting Services”) to developers that develop and operate multiuser/multiplayer games and applications through a combination of hardware server and cloud-based infrastructure and services. The Hosting Services facilitate the connection of end users, and allow content game operators to monitor network traffic. Our cloud-based services provide our customers with tools and services to develop and operate live games and applications, including voice chat services. We primarily sell these services on a fixed fee or usage-based model with fixed fees billed monthly in advance and usage fees billed monthly in arrears. We recognize revenue ratably over the contractual service term for fixed fee arrangements as we have a stand-ready performance obligation that is generally fulfilled evenly throughout the hosting period. We recognize revenue for usage-based arrangements as services are provided.
Strategic Partnerships and Other
We enter into strategic contracts with owners of hardware, operating system, device, game console and other technology providers to customize our software licenses to enable interoperability with these platforms (“Strategic Partnerships”). This allows customers using our Create Solutions subscriptions to build and publish content to more than one platform without having to write platform-specific code. We consider these strategic partners as our customers and generally provide them with the following promises in our contracts: (i) development and customization of our software to integrate with the customer’s platform and (ii) post-integration ongoing support and updates.
We generally view these promises as one single performance obligation as they are not distinct within the context of the contract. This is because the customized software license that is integrated with the customer’s platform requires continuous updates that are critical to the utility of the customized software.

Table of Contents	Unity Software Inc.
The transaction price is determined based on the consideration that we will be entitled to receive in exchange for transferring our goods and services to the customer. We do not have material variable consideration. When Strategic Partnerships contain non-monetary consideration, we measure and record the transaction price at the estimated fair value of the non-cash consideration received from the customer. Typically, we recognize revenue for these contracts over time as service is performed using the input method to measure progress of the satisfaction of the performance obligation.
Certain Strategic Partnerships also require the customer to pay sales-based royalties based on the sales of games on the Strategic Partner platform that incorporate our customized software. Since customized software intellectual property is the predominant item to which royalty relates, we recognize revenue for sales-based royalties when the later of the subsequent sale or usage occurs, or the performance to which some or all of the sales-based royalty has been allocated has been satisfied. We record revenue under these arrangements for the amounts due to us based on estimates of the sales of these customers and pursuant to the terms of the contracts.
The Strategic Partnerships are typically multi-year arrangements where customers make payments commensurate with milestones accomplished with respect to the development and integration service or pay in advance on a quarterly basis.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets relate to performance completed in advance of scheduled billings. The primary changes in our contract assets and contract liabilities are due to our performance under the contracts and billings.
Contract assets (unbilled receivables) included in accounts receivable are recorded when revenue is recognized in advance of customer invoicing. Unbilled receivables totaled $23.1 million and $24.6 million as of September 30, 2020 and December 31, 2019, respectively. Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three and nine months ended September 30, 2020 that was included in the deferred revenue balances at July 1, 2020 and January 1, 2020 was $37.9 million and $71.8 million, respectively. The satisfaction of performance obligations typically lags behind payments received under contract from customers, which may lead to an increase in our deferred revenue balance over time.
Remaining Performance Obligations
As of September 30, 2020, we had total remaining performance obligations of $210.5 million, which represents the total contract transaction price allocated to undelivered performance obligations primarily for Create Solutions subscriptions, Enterprise Support, and Strategic Partnership contracts, which are generally recognized over the next three years. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. This amount excludes contracts with an original expected term of one year or less and contracts for which we recognize revenue in the amount and in the same period in which we invoice for services performed. We expect to recognize $97.0 million or 46% of this revenue during the next 12 months. We expect to recognize the remaining $113.5 million or 54% of this revenue thereafter.
Sales Commissions
We consider internal sales commissions as potential incremental costs of obtaining the contract with a customer. We apply a practical expedient to expense incremental costs incurred if the period of the benefit is one year or less. Incremental costs that have a period of benefit greater than one year are capitalized and amortized over the estimated period of benefit. Capitalized commissions, net of amortization, are included in other current assets and other assets on our condensed consolidated balance sheets. We capitalized $4.4 million and $0 of sales commissions for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

Table of Contents	Unity Software Inc.
As of September 30, 2020, capitalized commissions, net of amortization, included in other current assets and other assets were $1.5 million and $2.2 million, respectively. Capitalized commissions, net of amortization, included in other current assets and other assets were $0 as of December 31, 2019.
Capitalized commissions are amortized over the expected period of benefit, which we have determined, based on analysis, to be three years. Amortization of capitalized commissions are included in sales and marketing expenses on our condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2020 and 2019, we amortized $0.4 million and $0 of capitalized commissions, respectively. For the nine months ended September 30, 2020 and 2019, we amortized $0.7 million and $0 of capitalized commissions, respectively. We did not incur any impairment losses for the nine months ended September 30, 2020 and 2019.
Cost of Revenue
Cost of revenue for the delivery of software tools, support, updates and advertising consists primarily of hosting expenses, personnel costs (including salaries, stock-based compensation, and benefits) for employees associated with our product support and professional services organizations, credit card fees, third party license fees, and allocated shared costs, including facilities, information technology, and security costs, as well as amortization of related capitalized software costs and depreciation of related property and equipment.
Concentrations
As of September 30, 2020 and December 31, 2019, no individual customer represented 10% or more of the aggregate receivables. For the three and nine months ended September 30, 2020 and 2019, no individual customer represented 10% or more of total revenue.
Leases
We account for leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. We adopted Topic 842 along with all subsequent ASU clarifications and improvements that are applicable to us on January 1, 2020 using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under Topic 842 are not provided for dates and periods prior to January 1, 2020. Topic 842 provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us to not reassess under Topic 842 our prior conclusions about lease identification, lease classification and initial direct costs. We also made a policy election not to separate lease and non-lease components for each of our existing underlying asset classes; therefore we will account for lease and non-lease components as a single lease component.
We determine if a contract contains a lease based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received and prepayments made. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate (“IBR”) because the interest rate implicit in most of our leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what our credit rating would be. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in our lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.

Table of Contents	Unity Software Inc.
Upon adoption of Topic 842, we recognized ROU assets of $105.1 million and liabilities for operating leases of $120.5 million as of January 1, 2020.
2. Summary of Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In February 2016, the FASB issued Topic 842, and subsequent amendments in July 2018, that superseded the existing lease guidance, including on-balance sheet recognition of operating leases for lessees. Under this update, lessees are required to provide enhanced disclosures and recognize a lease liability and an ROU asset for most leases. We elected to not include leases that have a duration of 12 months or less on our condensed consolidated balance sheet. We adopted this update on January 1, 2020. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements for information on the impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update modifies the disclosure requirements on fair value measurements. We adopted this update on January 1, 2020. There was no material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. This update replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The new impairment methodology eliminates the probable initial recognition threshold and, instead, estimates the expected credit losses in consideration of past events, current conditions and forecasted information. This update becomes effective and will be adopted by us in the first quarter of the year ending December 31, 2021. We are currently evaluating the impact of this update on our consolidated financial statements. The effect on our consolidated financial statements will largely depend on the composition and credit quality of our trade receivables, as well as the economic conditions at the time of adoption.
3. Revenue
Disaggregation of Revenue
Revenue by Source
The following table presents our revenue disaggregated by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Create Solutions	$62,591	$43,027	$164,378	$120,597
Operate Solutions	120,023	69,719	336,904	206,801
Strategic Partnerships and Other	18,170	18,197	50,827	56,310
Total revenue	$200,784	$130,943	$552,109	$383,708
Additional information regarding our revenue by source is discussed under the heading “Revenue Recognition” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
Revenue by Geographic Area
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$54,040	$36,685	$139,717	$113,667
Greater China (1)(2)	30,519	17,210	77,848	44,302
EMEA (1)(3)	68,929	41,544	201,048	128,678
APAC (1)(4)	37,921	29,498	102,917	78,434
Other Americas (1)(5)	9,375	6,006	30,579	18,627
Total revenue	$200,784	$130,943	$552,109	$383,708
(1)    No individual country, other than those disclosed above, exceeded 10% of our total revenue for any period presented.
(2)    Greater China includes China, Hong Kong, and Taiwan.
(3)    Europe, the Middle East, and Africa (“EMEA”)
(4)    Asia-Pacific, excluding Greater China (“APAC”)
(5)    Canada and Latin America (“Other Americas”)
4. Acquisitions
Acquisitions are accounted for in accordance with FASB ASC Topic 805, Business Combinations, and the revenue and earnings of the acquired businesses have been included in our results from the respective dates of the acquisitions and were not material to our condensed consolidated financial statements.
The total purchase price allocated to the net assets acquired is assigned based on the fair values as of the date of acquisition. The fair value assigned to identifiable intangible assets acquired was determined using the income approach and the cost approach. We believe that these identified intangible assets will have no residual value after their estimated economic useful lives. The identifiable intangible assets are subject to amortization on a straight-line basis, as this best approximates the benefit period related to these assets.
The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, is recorded as goodwill. Goodwill is not subject to amortization and it is not deductible for U.S. income tax purposes.
For 2020 and certain 2019 acquisitions, the fair values of assets acquired and liabilities assumed, including current income taxes payable and deferred taxes, may change over the measurement period as additional information is received and certain tax returns are finalized. Accordingly, the provisional measurements of fair value of the current income taxes payable and deferred taxes are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the respective acquisition dates.
2020 Acquisitions
Finger Food
In April 2020, we completed the acquisition of 100% of the issued share capital of Finger Food Studios Inc. (“Finger Food”) for consideration of $46.8 million payable in a combination of $23.6 million in cash and the issuance of 1,030,711 shares of common stock valued at $23.1 million.

Table of Contents	Unity Software Inc.
Finger Food creates developer applications on top of our solutions for a variety of industries, such as automotive, construction, gaming and retail. The acquisition of Finger Food was strategic in nature as we look to create repeatable solutions from Finger Food’s projects and apply the know-how of customer engagement to our offerings.
The following table summarizes the consideration paid for Finger Food and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$23,626
Common stock issued	23,126
Fair value of total consideration transferred	$46,752
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$288
Accounts receivable, net	5,758
Property and equipment, net	1,307
Operating lease ROU assets	4,972
Deferred tax assets	1,327
Customer relationships	2,900
Trademark	200
Income and other taxes payable	(8,109)
Operating lease liabilities	(4,972)
Other assets and liabilities, net	(293)
Deferred tax liability	(1,436)
Total identifiable net assets assumed	1,942
Goodwill	44,810
Total	$46,752
The acquired customer relationships and trademark intangible assets have useful lives of two years and six months, respectively. Goodwill of $44.8 million reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset.
Other 2020 Acquisition
During the nine months ended September 30, 2020, we completed another acquisition for total consideration of approximately $14.0 million payable in a combination of $12.0 million in cash and the issuance of 72,479 shares of common stock valued at $2.0 million. In aggregate, $0.3 million represented cash acquired, $6.2 million was attributed to intangible assets and represents acquired developed technology, customer relationships and trademarks, $1.8 million was attributed to other assets, $8.1 million was attributed to goodwill and $2.5 million was attributed to other liabilities assumed. This acquisition was strategic in nature as it enhanced our product offerings.
We recorded an immaterial amount and approximately $2.4 million in transaction costs associated with these acquisitions for the three and nine months ended September 30, 2020, respectively. These costs were recorded within general and administrative expenses.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the condensed consolidated statements of operations and comprehensive loss.

Table of Contents	Unity Software Inc.
2019 Acquisitions
Vivox
In January 2019, we completed the acquisition of 100% of the issued share capital of Mercer Road Corporation (“Vivox”) for consideration of $123.4 million payable in a combination of $119.0 million in cash and the issuance of 348,739 shares of common stock valued at $4.4 million.
Vivox provides cross-platform voice and text communication tools for social experiences where players can communicate regardless of location in game play, on any platform, whether it is mobile, personal computer or console. The acquisition of Vivox was strategic in nature as we look to deliver more services for connected games and other use cases.
The acquired developed technology has an estimated useful life of six years. The acquired customer relationships and trademark intangible assets have useful lives of two years and four years, respectively. Goodwill of $94.2 million reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset.
deltaDNA
In September 2019, we completed the acquisition of 100% of the issued share capital of deltaDNA Limited (“deltaDNA”) for consideration of $53.1 million payable in a combination of $32.8 million in cash and $20.3 million of our common stock. The total purchase price includes 928,123 common shares issued by us.
deltaDNA provides analytics, messaging and ad campaign management tools to enable real-time player life-cycle management. The acquisition of deltaDNA was strategic in nature as we look to integrate deltaDNA’s engagement tools and services to support our monetization products.
The acquired developed technology has an estimated useful life of six years. The acquired customer relationships and trademark intangible assets have useful lives of two years and three years, respectively. Goodwill of $35.2 million reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset.
Artomatix
In December 2019, we completed the acquisition of 100% of the issued share capital of Artomatix Limited (“Artomatix”) for consideration of $48.8 million payable in a combination of $38.7 million in cash and $10.1 million of our common stock. The total purchase price includes 457,875 common shares issued by us.
Artomatix offers artificial intelligence (“AI”) and machine learning powered tools to simplify and automate parts of the 3D art creation process. The acquisition of Artomatix was strategic in nature as we look to expand our offering for 3D artists in addition to developers.
The acquired developed technology has an estimated useful life of six years. Goodwill of $39.0 million reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset.
Other 2019 Acquisitions
During the year ended December 31, 2019, we completed other acquisitions and purchases of intangible assets for total consideration of approximately $8.2 million. In aggregate, $0.4 million represented cash acquired, $3.5 million was attributed to intangible assets and represents acquired developed technology, $0.4 million was attributed to other assets, $4.5 million was attributed to goodwill and $0.7 million was attributed to other liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in different functional areas.

Table of Contents	Unity Software Inc.
We recorded $3.6 million in transaction costs associated with these acquisitions for the year ended December 31, 2019. These costs were recorded within general and administrative expenses.
5. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations.
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2020 (in thousands):

Balance as of December 31, 2019	$218,305
Goodwill from acquisition of Finger Food	44,810
Goodwill from other 2020 acquisition	8,150
Measurement period adjustments	(65)
Balance as of September 30, 2020	$271,200
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average remaining useful life):

	As of September 30, 2020
	Weighted-Average Remaining Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$81,088	$(29,236)	$51,852
Customer relationships	2.1	13,027	(7,381)	5,646
Trademark	3.3	3,507	(1,736)	1,771
Total intangible assets		$97,622	$(38,353)	$59,269

	As of December 31, 2019
	Weighted‑Average Remaining Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.9	$75,708	$(20,339)	$55,369
Customer relationships	2.0	8,427	(4,123)	4,304
Trademark	3.6	3,207	(846)	2,361
Total intangible assets		$87,342	$(25,308)	$62,034
(1)    Based on weighted-average useful life established as of the acquisition date.
The following table presents the amortization of finite-lived intangible assets included on our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$4,751	$2,742	$13,045	$7,790

Table of Contents	Unity Software Inc.
As of September 30, 2020, the estimated future amortization of finite-lived intangible assets for each of the next five years and thereafter was as follows (in thousands):

Remainder of 2020	$4,679
2021	15,748
2022	13,182
2023	10,772
2024	10,305
Thereafter	4,583
Total	$59,269
6. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	September 30, 2020	December 31, 2019
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$64,410	$52,647
Computer and other hardware	54,005	42,264
Furniture	24,855	21,416
Internally developed software	3,301	2,964
Purchased software	1,335	1,325
Construction in progress	7,714	6,645
Total gross property and equipment	155,620	127,261
Accumulated depreciation and amortization (1)	(65,690)	(48,285)
Property and equipment, net	$89,930	$78,976
(1)    The following table presents the depreciation and amortization of property and equipment included on our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$6,523	$5,233	$18,239	$13,507

Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	September 30, 2020	December 31, 2019
United States	$36,529	$35,602
Canada	14,402	10,396
United Kingdom	16,966	10,238
Greater China	5,719	6,097
EMEA, excluding United Kingdom (1)	10,874	10,475
APAC (1)	3,804	4,783
Other Americas, excluding Canada (1)	748	879
Total long-lived assets, net	$89,042	$78,470
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities:
Accrued expenses	$47,174	$36,217
Accrued compensation	39,780	30,246
Accrued expenses and other current liabilities	$86,954	$66,463
7. Leases
We have operating leases for offices, data centers, and other equipment, which have remaining lease terms of less than 1 year to approximately 10.3 years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease from less than one year up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating lease expense, excluding ROU asset impairment	$7,446	$22,239
Short-term lease expense	241	767
Variable lease expense	1,264	4,100
Sublease income	(8)	(34)
Total lease expense	$8,943	$27,072
Other information related to operating leases was as follows (in thousands):

Nine Months Ended
September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$21,946
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$24,592

As of September 30, 2020, our operating leases had a weighted-average remaining lease term of 6.12 years and a weighted-average discount rate of 4.5%.
As of September 30, 2020, future minimum lease payments under our non-cancellable operating leases were as follows (in thousands):

Operating Leases (1)
Remainder of 2020	$7,372
2021	29,080
2022	26,879
2023	21,370
2024	18,413
Thereafter	41,843
Total future minimum lease payments	144,957
Less: imputed interest	(18,719)
Present value of lease liabilities	$126,238
(1)    Excludes future minimum payments for leases which have not yet commenced as of September 30, 2020.
As of September 30, 2020, we have entered into leases that have not yet commenced with future minimum lease payments of $154.1 million that are not yet reflected on our condensed consolidated balance sheets. These operating leases will commence in 2021 with lease terms of 9.50 years to 11.75 years.
The operating lease liabilities and ROU assets as of September 30, 2020 include leases assumed in the acquisition of Finger Food if the remaining lease term at the acquisition date was determined to exceed one year. See Note 4, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements for further discussion.
8. Borrowings
On December 20, 2019, we entered into a revolving credit agreement (the “Credit Agreement”), which provides for a committed revolving loan facility of up to $125.0 million (the “Revolving Facility”) and includes a $20.0 million letter of credit subfacility (the “LC Capacity” and together with the Revolving Facility, the “Credit Facility”). Borrowings under the Credit Facility are available for working capital and general corporate purposes. The Credit Facility has a maturity date of December 20, 2024.
At our option, we shall specify whether the loans made under the Revolving Facility is an Alternate Base Rate (“ABR”) borrowing or a Eurodollar borrowing, which then determines the annual interest rate. ABR borrowings bear interest at the ABR plus 0.50%. Eurodollar borrowings bear interest at the adjusted LIBO Rate plus 1.50%.
The ABR equals the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) the sum of the adjusted one-month LIBO Rate for a Eurodollar borrowing plus 1.00%. The ABR is subject to a floor of 1.00%.
For ABR borrowings, interest is payable on the last day of March, June, September, and December of each year. For Eurodollar borrowings, interest is payable on the last day of each interest period for the applicable borrowing, and if such interest period extends over three months, each day prior to the last day of each three-month interval during such interest period.

Commitments under the Revolving Facility are subject to a commitment fee of 0.25% on the difference between the total committed amount of the Revolving Facility on the one hand, and the amount drawn thereunder plus the aggregate amount of LC Capacity used on the other. An annual letter of credit fee of 1.50% of the average daily undrawn amount of the letters of credit issued thereunder is also payable quarterly. Letters of credit issued under the letter of credit subfacility are subject to a fronting fee of 0.125% on the average daily undrawn amount on such letters of credit.
There was no principal amount outstanding under the Credit Facility, and the full $125.0 million was available for future borrowing under the Revolving Facility as of December 31, 2019. There were no commitment and fronting fees on the undrawn portion of the Credit Facility for the nine months ended September 30, 2019.
In March 2020, we borrowed the full $125.0 million amount as a Eurodollar borrowing under our Revolving Facility. In connection with this borrowing, we recognized $0.6 million and $1.4 million in expense primarily related to the interest cost associated with this borrowing and partially due to commitment fees on the undrawn portion and amortization of debt issuance costs during the three and nine months ended September 30, 2020, respectively. This amount is reported within “Interest expense” on our condensed consolidated statements of operations and comprehensive loss.
In September, 2020, we repaid the outstanding $125.0 million of indebtedness under the Credit Facility using a portion of the net proceeds we received from our IPO.
Under the Credit Agreement, we must maintain a minimum liquidity balance of $75.0 million as of the last day of the most recently completed four consecutive fiscal quarters, which commenced on June 30, 2020. The Credit Agreement contains customary conditions to borrowing, representations and warranties, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make investments, undergo corporate changes, make dispositions, prepay other indebtedness, pay dividends or other distributions and engage in transactions with our affiliates. We were in compliance in all material respects with the covenants in the Credit Agreement as of September 30, 2020. The obligations under the Credit Agreement are secured by a perfected security interest in (i) all of our tangible and intangible assets, except for certain customary excluded assets, and (ii) all of our ownership in capital stock of restricted subsidiaries (limited, in the case of the stock of non-U.S. subsidiaries and U.S. subsidiaries that have no material assets other than equity interests and/or indebtedness in foreign subsidiaries that are controlled foreign corporations, to 65% of the capital stock of such subsidiaries). The obligations under the Credit Agreement are also guaranteed by our existing and subsequently acquired or formed material domestic subsidiaries.
9. Commitments and Contingencies
During the nine months ended September 30, 2020, we entered into two service agreements with third-party vendors with future minimum commitments of $25.2 million over five years. Total spend under the agreements for the nine months ended September 30, 2020 was approximately $1.0 million.
Data Center Hosting Commitments
In March 2018, we entered into a cloud service agreement with a total term of six years. Under the agreement, we were granted access to use certain cloud services. Minimum annual commitments increase annually over the term of the agreement. The aggregate value of all annual minimum commitments over the contract term is $203.5 million. Total spend under the agreement for the nine months ended September 30, 2020 and 2019 was approximately $44.3 million and $24.6 million, respectively. We expect to meet our remaining commitment.

Table of Contents	Unity Software Inc.
Legal Matters
In the normal course of business, we are subject to various legal matters. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Legal costs related to such potential losses are expensed as incurred. In addition, recoveries are shown as a reduction in legal costs in the period in which they are realized. With respect to our outstanding matters, based on our current knowledge, we believe that the resolution of such matters will not, either individually or in aggregate, have a material adverse effect on our business or our consolidated financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of September 30, 2020, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $22.4 million and $17.1 million of secured letters of credit outstanding as of September 30, 2020 and December 31, 2019, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our condensed consolidated balance sheets based on the term of the remaining restriction.
10. Stockholders’ Equity
Convertible Preferred Stock
The following table presents shares and amount of convertible preferred stock authorized, issued and outstanding, by series type (in thousands, except share data):

	As of September 30, 2020		As of December 31, 2019
	Shares	Amount	Shares	Amount
Series A	—	$—	23,545,670	$7,372
Series B	—	—	12,609,560	15,841
Series C	—	—	20,319,725	143,709
Series D	—	—	21,739,130	249,771
Series D-1	—	—	12,003,311	144,948
Series E	—	—	5,681,818	124,918
Total	—	$—	95,899,214	$686,559
In March 2020, we sold 6.8 million shares of convertible Series E preferred stock. The total transaction price of convertible preferred stock issued, net of issuance costs, was $150.0 million.

Each share of convertible Series A, B, C, D, D-1 and E preferred stock was convertible into one share of common stock. Upon completion of our IPO, all of the outstanding shares of our convertible preferred stock, totaling 102,717,396 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis. We recognized the $836.5 million in excess over par of the carrying value upon conversion to additional paid-in capital as of September 30, 2020. As of September 30, 2020, there were no shares of convertible preferred stock issued and outstanding.
In connection with the IPO, our Amended and Restated Certificate of Incorporation (“COI”) became effective, which authorized the issuance of 100,000,000 shares of undesignated preferred stock with a par value of $0.000005 with rights and preferences, including voting rights, designated from time to time by our board of directors.
Common Stock
In January 2020, we sold 4.5 million shares of our common stock. The total transaction price of the common stock issued was $100.0 million.
Our Amended and Restated COI also authorized the issuance of 1,000,000,000 shares of common stock with a par value of $0.000005 per share.
Upon completion of our IPO on September 22, 2020, we issued and donated 750,000 shares of our common stock valued, for accounting purposes, at $63.6 million to a charitable foundation.
2020 Equity Incentive Plan
In succession to and continuation of our 2019 Stock Plan, our board of directors approved our 2020 Equity Incentive Plan (“2020 Plan”) in August 2020, and our stockholders approved in September 2020. No grants were made under our 2020 Plan prior to its effectiveness on September 17, 2020. As our 2020 Plan has become effective, no further grants will be made under our 2019 Stock Plan.
The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other forms of awards to employees, directors, and consultants, including employees and consultants of our affiliates.
The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of a share of our common stock on grant date and the exercise price of incentive stock options granted to any participant, who owns more than 10% of the total voting power of all classes of our outstanding stock, must be at least 110% of the fair market value on the grant date.
The term of a stock option and stock appreciation right may not exceed 10 years, except with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock, the term of an incentive stock option may not exceed five years.
As of September 30, 2020, the maximum number of shares that could have been issued pursuant to the 2020 Plan was 83,624,892, of which 31,647,697 were available for grant.
2020 Employee Stock Purchase Plan (“2020 ESPP”)
Our board of directors also adopted our 2020 ESPP in August 2020, and our stockholders approved our 2020 ESPP in September 2020.
The maximum number of shares of our common stock that may be issued under our 2020 ESPP is 5,288,091 shares. Our 2020 ESPP permits participants to purchase shares of our common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us. As of September 30, 2020, we had not yet launched our 2020 ESPP and are under no obligation to do so.

Table of Contents	Unity Software Inc.
11. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees, including those in connection with modified awards, on our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$5,072	$903	$6,319	$2,553
Research and development	31,334	3,490	42,113	9,350
Sales and marketing	10,722	1,585	14,846	4,266
General and administrative	14,678	3,124	20,182	7,708
Total stock-based compensation expense	$61,806	$9,102	$83,460	$23,877
As of September 30, 2020, there was unrecognized compensation expense related to outstanding stock options of $128.5 million to be recognized over the weighted-average remaining vesting period of 2.92 years. As of September 30, 2020, there was unrecognized compensation expense related to unvested restricted stock units of $116.5 million to be recognized over the weighted-average remaining vesting period of 2.15 years. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.
Stock Options
A summary of our stock option activity under the 2009 Stock Plan and 2019 Stock Plan is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2019	42,728,180	$5.77	7.35
Granted	5,178,593	$18.69
Exercised	(4,188,115)	$3.79
Forfeited, cancelled, or expired	(739,784)	$10.13
Balance as of September 30, 2020	42,978,874	$7.45	7.03
In 2014, we issued nonplan options to purchase 4,250,000 shares of common stock, 8,500,000 when taking into account the 2:1 forward stock split we effected in 2017, to our Chief Executive Officer (“CEO”) with an exercise price of $2.85 per share. These options vested over four years and were immediately exercisable. We accepted a promissory note receivable from our CEO in consideration for the early exercise of these nonplan options. The note receivable, totaling $12.1 million, bore interest at a rate of 1.72% and had a term of seven years. The promissory note receivable was considered nonrecourse. Due to the nonrecourse nature of the note, the resulting exercise of the nonplan options was determined to not be substantive. Therefore, we did not reflect the exercise of the stock options or the note receivable for accounting purposes on our consolidated balance sheets at the time the promissory note was executed. The shares issued were considered restricted until the note was repaid.

Table of Contents	Unity Software Inc.
During 2016, $4.2 million of the note was partially repaid and an amended promissory note was put in place for an amount of $8.0 million bearing interest at a rate of 1.72% and with a remaining term of five years. For accounting and reporting purposes, the repayment of the note was considered to be a $4.2 million exercise of stock options during the year ended December 31, 2016. In June 2020, our CEO fully repaid the $8.0 million principal balance and $0.9 million in related interest of the nonrecourse promissory note that we issued in 2016. For accounting and reporting purposes, the repayment of the note was considered to be an $8.9 million exercise of stock options during the nine months ended September 30, 2020.
The aggregate pretax intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $140.4 million and $86.0 million, respectively. The intrinsic value is the difference between the estimated fair value of our common stock on the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2020 was $9.96 per share. The fair value of stock options vested during the nine months ended September 30, 2020 was $23.9 million.
The calculated grant-date fair value of stock options granted prior to our IPO was estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30, 2020
Expected dividend yield	—
Risk-free interest rate	0.4% - 0.6%
Expected volatility	33.8% - 36.3%
Expected term (in years)	6.00
Fair value of underlying common stock	$22.00 - $25.72
The expected term is based on the vesting terms, estimated exercise behavior, post-vesting cancellations and contractual terms of the awards. We do not plan to pay cash dividends in the foreseeable future; therefore, we used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect at the time of grant with maturities equal to the grant’s expected term. The expected volatility is based on historical volatility of peer companies. The fair value of common stock is estimated based on observable transactions in the secondary market.
Restricted Stock Units (“RSUs”)
A summary of our RSU activity under the 2019 Stock Plan is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2019	2,849,378	$22.06
Granted	4,217,048	$25.23
Vested	(280,994)	$23.00
Forfeited	(130,646)	$22.88
Unvested as of September 30, 2020	6,654,786	$24.02
The RSUs granted prior to our IPO are subject to both a service-based vesting condition, which is satisfied over two to four years, and a liquidity event vesting condition, which was satisfied upon the completion of our IPO. The RSUs granted subsequent to our IPO only have a service-based vesting condition, which is satisfied over nine months to four years.

Table of Contents	Unity Software Inc.
In the third quarter of 2020, we recorded cumulative stock-based compensation expense of $49.6 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon the completion of our IPO.
12. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in how we do business, and tax law developments.
Our effective tax rate for the three and nine months ended September 30, 2020 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings being taxed at different tax rates, credits and losses that cannot be benefited due to the valuation allowance on United States and Denmark entities, and the tax benefit from stock based compensation activities during the period. Our effective tax rate for the three and nine months ended September 30, 2019 differs from the U.S. federal statutory tax rate of 21% primarily due to credits and losses that cannot be benefited due to the valuation allowance on United States and Denmark entities, an income tax benefit recognized in the quarter as a result of a partial release of our valuation allowance against our U.S. deferred tax assets in connection with business combinations, as well as the tax benefit from stock based compensation activities during the period.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, certain state, Denmark, and certain non-US jurisdictions deferred tax assets will not be realized as of September 30, 2020 and December 31, 2019, and as such, we have maintained a full valuation allowance against such deferred tax assets.
As of September 30, 2020, we had $48.7 million of gross unrecognized tax benefits, of which $8.5 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2020 could increase or decrease significantly due to the lapse of statutes of limitations within the next 12 months. As a result, the amount of unrecognized tax benefits may decrease by as much as $2.1 million. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
13. Net Loss per Share of Common Stock
Basic net loss per share attributable to our common stockholders is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were antidilutive given our net loss in each period presented. Potentially dilutive common shares result from the assumed exercise of outstanding stock options and assumed vesting of outstanding RSUs, both using the treasury stock method.

Table of Contents	Unity Software Inc.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic and diluted net loss per share
Numerator:
Net loss	$(144,719)	$(45,549)	$(198,806)	$(112,611)
Add: Deemed dividends representing excess paid over initial issuance price to repurchase convertible preferred stock	—	(42,463)	—	(42,463)
Net loss attributable to our common stockholders	$(144,719)	$(88,012)	$(198,806)	$(155,074)
Denominator:
Weighted-average common shares used in per share computation, basic and diluted	149,256	115,817	135,671	111,772
Net loss per share, basic and diluted	$(0.97)	$(0.76)	$(1.47)	$(1.39)
The following table presents the forms of antidilutive potential common shares excluded from the computation of diluted net loss per share for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Convertible preferred stock	—	100,445	—	100,445
Stock options	42,979	41,137	42,979	41,137
RSUs	6,936	—	6,936	—
14. Subsequent Events
In October 2020, we invested $1,470.0 million in marketable securities consisting of U.S. government agency obligations, U.S. treasury securities, commercial paper, corporate securities, asset-backed securities, and money market funds.

Table of Contents	Unity Software Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part II—Other Information, Item 1A. Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
Overview
Unity is the world’s leading platform for creating and operating interactive, real-time 3D content.
Our platform provides a comprehensive set of software solutions to create, run and monetize interactive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices. We also had a global reach of approximately 2.5 billion monthly active end users, who consume content created or operated with our solutions on over 20 platforms. In the first nine months of 2020, we saw an average of more than five billion downloads of applications per month built with Unity.
Our platform consists of two distinct, but connected and synergistic, sets of solutions: Create Solutions and Operate Solutions. Our Create Solutions are used by content creators—developers, artists, designers, engineers, and architects—to create interactive, real-time 2D and 3D content. Content can be created once and deployed to more than 20 platforms, including Windows, Mac, iOS, Android, PlayStation, Xbox, Nintendo Switch, and the leading augmented and virtual reality platforms, among others. Our Operate Solutions offer customers the ability to grow and engage their end-user base, as well as run and monetize their content with the goal of optimizing end-user acquisition and operational costs, while increasing the lifetime value of their end users.
We launched our first game development engine in 2004, bringing together a set of tools, such as rendering, lighting, physics, sound, animation, and user interface, that were designed to address the challenges faced by most game developers. Prior to Unity, developers primarily created these tools individually and repetitively across different target platforms, which was an expensive and time-consuming process. Unity made game development easier and faster.
In the three months ended September 30, 2020, we built upon our history of innovation by achieving a number of milestones that secured our position as the leading platform for creating and operating interactive, real-time 3D content including:
•the launch of Cloud Content Delivery in September, which offers an enterprise-grade, low-complexity Content Delivery Network (CDN) that helps game developers deliver live game content updates to the right users, at the right time. A full end-to-end solution for storing, managing, and deploying content releases, Cloud Content Delivery was built to run cloud-based games as efficiently as possible, while consistently keeping players engaged;
•the launch of LEGO microgame in September, which puts digital LEGO elements into the hands of new users to get them quickly building, customizing, and sharing their first 3D game in less than an hour; and
•the release of MARS in the third quarter of 2020, which gives creators professional-grade workflows for augmented and virtual reality development. With MARS, creators are able to build, prototype, and visualize data-oriented applications in real-time without leaving the Unity editor.

Table of Contents	Unity Software Inc.
We continue to invest in research and development and to pursue selective acquisitions and partnerships in order to enhance and expand our platform.
Impact of COVID-19
While our total revenue, cash flows, and overall financial condition have not been adversely impacted to date, the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although we have and may continue to experience a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships, we have seen an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions. However, this increased demand for our Operate Solutions will likely moderate over time as shelter-in-place orders and other related measures and community practices evolve. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions, or seek renegotiations of their contracts, any of which may result in decreased revenue for us. In addition, we may experience customer losses, due to factors including bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. In addition, in response to the COVID-19 pandemic, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.
The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, refer to the section titled “Risk Factors.”
Key Metrics
We monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions.

Table of Contents	Unity Software Inc.
Customers Contributing More Than $100,000 of Revenue
We have a history of strong growth in our customer base. We focus on the number of customers that generated more than $100,000 of revenue in the trailing 12 months, as this segment of our customer base represents the majority of our revenue and revenue growth. We expect that trend to continue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. As of September 30, 2020 and 2019, we had 739 and 553 of such customers, respectively, demonstrating our strong and growing penetration of larger enterprises, including AAA gaming studios, and large organizations in industries beyond gaming. For the nine months ended September 30, 2020 and 2019, no one customer accounted for more than 10% of our revenue.

	As of
	September 30, 2020	September 30, 2019
Customers > $100,000 of revenue	739	553
% of revenue represented by customers > $100,000 of revenue	72%	72%
The proportion of trailing 12-month revenue from customers contributing over $100,000 of trailing 12-month revenue was 72% as of both September 30, 2020 and 2019 as we saw growth in the number of new customers that contributed more than $100,000 of revenue while our revenue also grew over the same period.
Dollar-Based Net Expansion Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with our Create and Operate Solutions customers and to increase their use of our platform. We track our performance by measuring our dollar-based net expansion rate, which compares our Create and Operate Solutions revenue from the same set of customers across comparable periods, calculated on a trailing 12-month basis.
Our dollar-based net expansion rate as of a period end is calculated as current period revenue divided by prior period revenue. Prior period revenue is the trailing 12-month revenue measured as of such prior period end and includes revenue from all customers that contributed revenue during such trailing 12-month period. Current period revenue is the trailing 12-month revenue from these same customers as of the current period end. Our dollar-based net expansion rate includes the effect of any customer renewals, expansion, contraction, and churn but excludes revenue from new customers in the current period.

	As of
	September 30, 2020	September 30, 2019
Dollar-based net expansion rate	144%	132%
Our dollar-based net expansion rate as of September 30, 2020 and 2019, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers, expanded usage among our existing Operate Solutions customers, and improvements in cross-selling our solutions to all of our customers. In the nine months ended September 30, 2020 and 2019, increased usage of Operate Solutions drove the improvement in our dollar-based net expansion rate.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$200,784	$130,943	$552,109	$383,708
Cost of revenue	47,540	26,451	119,840	88,602
Gross profit	153,244	104,492	432,269	295,106
Operating expenses
Research and development	116,648	64,034	283,507	182,832
Sales and marketing	60,764	46,559	147,739	125,322
General and administrative	117,515	35,631	194,988	89,041
Total operating expenses	294,927	146,224	626,234	397,195
Loss from operations	(141,683)	(41,732)	(193,965)	(102,089)
Interest expense	(615)	—	(1,403)	—
Interest income and other expense, net	(2,023)	(1,808)	(829)	(2,494)
Loss before provision for income taxes	(144,321)	(43,540)	(196,197)	(104,583)
Provision for income taxes	398	2,009	2,609	8,028
Net loss	$(144,719)	$(45,549)	$(198,806)	$(112,611)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	24	20	22	23
Gross margin	76	80	78	77
Operating expenses
Research and development	58	49	51	48
Sales and marketing	30	36	27	33
General and administrative	59	27	35	23
Total operating expenses	147	112	113	104
Loss from operations	(71)	(32)	(35)	(27)
Interest expense	—	—	—	—
Interest income and other expense, net	(1)	(1)	—	(1)
Loss before provision for income taxes	(72)	(33)	(35)	(28)
Provision for income taxes	—	2	—	2
Net loss	(72)%	(35)%	(35)%	(30)%

Table of Contents	Unity Software Inc.
Revenue
We derive revenue from Create Solutions, Operate Solutions, and Strategic Partnerships and Other.
Create Solutions
We generate Create Solutions revenue primarily through the sale of subscription fee arrangements for the use of our products and related support services.
We offer subscription plans at various price points and recognize revenue over a service period that generally ranges from one to three years. We typically bill our customers on a monthly, quarterly or annual basis, depending on the size of the contract. As a result of billing our customers in advance, we record deferred revenue, and a portion of the revenue we report in each period is attributable to the recognition of deferred revenue related to subscription and support agreements that we entered into during previous periods.
We generate additional Create Solutions revenue from the sale of professional services to our subscription customers. These services primarily consist of consulting, integration, training and custom application and workflow development, and may be billed in advance or on a time and materials basis.
Operate Solutions
We generate Operate Solutions revenue through a combination of revenue-share and usage-based business models that we manage as a portfolio of products and services.
Our monetization products are primarily based on a revenue-share model. These products were introduced in 2014 as our first set of Operate Solutions products and currently account for a substantial majority of our Operate Solutions revenue. We recognize monetization revenue primarily when an end user installs an application after seeing an advertisement (contracted on a cost-per-install basis), and to a lesser extent when an advertisement starts (contracted on a cost-per-impression basis). Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. In June 2020, Apple announced plans to require applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. Apple has announced that they may implement some of these changes beginning as early as fall 2020 and others in early 2021. The exact timing and manner in which these plans will be implemented and the effect on our revenue are not yet clear, but these changes could adversely affect our revenue from our monetization products. We are also not expecting our normal fourth quarter seasonal increase in Operate Solutions in 2020, as we believe the increase in user engagement that typically happens around the fourth quarter holidays has already occurred in the second and third quarters of this year.
We also provide cloud-based services to support the ongoing operation of games and applications. These include application hosting services, as well as end-user engagement tools and voice chat services. These services are generally sold based on usage and billed monthly in arrears. Some of our usage-based contracts include a minimum fixed-fee usage amount. We expect that our Operate Solutions beyond monetization, including cloud operations and hosting services, such as Multiplay, which we introduced in 2018, as well as Vivox and deltaDNA, both introduced in 2019, will grow as a percentage of our revenue over time as we further scale these newer products and services and as we launch additional solutions for gaming customers as well as customers in other industries.

Table of Contents	Unity Software Inc.
Strategic Partnerships and Other
We generate Strategic Partnerships revenue primarily from partnership contracts with hardware, operating system, device, game console, and other technology providers. Typically, we recognize revenue from these contracts as services are performed. These partnerships are typically multi-year software development arrangements with payments that are either made in advance on a quarterly basis or milestone-based. In addition, certain partners pay us royalties based on the sales of applications sold on their platform that incorporate or use our customized software.
We generate Other revenue primarily from our share of sales from our Asset Store, a marketplace and scaled aggregator for software, content, and tools used in the creation of real-time interactive games and applications, and from our Verified Solutions Partners, which sell software and tools certified for quality and compatibility with our platform.
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
Create Solutions	$62,591	$43,027	$19,564	45%	$164,378	$120,597	$43,781	36%
Operate Solutions	120,023	69,719	50,304	72%	336,904	206,801	130,103	63%
Strategic Partnerships and Other	18,170	18,197	(27)	—%	50,827	56,310	(5,483)	(10)%
Total revenue	$200,784	$130,943	$69,841	53%	$552,109	$383,708	$168,401	44%
The increase in revenue in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was substantially due to revenue growth among existing customers. In the three months ended September 30, 2020, the increase in revenue was substantially due to an increase in revenue from our Create Solutions and Operate Solutions, offsetting a decrease in Strategic Partnership revenue primarily due to deal delays resulting from the impact of the COVID-19 pandemic and the retirement of certain partners' product offerings. Create Solutions revenue growth was positively impacted by the second quarter 2020 Finger Food acquisition, and slightly offset by the continued impact of the COVID-19 pandemic on sales cycles, though we saw recovery during the third quarter. Within Operate Solutions, the substantial majority of our revenue growth was driven by an increase in revenue per customer as customers increased their usage across our Operate portfolio of products and services, due in part to the higher levels of end-user engagement as a result of strong product and sales execution as well as the COVID-19 shelter-in-place orders.
The increase in revenue in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was substantially due to revenue growth among existing customers. In the nine months ended September 30, 2020, the increase in revenue was substantially due to an increase in revenue from our Create Solutions and Operate Solutions, offsetting a decrease in Strategic Partnership revenue primarily due to deal delays resulting from the impact of the COVID-19 pandemic and the retirement of certain partners' product offerings. Create Solutions revenue growth was positively impacted by the second quarter 2020 Finger Food acquisition, offset in part due to a slowdown of sales cycles due to the impact of the COVID-19 pandemic, though we saw recovery in the third quarter. The pandemic-related slowdown of sales cycles initially began in Asia during the first quarter of 2020 and was followed by geographies outside of Asia in the second quarter of 2020. Within Operate Solutions, the substantial majority of our revenue growth was driven by an increase in revenue per customer as customers increased their usage across our Operate portfolio of products and services due in part to the higher levels of end-user engagement as a result of COVID-19 shelter-in-place orders.

Table of Contents	Unity Software Inc.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of hosting expenses, personnel costs (including salaries, benefits and stock-based compensation) for employees associated with our product support and professional services organizations, allocated overhead (including facilities, information technology, and security costs), third party license fees, and credit card fees, as well as amortization of related capitalized software and depreciation of related property and equipment.
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including our product mix, the costs associated with third-party hosting services, and the extent to which we expand and drive efficiencies in our hosting costs, professional services, and customer support organizations. We expect our gross profit to increase in absolute dollars, but we expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
Cost of revenue	$47,540	$26,451	$21,089	80%	$119,840	$88,602	$31,238	35%
Gross profit	$153,244	$104,492	$48,752	47%	$432,269	$295,106	$137,163	46%
Gross margin	76%	80%		(4)%	78%	77%		1%
Cost of revenue for the three months ended September 30, 2020 increased primarily due to an increase of $12.5 million in hosting costs supporting growth in our Operate Solutions, and an increase of $7.9 million in personnel-related expense driven by a one-time cumulative stock-based compensation expense of $4.0 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO and an increase in headcount.
Cost of revenue for the nine months ended September 30, 2020 increased primarily due to an increase of $20.0 million in hosting costs supporting our growth in our Create Solutions and Operate Solutions, and an increase of $10.4 million in personnel-related expenses driven by an increase in headcount and a one-time cumulative stock-based compensation expense of $4.0 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO.

Table of Contents	Unity Software Inc.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, third-party software services, professional services, and allocated overhead. We expense research and development expenses as they are incurred. We expect our research and development expenses to increase in absolute dollars and may fluctuate as a percentage of revenue from period to period as we expand our teams to develop new products, expand features and functionality with existing products, and enter new markets.
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
Research and development	$116,648	$64,034	$52,614	82%	$283,507	$182,832	$100,675	55%
Research and development expense for the three months ended September 30, 2020 increased primarily due to an increase of $45.3 million in personnel-related expenses driven by a one-time cumulative stock-based compensation expense of $25.2 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO and an increase in headcount to support continued product innovation. In addition, IT hosting expense increased by $4.6 million due to growing data and compute needs.
Research and development expense for the nine months ended September 30, 2020 increased primarily due to an increase of $79.2 million in personnel-related expenses driven by an increase in headcount to support continued product innovation and a one-time cumulative stock-based compensation expense of $25.2 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO. In addition, IT hosting expense increased by $10.0 million due to growing data and compute needs.

Table of Contents	Unity Software Inc.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs; advertising and marketing programs, including digital account-based marketing, user events such as developer-centric conferences and our annual Unite user conferences; and allocated overhead. We expect that our sales and marketing expense will increase in absolute dollars as we hire additional personnel, increase our account-based marketing, direct marketing and community outreach activities, invest in additional tools and technologies, and continue to build brand awareness. Our expenses may fluctuate as a percentage of revenue from period to period.
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
Sales and marketing	$60,764	$46,559	$14,205	31%	$147,739	$125,322	$22,417	18%
Sales and marketing expense for the three months ended September 30, 2020 increased primarily due to an increase of $18.1 million in personnel-related expenses driven by an increase in headcount to support the growth of our sales and marketing teams and a one-time cumulative stock-based compensation expense of $7.9 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO. This increase was partially offset by a $4.2 million reduction in conference and event expenses related to the COVID-19 pandemic.
Sales and marketing expense for the nine months ended September 30, 2020 increased primarily due to an increase of $31.6 million in personnel-related expenses driven by an increase in headcount to support the growth of our sales and marketing teams and a one-time cumulative stock-based compensation expense of $7.9 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO. This increase was partially offset by a $10.0 million reduction in conference and event expenses due to event cancellations related to the COVID-19 pandemic.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, and administrative employees; professional fees for external legal, accounting, and other professional services; and allocated overhead. We expect that our general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of revenue from period to period as we scale to support the growth of our business.
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
General and administrative	$117,515	$35,631	$81,884	230%	$194,988	$89,041	$105,947	119%
General and administrative expense for the three months ended September 30, 2020 increased primarily due to a one-time charge of $63.6 million related to the donation of 750,000 shares of our common stock to a charitable foundation. In addition, personnel-related costs increased by $17.8 million, driven by a one-time cumulative stock-based compensation expense of $10.7 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO and an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions.

Table of Contents	Unity Software Inc.
General and administrative expense for the nine months ended September 30, 2020 increased primarily due to a one-time charge of $63.6 million related to the donation of 750,000 shares of our common stock to a charitable foundation. In addition, personnel-related costs increased by $29.5 million, driven by an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions and a one-time cumulative stock-based compensation expense of $10.7 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO. Hardware and software expense also increased $7.7 million to support the build out of our internal information and technology systems.
Interest Expense
Interest expense consists primarily of interest expense associated with our Credit Agreement.
Interest expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
Interest expense	$(615)	$—	$(615)	*	$(1,403)	$—	$(1,403)	*

*	Not meaningful
Interest expense was recognized in the three and nine months ended September 30, 2020 on the outstanding balance from our $125.0 million credit facility, which was fully drawn in March 2020 and repaid in September 2020. We had no outstanding debt during 2019.
Interest Income and Other Expense, Net
Interest income and other expense, net, consists primarily of interest income earned on our cash and transaction gains and losses related to the impact of transactions denominated in a foreign currency other than the functional currencies of our legal entities. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Interest income and other expense, net, is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
Interest income and other expense, net	$(2,023)	$(1,808)	$(215)	12%	$(829)	$(2,494)	$1,665	(67)%
Interest income and other expense, net, for the three months ended September 30, 2020, increased primarily due to foreign currency remeasurement losses.
Interest income and other expense, net, for the nine months ended September 30, 2020 decreased primarily due to foreign currency remeasurement gains.

Table of Contents	Unity Software Inc.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business. As we have expanded our global operations, we have incurred increased foreign tax expense, and we expect this to continue. We have a valuation allowance against certain of our deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. Our overall effective income tax rate in future periods may be affected by the geographic mix of earnings in the countries in which we operate. Our future effective tax rate may also be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles in the jurisdictions in which we conduct business. See Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
Provision for income taxes	$398	$2,009	$(1,611)	(80)%	$2,609	$8,028	$(5,419)	(68)%
Provision for income taxes decreased primarily due to the tax benefit from stock-based compensation activity in the three months ended September 30, 2020.
Provision for income taxes for the nine months ended September 30, 2020 decreased primarily due to an intercompany transaction with our Finland subsidiary in the same period ended 2019.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we use certain non-GAAP performance financial measures, as described below, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe the following non-GAAP measures are useful in evaluating our operating performance. We are presenting these non-GAAP financial measures because we believe, when taken collectively, they may be helpful to investors because they provide consistency and comparability with past financial performance.
However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only and should not be considered in isolation or as a substitute for our consolidated financial statements presented in accordance with GAAP.
Non-GAAP Gross Profit and Non-GAAP Loss from Operations
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense and employer tax related to employee stock transactions. We define non-GAAP loss from operations as loss from operations excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets, and non-cash charitable contribution expense. We use non-GAAP gross profit and non-GAAP loss from operations in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP loss from operations provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics excludes stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets, and non-cash charitable contribution expense, which we do not consider to be indicative of our overall operating performance.

Table of Contents	Unity Software Inc.
Non-GAAP gross profit and non-GAAP loss from operations have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•they exclude expense associated with our equity compensation plan, although equity compensation has been, and will continue to be, an important part of our compensation strategy;
•non-GAAP loss from operations excludes the expense of amortization of acquired intangible assets, and although these are non-cash expenses, the assets being amortized may have to be replaced in the future and non-GAAP loss from operations does not reflect cash expenditure for such replacements;
•non-GAAP loss from operations excludes the expense associated with the charitable contribution of common stock to a donor-advised fund, and although this is a non-cash expense, we may make similar charitable contributions in the future; and
•the expenses and other items that we exclude in our calculation of non-GAAP gross profit and non-GAAP loss from operations may differ from the expenses and other items, if any, that other companies may exclude from this measure or similarly titled measures, which reduces their usefulness as comparative measures.
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Gross profit	$153,244	$104,492
Add:
Stock-based compensation expense	5,072	903
Employer tax related to employee stock transactions	629	184
Non-GAAP gross profit	$158,945	$105,579
GAAP gross margin	76%	80%
Non-GAAP gross margin	79%	81%
The year-over-year decline in non-GAAP gross margin was primarily due to higher professional services driving growth in new industries with the acquisition of Finger Food in April, as well as increased hosting costs to meet the demands and growth from our Operate Solutions business.
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Loss from operations	$(141,683)	$(41,732)
Add:
Stock-based compensation expense	61,806	9,102
Employer tax related to employee stock transactions	3,070	2,110
Amortization of intangible assets expense	4,751	2,742
Charitable contribution to donor-advised fund	63,615	—
Non-GAAP loss from operations	$(8,441)	$(27,778)

Table of Contents	Unity Software Inc.
Non-GAAP loss from operations for the third quarter was $8.4 million compared to a non-GAAP loss from operations of $27.8 million in the same period last year. A substantial part of the year-over-year improvement was driven in part by a one-time savings related to the COVID-19 pandemic, primarily related to travel, marketing, and facilities.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets, and non-cash charitable contribution expense, as well as the related tax effects of these items. Non-GAAP net loss per share also adds back expense relating to deemed dividends representing excess paid over initial issuance price to repurchase convertible preferred stock. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
Non-GAAP net loss and non-GAAP net loss per share have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•they exclude expense associated with our equity compensation plan, although equity compensation has been, and will continue to be, an important part of our compensation strategy;
•they exclude the expense of amortization of acquired intangible assets, and although these are non-cash expenses, the assets being amortized may have to be replaced in the future and non-GAAP loss from operations does not reflect cash expenditure for such replacements;
•they exclude the expense associated with the charitable contribution of common stock to a donor-advised fund, and although this is a non-cash expense, we may make similar charitable contributions in the future;
•as further described below, we must make certain assumptions in order to determine the income tax effect adjustment for non-GAAP net loss, which assumptions may not prove to be accurate; and
•the expenses and other items that we exclude in our calculation of non-GAAP net loss and non-GAAP net loss per share may differ from the expenses and other items, if any, that other companies may exclude from this measure or similarly titled measures, which reduces their usefulness as comparative measures.
Income Tax Effects of Non-GAAP Adjustments
We utilize a fixed projected tax rate in our computation of non-GAAP income tax effects to provide better consistency across interim reporting periods. In projecting this non-GAAP tax rate, we utilize a financial projection that excludes the direct impact of the non-GAAP adjustments described above, and eliminates the effects of non-recurring and period specific items which can vary in size and frequency. The projected rate considers other factors such as our current operating structure, existing tax positions in various jurisdictions, and key legislation in major jurisdictions where we operate. For the year ending December 31, 2020, we have determined the projected non-GAAP tax rate to be (17)%. We will periodically re-evaluate this tax rate, as necessary, for significant events, based on relevant tax law changes, material changes in the forecasted geographic earnings mix, and any significant acquisitions.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Three Months Ended
	September 30,
	2020	2019
Net loss	$(144,719)	$(45,549)
Add:
Stock-based compensation expense	61,806	9,102
Employer tax related to employee stock transactions	3,070	2,110
Amortization of intangible assets expense	4,751	2,742
Charitable contribution to donor-advised fund	63,615	—
Income tax effect of non-GAAP adjustments	(1,485)	(3,612)
Non-GAAP net loss	$(12,962)	$(35,207)

Net loss per share attributable to our common stockholders, basic and diluted	$(0.97)	$(0.76)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	0.88	0.09
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.09)	$(0.67)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	149,256	115,817
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	149,256	115,817
Free Cash Flow
We define free cash flow as net cash used in operating activities less cash used for purchases of property and equipment. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments.
Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•it is not a substitute for net cash used in operating activities;
•other companies may calculate free cash flow or similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison; and
•the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$5,148	$(68,828)
Less:
Purchase of property and equipment	(28,956)	(16,442)
Free cash flow	$(23,808)	$(85,270)
Net cash used in investing activities	$(64,674)	$(170,473)
Net cash provided by financing activities	$1,694,073	$160,801
The year-over-year increase in free cash flow was primarily due to strong performance within our Operate Solutions, as well as an increase in net working capital. We expect our free cash flow to remain volatile from quarter to quarter, and expect free cash flow for the three months ended December 31, 2020 to be negative.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and common stock and through payments received from customers using our platform. As of September 30, 2020, we had cash of $1,759.4 million, which was held for working capital purposes.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $714.0 million as of September 30, 2020 as well as negative cash flows from operating activities. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
We believe our existing cash balances will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary products, teams and technologies, including intellectual property rights, which could increase our cash requirements. For example, in the nine months ended September 30, 2020 and 2019, we acquired two and six companies, respectively, with products and technologies that support our growth strategies, which reduced our September 30, 2020 and 2019 cash balance by $35.7 million and $154.0 million, respectively. As a result of these and other factors, we may choose or be required to seek additional equity or debt financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. Although the financial markets remain healthy and supported our successful IPO, the ongoing COVID-19 pandemic has introduced some uncertainty into global financial markets, which may reduce our ability to access capital and negatively impact our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Table of Contents	Unity Software Inc.
Our changes in cash flows were as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in) operating activities	$5,148	$(68,828)
Net cash used in investing activities	(64,674)	(170,473)
Net cash provided by financing activities	1,694,073	160,801
Effects of foreign currency exchange rates on cash	181	(327)
Net change in cash and restricted cash	$1,634,728	$(78,827)
Cash Provided by (Used in) Operating Activities
During the nine months ended September 30, 2020, cash provided by operating activities was $5.1 million, which consisted of a net loss of $198.8 million, adjusted by non-cash charges of $179.9 million and net cash inflows from the change in net operating assets and liabilities of $24.1 million. The non-cash charges primarily consisted of depreciation and amortization of $31.3 million, stock-based compensation of $83.5 million, and a common stock charitable donation expense of $63.6 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $19.7 million increase in accrued expenses and other current liabilities, a $13.5 million increase in publisher payables, and a $17.6 million increase in deferred revenue. This was partially offset by a $14.7 million increase in accounts receivable and a $10.1 million increase in other current assets.
During the nine months ended September 30, 2019, cash used in operating activities was $68.8 million, which consisted of a net loss of $112.6 million, adjusted by non-cash charges of $45.3 million and net cash outflows from the change in net operating assets and liabilities of $1.5 million. The non-cash charges primarily consisted of depreciation and amortization of $21.3 million and stock-based compensation of $23.9 million. The net cash outflows from the change in our net operating assets and liabilities was primarily due to an $8.0 million increase in accounts receivable, a $9.6 million increase in prepaid expenses, and a decrease in publisher payables of $13.0 million. This was partially offset by a $15.9 million increase in income and other taxes payable and a $13.0 million increase in deferred revenue.
Cash Used in Investing Activities
During the nine months ended September 30, 2020, cash used in investing activities was $64.7 million, consisting of cash used in acquisitions of $35.7 million and capital expenditures of $29.0 million.
During the nine months ended September 30, 2019 September 30, 2019, cash used in investing activities was $170.5 million, consisting of cash used in acquisitions of $154.0 million and capital expenditures of $16.4 million.
Cash Provided by Financing Activities
During the nine months ended September 30, 2020, cash provided by financing activities was $1,694.1 million, primarily consisting of net proceeds of $1,420.1 million from our initial public offering, net proceeds of $250.0 million from the issuance of convertible preferred stock and common stock, proceeds of $125.0 million from the revolving credit facility, and proceeds of $15.5 million from the exercise of stock options. The net cash outflows from financing activities was primarily due to the $125.0 million repayment of principal on our credit facility.
During the nine months ended September 30, 2019, cash provided by financing activities was $160.8 million, consisting of proceeds from the issuance of convertible preferred stock and common stock of $480.8 million and stock option exercises of $10.9 million, partially offset by $330.9 million used for the repurchase of our stock and the purchase of shares of our common stock and vested stock options pursuant to a tender offer.

Contractual Obligations
Our principal commitments as of September 30, 2020 consisted of obligations under operating leases and various service agreements. During the nine months ended September 30, 2020, we entered into two service agreements with third-party vendors with future minimum commitments of $25.2 million over five years. See Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements for more detailed information regarding our contractual commitments.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and did not have any material holdings in variable interest entities as of September 30, 2020.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our final prospectus filed with the SEC on September 18, 2020 (our “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”).
Recent Accounting Pronouncements
See Note 2, “Summary of Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. Our results of current and future operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financials. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest rate risk
We are subject to interest rate risk in connection with our Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financials.

Table of Contents	Unity Software Inc.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to understand the potential impact on their design and operating effectiveness.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Risks Related to Our Business, Operations and Industry
We have a history of losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We incurred net losses of $198.8 million and $112.6 million for the nine months ended September 30, 2020 and 2019, respectively, which included $83.5 million and $23.9 million, respectively, of stock-based compensation expense. As of September 30, 2020, we had an accumulated deficit of $714.0 million. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods, and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. In particular, we intend to continue to make significant investments to grow our business in such areas as:
•research and development, including investments in our engineering teams and in further differentiating our platform and solutions with improvements to our Create and Operate Solutions, as well as the development of new products and features;
•our sales and marketing organizations to engage our existing and prospective customers, increase brand awareness and drive adoption and expansion of our platform and solutions;
•research and development and sales and marketing initiatives to grow our presence in new industries and use cases beyond the gaming industry;
•our technology infrastructure, including systems architecture, scalability, availability, performance and security;
•acquisitions or strategic investments;
•global expansion; and
•our general and administration organization, including increased facilities expense as well as legal, information technology, or IT, and accounting expenses associated with being a public company.
Our efforts to grow our business may be costlier than we expect and may not result in increased revenue. Even if such investments increase our revenue, any such increase may not be enough to offset our increased operating expenses. We may continue to incur significant losses in the future for a number of reasons, including the other risks described herein. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability, which could cause the value of our business and common stock to significantly decrease.

Table of Contents	Unity Software Inc.
We have a limited history operating our business at its current scale, and as a result, our past results may not be indicative of future operating performance.
In recent years, we have significantly grown the scale of our business. For example, we launched the first of our Operate Solutions in 2014, we expanded into augmented and virtual reality platforms in 2016 and industries beyond gaming in 2018 and we have acquired eight companies since the beginning of 2019. Accordingly, we have a limited history operating our business at its current scale and scope. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets. These risks and uncertainties include challenges in accurate financial planning as a result of limited historical data relevant to the current scale and scope of our business and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.
Our business depends on our ability to retain our existing customers and expand their use of our platform.
Our future success depends on our ability to retain our existing customers and expand their use of our platform. An important component of our strategy is to broaden our relationships with existing customers. However, our customers have no obligation to renew their subscriptions for our Create Solutions, which are primarily one to three years in length, after they expire, and have no obligation to continue using our Operate Solutions, which are primarily sold under revenue-share or usage-based models.
For us to maintain or improve our results of operations, it is important that our Create Solutions customers renew and expand their subscriptions with us and that our Operate Solutions customers continue using and expanding their use of our products. We invest in targeted sales and account-based marketing efforts to identify opportunities to grow use of our solutions within and across multiple studios within a single customer. However, our efforts may not be successful despite the resources we devote to them. Even if one or several studios within a customer adopts our Create or Operate Solutions, other studios within that customer may choose to adopt different solutions or to continue to employ internally-developed solutions.
It is also important for us to cross-sell more Create Solutions to our Operate Solutions customers, as well as Operate Solutions to our Create Solutions customers. While we believe there are significant cross-selling opportunities between our Create and Operate Solutions, and that our Create and Operate Solutions work together synergistically, we have only recently focused our sales efforts on targeting cross-selling opportunities, and we cannot be sure that our efforts will be successful.
Whether our customers renew or expand their subscriptions with us or continue using our platform depends on a number of factors, including the cost, performance and perceived value associated with our platform, including their perception of our continued development of features important to them, the business strength or weakness of our customers, the success of our customers’ games and their ability to monetize, the effects of global economic conditions, the entry and success of competitive products and the other risk factors included in this Quarterly Report on Form 10‑Q.
If we do not retain our existing customers or if our existing customers do not expand their use of our platform and purchase additional products or services from us, our revenue may not increase or may decline and our business, financial condition and results of operations may be harmed.

Table of Contents	Unity Software Inc.
If we are unable to attract new customers, our business, financial condition and results of operations will be adversely affected.
Our ability to increase our revenue will depend in part on our success in attracting new customers. Our success will depend to a substantial extent on the widespread adoption of our platform as an alternative to existing platforms, including internally developed products developed by large gaming companies. As our market matures, our platform evolves and competitors introduce free, lower cost or differentiated products that compete with our platform, our ability to market our platform and solutions could be impaired. Similarly, our sales efforts could be adversely impacted if customers and their end users perceive that features incorporated into competitive platforms or their own technologies reduce the relevance or attractiveness of our platform. Gaming companies that have invested significant development efforts in their own internally-generated technologies may be reluctant to replace their technologies with our platform unless they perceive our platform as offering significant incremental long-term benefits. Any decrease in user satisfaction with our platform or customer support would also harm our brand and word-of-mouth referrals, which in turn would hamper our ability to attract new customers.
As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition and results of operations.
We derive a significant portion of our revenue from our Operate Solutions. If we fail to attract and retain Operate Solutions customers, our business and results of operations would be adversely affected.
We derived 61% and 54% of our revenue in the nine months ended September 30, 2020 and 2019, respectively, from our Operate Solutions. A majority of our Operate Solutions revenue is currently generated under a revenue-share model. The remainder of our Operate Solutions revenue is generated primarily as usage-based revenue for various cloud-based products. We must continually add new features and functionality to our Operate Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Operate Solutions, our business and results of operations would be adversely affected.
Revenue-share based usage from our monetization products currently accounts for a majority of our Operate Solutions revenue. Our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our monetization products, their usage could decline. Revenue growth from these products depends on our ability to continue to develop and offer effective features and functionality to help our customers drive value, which will require us to incur additional costs to implement. Developing and implementing these features will require us to incur additional costs.
In addition, our customers rely on us to attract a broad range of advertisers to our platform to generate demand for their impressions through our Unified Auction. If we are unable to also serve the needs of advertisers, they may reduce their usage of our solutions and, because the advertising market is competitive, they may shift their business to other advertising solutions which could adversely affect our revenue. The usage-based revenue for our Operate Solutions comes from our deltaDNA, Multiplay and Vivox products. Our revenue from these products varies depending on the number of end users of these products or a customer’s hosting needs. A significant portion of the revenue generated from certain of these products in a given period can be driven by usage by customers with large numbers of end users or high volume hosting requirements. If our customers experience a decline in the rate at which end users play their games, or if we are not able to replace customers who decrease or cease their usage of our solution with new customers with similar usage, our business may suffer.

Table of Contents	Unity Software Inc.
Operating system platform providers or application stores may change terms of service, policies or technical requirements to require us or our customers to change data collection and privacy practices, business models, operations, practices, advertising activities or application content, which could adversely impact our business.
We and our customers are subject to the standard policies and terms of service of the operating system platforms on which we create, run and monetize applications and content, as well as policies and terms of service of the various application stores that make applications and content available to end users. These policies and terms of service govern the promotion, distribution, content and operation generally of applications and content on such platforms and stores. Each of these platforms and stores has broad discretion to change and interpret its terms of service and policies with respect to us, our customers and other creators, and those changes may be unfavorable to us or our customers’ use of our platform. An operating system platform or application store may also change its fee structure, add fees associated with access to and use of its platform, alter how customers are able to advertise on their platform, change how the personal or other information of its users is made available to application developers on their platform, limit the use of personal information for advertising purposes or restrict how end users can share information on their platform or across other platforms.
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers collect, use and share data from end-user devices. Restrictions in our ability to collect and use data as desired could negatively impact our Operate Solutions as well as our resource planning and feature development planning for our software. Similarly, at any time, these platform providers or application stores can change their policies on how our customers or we operate on their platform or in their application stores by, for example, applying content moderation for applications and advertising or imposing technical or code requirements. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. In June 2020, Apple announced plans to require applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. Apple has announced that they may implement some of these changes beginning as early as fall 2020 and others in early 2021. The timing and manner in which these plans will be implemented and the effect on our revenue are not yet clear, but these changes could adversely affect our revenue from our monetization products and potentially other Operate Solutions. In addition, if customers have applications removed from these third-party platforms because of a change in platform guidelines that impact our code or practices, we could be exposed to legal risk and lose customers. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.
If we or our customers were to violate, or an operating system platform provider or application store believes that we or our customers have violated, its terms of service or policies, that operating system platform provider or application store could limit or discontinue our or our customers’ access to its platform or store. In some cases these requirements may not be clear and our interpretation of the requirements may not align with the interpretation of the operating system platform provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us or our customers, and could also result in the operating system platform provider or application store limiting or discontinuing access to its platform or store. An operating system platform provider or application store could also limit or discontinue our access to its platform or store if it establishes more favorable relationships with one or more of our competitors or it determines that it is in their business interests to do so. Any limitation on or discontinuation of our or our customers’ access to any third-party platform or application store could adversely affect our business, financial condition or results of operations.

Table of Contents	Unity Software Inc.
If we are unable to further expand into new industries, or if our solutions for any new industry fail to achieve market acceptance, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
Our growth strategy is based, in part, on expanding into new industries beyond gaming, including architecture, engineering, construction, automotive, transportation, manufacturing, film, television and retail, and across use cases, including automobile and building design, online and augmented reality product configurators, autonomous driving simulation and augmented reality workplace safety training, among others. The market for interactive real-time 3D and 2D content in industries beyond gaming is in an early stage of development, and it is uncertain whether this market will develop as we expect, how rapidly it will develop and how much it will grow. In addition, we have limited experience in addressing these markets and the investments that we are continuing to make to expand further into these markets may be ineffective.
Our success in these markets will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to existing solutions, such as traditional 2D and 3D modeling and rendering tools, or adoption by customers that are not currently using any software solutions. Market acceptance of our platform in industries beyond gaming may not grow as we expect as a result of a number of factors, including the cost, performance and perceived value associated with our platform, our ability to adapt to the differing sales and marketing requirements appropriate to most effectively address these markets and our ability to develop or maintain integrations with strategic partners. In addition, our ability to achieve widespread adoption of our platform in these markets may be affected by the entry and success of competitive products, including from larger competitors with greater resources that have historically addressed these markets with legacy products, and accordingly have more brand recognition in these markets. If our platform does not achieve widespread adoption in these other markets, our ability to grow our revenue may suffer.
In addition, the investments we make to grow our business by expanding into new industries will continue to increase our costs and operating expenses on an absolute basis. We expect to invest significant research and development resources to develop and expand the functionality of our Create and Operate Solutions to meet the needs of customers in these industries, and we will need to increase our sales and marketing, legal and compliance and other efforts as we seek to expand into new industries that require a different go-to-market strategy than the gaming industry. These investments will occur in advance of our realization of significant revenue from such industries, particularly given that customers in these industries are typically enterprise customers with long contracting cycles, which will make it difficult to determine if we are allocating our resources effectively and efficiently. If the revenue we derive from these investments is not sufficient to achieve a return on investment, our business and results of operations would suffer.

Table of Contents	Unity Software Inc.
Our business relies on strategic relationships with hardware, operating system, device, game console and other technology providers. If we are unable to maintain favorable terms and conditions and business relations with respect to our strategic relationships, our business could be harmed.
We rely on strategic partnerships and other strategic relationships with hardware, operating system, device, game console and other technology providers in order to be able to offer our customers the ability to deploy their content on a variety of third-party platforms. Strategic Partnerships and Other accounted for approximately 9% and 15% for the nine months ended September 30, 2020 and 2019, respectively. If any of these third parties were to suspend, limit or cease their operations or otherwise terminate their relationships with us, our results of operations could be adversely affected. We have entered into separate agreements with each of our strategic partners. Our agreements with our strategic partners are non-exclusive and typically have multi-year terms. Our strategic partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Any loss of a strategic partnership or other strategic relationship could negatively affect the attractiveness of our platform to customers. In addition, we may have disagreements or disputes with these parties that could negatively impact or threaten our relationship with them. We cannot assure you that we will be successful in sourcing additional strategic partnerships or relationships or in retaining or extending our existing relationships with the parties with whom we currently have relationships. If we are unable to source additional strategic relationships or the parties with whom we currently have strategic relationships were to terminate their relationship with us, our revenue could decline and our business could be adversely affected.
In addition, acquisitions by our competitors of parties with whom we have strategic relationships could result in a decrease in the number of our current and potential customers, as these parties may no longer facilitate the adoption of our solutions by potential customers. Further, some of the parties with whom we have strategic relationships compete or may compete with certain of our solutions and may elect to no longer integrate with our platform. If we fail to maintain relationships with such parties, fail to develop new strategic relationships in new markets or expand the number of strategic relationships in existing markets, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer. Even if we are successful in maintaining these relationships, we cannot assure you that these relationships will result in increased customer usage or adoption of our solutions or increased revenue.
The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
The markets in which we operate are highly competitive. A significant number of companies have developed or are developing solutions that currently, or in the future may, compete with some or all of our offerings. As we look to market and sell our platform to potential customers with existing solutions, we must convince their internal stakeholders that our platform is superior and/or more cost-effective to their current solutions.
With respect to our Create Solutions, we primarily compete against proprietary game engines built in-house by large game studios, as well as Unreal Engine (Epic Games) and Cocos2d (Chukong Technologies), which offer game development tools primarily serving the PC games and mobile games sectors, and, in the case of Unreal Engine (Epic Games), industries beyond gaming. Outside of gaming, we also compete with other development platforms that offer 2D and 3D design products.
With respect to our Operate Solutions, we compete in a fragmented ecosystem composed of select divisions of large, well-established companies as well as privately held companies. The large companies in our ecosystem may play multiple roles given the breadth of their business. Examples of these large companies are Amazon, Facebook, Google, Microsoft and Tencent. Most of these companies are also our partners and customers.

Table of Contents	Unity Software Inc.
With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense or become even more intense in the future. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us.
Our competitors vary in size and in the breadth and scope of the solutions offered. Some of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater financial and operational resources than we do. Further, other potential competitors not currently offering competing products or services may expand their offerings to compete with our platform or enter the market through acquisitions, partnerships or strategic relationships. In particular, as we seek to invest in the expansion of our Create Solutions and Operate Solutions in new industries outside of gaming, we may encounter competition from large companies that offer 2D and 3D design products in those industries that may seek to introduce new products or new functionality to existing products that compete with our solutions. Those competitors have greater brand recognition in those industries where they already have a presence. In addition, our current and potential competitors may have or establish cooperative relationships among themselves or with our customers or other third parties that may further enhance their resources and offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that is perceived to be easier to use or otherwise favorable to ours, which could reduce demand for our platform.
In addition to platform and technology competition, we face pricing competition. Some of our competitors offer their solutions, such as their game engines, at a lower price or for free, which has resulted in, and may continue to result in, pricing pressures. In addition, with respect to our monetization solutions, some of our competitors offer more favorable payment terms to publishers. We cannot assure you that we will not be forced to engage in price-cutting or revenue limiting initiatives, change payment terms or increase our advertising and other expenses to attract and retain customers in response to competitive pressures.
For all of these reasons, we may not be able to compete successfully against our current or future competitors, which could result in the failure of our platform to continue to achieve or maintain market acceptance, which would harm our business, results of operations and financial condition.
Our business and operations have experienced recent rapid growth, which may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects.
Our revenue was $552.1 million and $383.7 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, our employee headcount was 3,719 full-time employees as of September 30, 2020, an increase from 2,734 full-time employees as of December 31, 2019, and our number of customers contributing more than $100,000 of trailing 12-month revenue was 739 as of September 30, 2020, an increase from 600 as of December 31, 2019. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. For example, even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on our ability to execute on our growth strategies.
We may not successfully accomplish any of our objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our results or growth for any prior quarterly or annual periods as any indication of our future results or growth.

Table of Contents	Unity Software Inc.
In addition, we expect to continue to expend substantial financial and other resources to grow our business, and we may fail to allocate our resources in a manner that results in increased revenue or other growth in our business. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our growth does not meet our expectations in future periods, our business, financial position and results of operations may be harmed, and we may not achieve or maintain profitability in the future.
We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition, and results of operations could be harmed.
The growth and expansion of our business places a continuous significant strain on our management, operational and financial resources. As usage of our platform grows, we will need to devote additional resources to improving its capabilities, features and functionality. In addition, we will need to appropriately scale our internal business, IT, and financial, operating and administrative systems to serve our growing customer base, and continue to manage headcount, capital and operating and reporting processes in an efficient manner. Any failure of or delay in these efforts could result in impaired performance and reduced customer satisfaction, resulting in decreased sales to new customers or lower dollar-based net expansion rates, which would hurt our revenue growth and our reputation. Further, any failure in optimizing the costs associated with our third-party cloud services as we scale could negatively impact our gross margins. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.
We are dependent on the success of our customers in the gaming market. Adverse events relating to our customers or their games could have a negative impact on our business.
Our gaming customers are not the end users of our solutions, but rather they use our platform and solutions to create and/or operate their games, which are ultimately sold or distributed to an end user. As a result, our success depends in part on the ability of our customers to market and sell games that are created or operated with our solutions. If our customers’ marketing efforts are unsuccessful or if our customers experience a decrease in demand for their games, sales of our Create Solutions and our Operate Solutions could be reduced. The gaming market is characterized by intense competition, rapid technological change and economic uncertainty and, as such, there is no guarantee that any of our customers’ games will gain any meaningful traction with end users. In addition, some of our newer products, like Multiplay and Vivox, are more reliant on certain customers. While our large and diverse customer portfolio has helped to reduce the fluctuations in our Operate Solutions revenue as a whole resulting from the success of customers’ games and the timing of game releases, we cannot assure you that the size and diversification of our customer portfolio will sufficiently mitigate this risk. If our customers fail to create or operate popular games using our platform, and we are not able to maintain a diversified portfolio of “winners and losers,” our results of operations may be adversely affected.
Our core value of putting our users first may cause us to forgo short-term gains and may not lead to the long-term benefits we expect.
One of our core values is that our users come first in everything we do, which we believe is essential to our success in increasing our growth and engagement and in serving the best, long-term interests of our company and our stockholders. Therefore, we may forgo certain expansion or short-term revenue or cost-saving opportunities that we do not believe will enhance the experience of our users, even if our decision negatively impacts our operating results. We cannot assure you that our decisions will lead to the long-term benefits that we expect, in which case our business and operating results could be harmed.

Table of Contents	Unity Software Inc.
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price, and the value of your investment could decline.
Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:
•fluctuations in demand for or pricing of our platform;
•fluctuations in usage of our platform;
•our ability to retain and expand the use of our platform by existing customers;
•our ability to attract new customers and convert free creators to customers;
•changes in mix of solutions purchased by our customers;
•demand for our gaming customers’ products and their ability to monetize those products, which in turn can have a significant impact on our revenue-share and usage-based solutions;
•timing and amount of our investments to expand the capacity of our third-party cloud hosting providers;
•seasonality, especially with respect to our Operate Solutions, which tend to generate higher revenue during periods of increased time spent on entertainment, such as holidays, though such seasonal impacts may be reduced or changed as a result of the COVID-19 pandemic;
•investments in new features and functionality of the solutions offered on our platform;
•timing of customer purchases and usage of our platform;
•timing of updates and new features on our platform;
•fluctuations or delays in purchasing decisions in anticipation of new solutions or enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•our ability to price our offerings effectively;
•amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions, many of which occur in advance of the anticipated benefits resulting from such expenses;
•amount and timing of non-cash expenses, including stock-based compensation, amortization of acquired intangibles and acquisition-related expenses;
•amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
•timing of acquisitions and costs associated with integrating acquired companies;
•general economic, social and public health conditions, both domestically and globally, as well as conditions specifically affecting industries in which our customers operate;
•impact of new accounting pronouncements or changes in accounting principles;
•costs that we incur in order to comply with changing regulatory or legal requirements, especially with respect to privacy and security matters;
•changes in tax laws or regulations that are adverse to us or our customers;

Table of Contents	Unity Software Inc.
•changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
•significant security breaches of, technical difficulties with or interruptions to the delivery and use of our platform.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
Seasonality may cause fluctuations in our sales and results of operations.
Our quarterly results of operations may vary significantly as a result of seasonal fluctuations during periods such as holidays, during which end users spend increased time on entertainment, including games, and mobile applications, which generally increases our customers’ usage of our Operate Solutions, and may impact our revenue derived from Operate Solutions. We may also experience fluctuations due to factors that may be outside of our control that drive usage up or down. While we believe that this seasonality has affected and will continue to affect our quarterly results, our rapid growth has largely masked seasonal trends to date.
Downturns or upturns in our sales may not be immediately reflected in our financial position and results of operations.
Our enterprise customers typically purchase one- to three-year subscriptions to our Create Solutions, while independent creators and smaller studios typically purchase subscriptions with one-year terms. Because we generally recognize revenue from our Create Solutions ratably over the term of the subscription, any decreases in new subscriptions or renewals from these customers in any one period will not be immediately reflected as a decrease in revenue for that period but would negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue in any particular period through the sale of additional subscriptions to our Create Solutions. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock would decline substantially, and we could face costly lawsuits, including securities class actions.
Third parties with whom we do business may be unable to honor their obligations to us or their actions may put us at risk.
We rely on third parties, including our strategic partners, for various aspects of our business, including deep technology collaborations, co-marketing, advertising partners, development services agreements and revenue share arrangements. Their actions may put our business, reputation and brand at risk. In many cases, third parties may be given access to sensitive and proprietary information or personal data in order to provide services and support to our teams or customers, and they may misappropriate and engage in unauthorized use of our information, technology or customers’ data. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the mobile application industry, financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our partners and may increase their propensity to engage in fraud or otherwise illegal activity which could harm our business reputation, and they may not be able to continue honoring their obligations to us, or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all and we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more business relationships, or experience a degradation of services, our business could be harmed and our financial results could be adversely affected.

Table of Contents	Unity Software Inc.
We use resellers and other third parties to sell, market, and deploy our solutions to a variety of customers, and our failure to effectively develop, manage, and maintain our indirect sales channels would harm our business.
We use and plan to use resellers and other third parties to sell, market, and deploy our Create Solutions to a variety of customers, particularly in industries beyond gaming. For example, we currently leverage an indirect value-added reseller network to cost effectively service our mid-sized, small and independent Create Solutions customers and we engage in cooperative marketing efforts with strategic partners. Loss of or reduction in sales through these third parties could reduce our revenue. Identifying and retaining resellers and strategic partners, training them in our technology and product offerings, and negotiating and documenting relationships with them, requires significant time and resources. We cannot assure you that we will be able to maintain our relationships with our resellers or strategic partners on favorable terms or at all.
Our resellers may cease marketing or reselling our platform with limited or no notice and without penalty. Further, a substantial number of our agreements with resellers are non-exclusive such that those resellers may offer customers the solutions of several different companies, including solutions that compete with ours. Our resellers may favor our competitors’ solutions or services over ours, including due to incentives that our competitors provide to resellers. One or more of our resellers could be acquired by one of our competitors, which could adversely affect our ability to sell through that reseller. If our resellers do not effectively sell, market or deploy our solutions, choose to promote our competitors’ solutions, or otherwise fail to meet the needs of our customers, our ability to sell our solutions could be adversely affected.
Our direct sales force targets larger customers, and sales to these customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller customers.
One of the factors affecting our growth and financial performance is the adoption of our platform and solutions by enterprise customers over legacy and proprietary technologies. To increase adoption within larger enterprise customers and to expand into new industries, such as automotive, where potential customers are typically larger organizations, we utilize a direct sales organization. We have relatively limited experience selling our platform and solutions in industries outside gaming. To increase sales of our platform and solutions outside gaming, we are expanding our sales organization with personnel who have experience in enterprise software sales in the specific industries outside gaming on which we are focusing. If we do not effectively expand our direct sales capabilities to address these industries effectively and develop effective sales and marketing strategies for those industries, our ability to increase sales of our platform and solutions to industries and for use cases outside gaming will be adversely affected.
Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, larger customers may require considerable time to evaluate and test our platform and those of our competitors prior to making a purchase decision or may have specific compliance and product requirements we may not meet. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to larger customers typically taking longer to complete. Moreover, larger customers often begin to deploy our platform on a limited basis, but nevertheless demand configuration, integration services and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. If we fail to increase adoption of our platform and solutions by larger enterprise customers, our growth could be impaired.

Table of Contents	Unity Software Inc.
Our business is subject to risks generally associated with the gaming industry.
The substantial majority of our revenue is currently derived from customers in the gaming industry, and we rely to a significant extent on the health of the gaming industry and the success of our customers’ games to maintain and increase our revenue. Accordingly, we are especially susceptible to market conditions and risks associated with the gaming industry, including the popularity, price and timing of release of games, changes in consumer demographics, the availability and popularity of other forms of entertainment and public tastes and preferences, all of which are difficult to predict and are beyond our control.
In addition, end users may view games as a discretionary purchase. Although in periods of economic downturn time spent on gaming typically increases, if we experience a prolonged downturn as a result of the effects of COVID-19 or otherwise, end users may reduce their discretionary spending on games and our customers, in turn, may not renew their subscriptions or may otherwise reduce their usage of our platform, which would adversely impact our revenue and financial condition. Economic conditions that negatively impact discretionary consumer spending, including inflation, slower growth, unemployment levels, tax rates, interest rates, energy prices, declining consumer confidence, recession and other macroeconomic conditions, including those resulting from COVID-19 and from geopolitical issues and uncertainty, could have a material adverse impact on our business and results of operations.
We provide service-level agreement commitments related to certain of our Create and Operate solutions. If we fail to meet these contractual commitments, we could be obligated to provide refunds of prepaid amounts or other credits, which would lower our revenue and harm our business, financial condition and results of operations.
Certain of our Create and Operate Solutions include service-level agreements commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer agreements, we could face terminations with refunds of prepaid amounts or other credits, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition and results of operations.
Indemnity provisions in various agreements to which we are a party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights, data protection and other losses.
Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights, data protection or other data rights, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, platform, our acts or omissions under such agreements or other contractual obligations. Some of our historical indemnity agreements, and renewals of such agreements, provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments would harm our business, financial condition and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations in our more recent customer agreements, in some cases, the liability is not limited given other strategic facets of the relationship and we may still incur substantial liability related to such agreements, and we may be required to cease providing certain functions or features on our platform as a result of any such claims. Even if we succeed in contractually limiting our liability, such limitations may not always be enforceable. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our platform and adversely affect our business, financial conditions and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed on us or otherwise protect us from liabilities or damages with respect to claims, including clams on such matters as alleged compromises of customer data, which may be substantial. Any such coverage may not continue to be available to us on acceptable terms or at all.

Table of Contents	Unity Software Inc.
If we fail to offer high-quality support, our ability to retain and attract customers could suffer.
Our customers rely on our sales, customer success and customer support personnel and tools to resolve issues and realize the full benefits that our platform provides. High-quality support is important for the retention of our existing customers and expanding their use of our platform. The importance of these functions will increase as we expand our business, pursue new customers and seek to expand the use of our platform and solutions by enterprise customers in new industries outside of gaming. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our solution to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.
Acquisitions, strategic investments, partnerships, and alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, platform, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Although the significant majority of our revenue growth has been organic, we have completed over a dozen acquisitions since 2011, including deltaDNA, Multiplay and Vivox, to further our goal of providing a complete set of solutions for all creator needs. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, data, platform, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us or face cultural challenges integrating with our company, or if their software or technology is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.
We could also face risks related to liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities, and litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties, and our efforts to limit such liabilities could be unsuccessful. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the impairment of goodwill, any of which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

Table of Contents	Unity Software Inc.
Our business could be disrupted by catastrophic events.
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war or terrorist attack, explosion or pandemic could impact our business. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and are thus vulnerable to damage in an earthquake. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.
Health epidemics, including the current COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our partners and customers operate.
Our business and operations could be adversely affected by health epidemics, including the current COVID-19 pandemic, impacting the markets and communities in which we, our partners and customers operate. The COVID-19 pandemic has caused and continues to cause significant business and financial markets disruption worldwide and there is significant uncertainty around the duration of this disruption on both a nationwide and global level, as well as the ongoing effects on our business.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, and we may be unable to accurately forecast our revenue or financial results. Although we have and may continue to experience a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships, we have seen an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions. However, this increased demand for our Operate Solutions will likely moderate over time, as shelter-in-place orders and other related measures and community practices evolve. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions or seek renegotiations of their contracts, and decrease advertising spend, any of which may result in decreased revenue for us. The COVID-19 pandemic has also resulted in a dramatic increase in unemployment that could result in end users having less discretionary income to spend on games, which could have a negative impact on the gaming industry. In addition, we may experience customer or strategic partner losses, including due to bankruptcy or our customers or strategic partners ceasing operations, which may result in an inability to collect receivables from these parties. A decline in revenue or the collectability of our receivables could harm our business.

Table of Contents	Unity Software Inc.
In addition, in response to the COVID-19 pandemic, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no guarantee that we will be as effective while working remotely because our team is dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business. In addition, our facilities needs could evolve based on continuing changes and impact on work environments as a result of the COVID-19 pandemic, and we may not be able to alter our contractual commitments to accommodate such changes, which could cause us to incur additional costs or otherwise harm our business. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our platform.
The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business, operations or the global economy as a whole, particularly if the COVID-19 pandemic and related public health measures continue and persist for an extended period of time. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. While the spread of the COVID-19 pandemic may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.
Our current operations are global in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base across all major global markets. In the nine months ended September 30, 2020 and the year ended December 31, 2019, 36% and 34% of our revenue was generated by customers in EMEA, respectively; 33% and 33% of our revenue was generated by customers in Asia-Pacific, respectively; and 31% and 33% of our revenue was generated by customers in the Americas, respectively. We also have a sales presence in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2020, approximately 65% of our full-time employees were located outside of the United States. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new global markets, which will require significant dedication of management attention and financial resources.
Our current and future global business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform by creators outside the United States;
•changes or instability in a specific country’s or region’s political, social or economic conditions, including in the United Kingdom as a result of its exit from the European Union;
•the need to adapt and localize our platform for specific countries;

Table of Contents	Unity Software Inc.
•maintaining our company culture across all of our offices globally;
•greater difficulty collecting accounts receivable and potential for longer payment cycles;
•increased reliance on resellers and other third parties for our global expansion;
•burdens of complying with a variety of foreign laws, including costs associated with legal structures, accounting, statutory filings and tax liabilities;
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•differing and potentially more onerous labor regulations and practices, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations, or the existence of workers’ councils and labor unions;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, statutory equity requirements and compliance programs that are specific to each jurisdiction;
•potential changes in laws, regulations and costs affecting our U.K. operations and local employees due to Brexit;
•unexpected changes in trade relations, regulations, laws or enforcement;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•increased travel, real estate, infrastructure and legal compliance costs associated with multiple global locations and subsidiaries;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•higher levels of credit risk and payment fraud;
•restrictions on the transfer of funds, such as limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•enhanced difficulties of integrating any foreign acquisitions;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•reduced or uncertain intellectual property protection or difficulties obtaining, maintaining, protecting or enforcing our intellectual property rights, including our trademarks and patents;
•foreign government interference with our intellectual property that resides outside of the United States, such as the risk of changes in foreign laws that could restrict our ability to use our intellectual property outside of the foreign jurisdiction in which we developed it;
•political instability, hostilities, war or terrorist activities;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
If we invest substantial time and resources to further expand our global operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Table of Contents	Unity Software Inc.
If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.
A large portion of our customers authorize us to bill their credit card accounts directly for their use of our platform. If we experience fraud associated with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies for claims that the customer did not authorize the credit card transaction for the purchase of our platform, something that we have experienced in the past. If the number of claims of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. If we fail to maintain compliance with current merchant standards or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our platform. Our platform may also be subject to fraudulent usage and schemes which could result in unauthorized access to customer accounts and data, unauthorized use or circumvention of our platform or technologies, and charges and expenses to customers for fraudulent usage as well as lost revenue. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our platform is subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments would cause our customer base to significantly decrease and would harm our business.
We are exposed to collection and credit risks, which could impact our operating results.
Our accounts receivable are subject to collection and credit risks, which could impact our operating results. Our Create Solutions typically include upfront purchase commitments for a one- to three-year subscription, which may be invoiced over multiple reporting periods, increasing these risks. With respect to our Operate Solutions, we rely on payments from advertisers in order to pay our customers their revenue earned from our Unified Auction. We are generally obligated to pay our customers for revenue earned within a negotiated period of time, regardless of whether or not our advertisers have paid us on time, or at all. While we attempt to negotiate a longer payment period with our customers and shorter periods for our advertisers, we are not always successful. As a result we can face a timing issue with our accounts payable on shorter cycles than our accounts receivable, requiring us to remit payments from our own funds, and accept the risk of bad debt. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. Our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenue and cash flows. We cannot assure you that our processes to monitor and mitigate these risks will be effective. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense, and our business, operating results and financial condition could be harmed.

Table of Contents	Unity Software Inc.
Fluctuations in currency exchange rates could harm our operating results and financial condition.
We offer our solutions to customers globally and have operations in Denmark, Belgium, Lithuania, Colombia, Canada, China, Finland, Sweden, Germany, France, Japan, the United Kingdom, Ireland, South Korea and Singapore. Although the majority of our cash generated from revenue is denominated in U.S. dollars, revenue generated and expenses incurred by our subsidiaries outside of the United States are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our non-U.S. subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results could be adversely affected by such fluctuations.
Our global operations may subject us to potential adverse tax consequences.
We are expanding our global operations to better support our growth in global markets. Our corporate structure and associated transfer pricing policies contemplate future growth in global markets, and consider the functions, risks and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our global business activities, changes in tax rates, new or revised interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. New or revised tax laws may also impact the amount of taxes we pay in different jurisdictions, such as Pillar One and Pillar Two being considered by the Organisation of Economic Co-Operation and Development, which would fundamentally change long-standing transfer pricing principles. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
Any of these developments could adversely affect our results of operations.

Table of Contents	Unity Software Inc.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10‑Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, the valuation of our stock-based compensation awards, including the determination of fair value of our common stock, accounting for business combinations and income taxes, among others. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through sales of our convertible preferred stock and common stock and cash generated from sales of our Create Solutions and Operate Solutions and from our strategic partnerships. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. In particular, the current COVID-19 pandemic has caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.

Table of Contents	Unity Software Inc.
We are a party to a revolving credit agreement, which contains a number of covenants that may restrict our current and future operations and could adversely affect our ability to execute business needs.
Our credit agreement with Barclays Bank PLC, or the Credit Agreement, contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur indebtedness, create liens, make investments, mergers with other companies, dispose of our assets, prepay other indebtedness and make dividends and other distributions. The obligations under the Credit Agreement are also guaranteed by our existing and subsequently acquired or formed material domestic subsidiaries. The terms of our Credit Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. The Credit Agreement also contains a financial covenant that requires us to maintain liquidity of at least $75.0 million as of the last day of the most recently completed four consecutive fiscal quarters, which commenced on June 30, 2020. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest under the Credit Agreement.
If we are unable to comply with our payment requirements, our lender may accelerate our obligations under our Credit Agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with any covenant it could result in an event of default under the agreement and our lender could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. As of September 30, 2020, there was no outstanding amount due under the Credit Agreement.
Risks Related to our Platform and Technology
If we do not make our platform, including new versions or technology advancements, easier to use or properly train customers on how to use our platform, our ability to broaden the appeal of our platform and solutions and to increase our revenue could suffer.
Our platform can be complex to use, and our ability to expand the appeal of our platform depends in part on ensuring that it can be used by a variety of creators. While certain features of our solutions are designed to address the needs of professional developers, we believe that our ability to expand adoption of our platform will depend in part on our ability to address the needs of creators with varied needs and levels of expertise, including artists, animators and sound technicians, as well as new categories of creators and end users, such as architects, civil and mechanical engineers, and designers, in industries beyond gaming. Accordingly, it will be important to our future success that we continue to increase the accessibility of our platform. If we do not succeed in maintaining and broadening the accessibility of our platform, or if competitors develop and introduce products that are easier to use than ours, our ability to increase adoption of our platform will suffer.
In order to get full use of our platform, users generally need training. We provide a variety of training resources to our customers, and we believe we will need to continue to maintain and enhance the breadth and effectiveness of our training resources as the scope and complexity of our platform increase. If we do not provide effective training resources for our customers on how to efficiently and effectively use our platform, our ability to grow our business will suffer, and our business and results of operations may be adversely affected. Additionally, when we announce or release new versions of our platform or advancements in our technology, we could fail to sufficiently explain or train our customers on how to use such new versions or advancements or we may announce or release such versions prematurely. These failures on our part may lead to our customers being confused about use of our products or expected technology releases, and our ability to grow our business, results of operations, brand and reputation may be adversely affected. For example, such failures have in the past led to customers expressing frustration with our platform on social media and other internet sites.

Table of Contents	Unity Software Inc.
Interruptions, performance problems, or defects associated with our platform may adversely affect our business, financial condition, and results of operations.
Our reputation and ability to attract and retain customers and grow our business depends in part on our ability to operate our platform at high levels of reliability, scalability and performance, including the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Interruptions in the performance of our platform and solutions, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the availability of our platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of customers accessing our platform simultaneously, denial of service attacks or other security-related incidents.
It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer base grows and our platform becomes more complex. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platform, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, significant cost of remedying these problems and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations, as well as our reputation, may be adversely affected. For example, due to heightened concerns about the regulatory environment with respect to privacy and security matters, our customers are increasingly requesting audit certifications, such as SOC 2, Type II, that we have not yet achieved. Failure to achieve these certifications may adversely impact our ability to grow our business at the pace that may be expected by our investors.
Further, the software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new products are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new products may be detected in the future by us or our users. We cannot assure you that our existing platform and new products will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could similarly harm our business.
If we or our third party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our products may be reduced, and we may incur significant liabilities.
Operating our business and platform involves the collection, storage and transmission of sensitive, proprietary and confidential information, including personal information of our personnel, customers and their end users, our proprietary and confidential information and the confidential information we collect from our partners, customers and creators.

Table of Contents	Unity Software Inc.
The security measures we take to protect this information may be breached as a result of cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), hacking and other efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Such incidents have become more prevalent in our industry in recent years. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely.
Such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful or inappropriate access to, inability to access, disclosure of or loss of the sensitive, proprietary and confidential information that we handle. Investigations into potential incidents occur on a regular basis as part of our Security program. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies.
We rely on third-party service providers to provide critical services that help us deliver our solutions and operate our business. In the course of providing their services, these providers may support or operate critical business systems for us or store or process personal information and any of the same sensitive, proprietary and confidential information that we handle. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third-party service providers for the resulting liability we incur.
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third party service providers have implemented will be effective against current or future security threats. A security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our reputation and brand, reduce demand for our solutions, disrupt normal business operations, require us to incur material costs to investigate and remedy the incident and prevent recurrence, expose us to litigation, regulatory enforcement action, fines, penalties and damages and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our security measures.
A security breach could lead to claims by our customers, their end users or other relevant parties that we have failed to comply with contractual obligations to implement specified security measures. As a result, we could be subject to legal action or our customers could end their relationships with us. We cannot assure you that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Security breaches could similarly result in enforcement actions by government authorities alleging that we have violated laws requiring us to maintain reasonable security measures.

Table of Contents	Unity Software Inc.
Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.
In addition, we continue to expend significant costs to seek to protect our platform and solutions and to introduce additional security features for our customers, and we expect to continue to have to expend significant costs in the future. Any increase in these costs will adversely affect our business, financial condition and results of operations.
If we fail to timely release updates and new features to our platform and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements, or preferences, our platform may become less competitive.
The market in which we compete is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Accordingly, our ability to increase our revenue depends in large part on our ability to maintain, improve and differentiate our existing platform and introduce new functionality.
We must continue to improve existing features and add new features and functionality to our platform in order to retain our existing customers and attract new ones. For example, if the technology underlying our high-definition rendering pipeline or our graphics, animation and audio tools become obsolete or do not address the needs of our customers, our business would suffer.
Revenue growth from our products depends on our ability to continue to develop and offer effective features and functionality for our customers and to respond to frequently changing data protection regulations, policies, and end-user demands and expectations, which will require us to incur additional costs to implement. If we do not continue to improve our platform with additional features and functionality in a timely fashion, or if improvements to our platform are not well received by customers, our revenue could be adversely affected.
If we fail to deliver timely releases of our products that are ready for commercial use, release a new version, service, tool or update with material errors, or are unable to enhance our platform to keep pace with rapid technological and regulatory changes or respond to new offerings by our competitors, or if new technologies emerge that are able to deliver competitive solutions at lower prices, more efficiently, more conveniently or more securely than our solutions, or if new operating systems, gaming platforms or devices are developed and we are unable to support our customers’ deployment of games and other applications onto those systems, platforms or devices, our business, financial condition and results of operations could be adversely affected.

Table of Contents	Unity Software Inc.
Our business depends on the interoperability of our solutions across third-party platforms, operating systems, and applications, and on our ability to ensure our platform and solutions operate effectively on those platforms. If we are not able to integrate our solutions with third party platforms in a timely manner, our business may be harmed.
One of the most important features of our platform and solutions is broad interoperability with a range of diverse devices, operating systems and third-party applications. Our customers rely on our solutions to create and simultaneously deploy content to a variety of third-party platforms. Similarly, we and our customers also rely on our solutions' interoperability with third-party platforms in order to deliver services. Currently, we support and have strategic partnerships with over 20 such platforms. Third-party platforms are constantly evolving, and we may not be able to modify our solutions to assure compatibility with that of other third parties following development changes within a timely manner. For example, third-party platforms frequently deploy updates to their hardware or software and modify their system requirements. The success of our business depends on our ability to incorporate these updates to third-party licensed software into our technology and effectively respond to changes to device and operating system platform requirements. Our success also depends on our ability to simultaneously manage solutions on multiple platforms and our ability to effectively deploy our solutions to an increasing number of new platforms. Given the number of platforms we support, it can be difficult to keep pace with the number of third-party updates that are required in order to provide the interoperability our customers demand. If we fail to effectively respond to changes or updates to third-party platforms that we support, our business, financial condition and results of operations could be harmed.
We rely upon third-party data centers and providers of cloud-based infrastructure to host our platform. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition, and results of operations.
We currently serve our users from co-located data centers in the United States. We also use various third-party cloud hosting providers such as Google Cloud, AWS and Tencent to provide cloud infrastructure for our platform. Our Create Solutions and Operate Solutions rely on the operations of this infrastructure. Customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide some customers with service-level commitments with respect to uptime. In addition, our Operate Solutions and enterprise game server hosting depend on the ability of these data centers and cloud infrastructure to allow for our customers’ configuration, architecture, features and interconnection specifications and to secure the information stored in these data centers. Any limitation on the capacity of our data centers or cloud infrastructure could impede our ability to onboard new customers or expand the usage of our existing customers, host our products or serve our customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our data centers or cloud infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, outbreaks of contagious diseases, telecommunications failures, terrorist or other attacks and other similar events beyond our control could negatively affect the cloud-based portion of our platform. A prolonged service disruption affecting our data centers or cloud-based services for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative providers or taking other actions in preparation for, or in response to, events that damage the third-party hosting services we use.
In the event that our service agreements relating to our data centers or cloud infrastructure are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform, loss of revenue from revenue-share and usage-based solutions, as well as significant delays and additional expense in arranging or creating new facilities and services or re-architecting our platform for deployment on a different data center provider or cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.

Table of Contents	Unity Software Inc.
If the market for our platform does not continue to grow or develops more slowly or differently than we expect, our business may be harmed.
Our future success depends on increasing demand for solutions to create and operate interactive, real-time 3D content and our ability to continue to develop new products, services, features and functionality that our customers and end users demand. It is difficult to predict customer adoption rates and demand for our solutions or the future growth rate and size of our market. The expansion of our market depends on a number of factors, including the cost, performance and perceived value associated with interactive, real-time 3D content creation platforms as an alternative to traditional methods of content creation; the ability to monetize quality interactive content and experiences effectively and efficiently in gaming and across other industries; customer awareness of our platform; the timely completion, introduction and market acceptance of enhancements to our platform or new products that we may introduce; our ability to attract, retain and effectively train sales personnel; the effectiveness of our marketing programs; and the success of our competitors. The market for solutions like our platform that create and operate interactive, real-time 3D content might not continue to develop or might develop more slowly than we expect for a variety of reasons, including the failure to create new solutions and functionality that meet market demands, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation and competing technologies and solutions.
If the market for our solutions does not continue to grow or develops more slowly or differently than we expect, our business, financial condition and results of operations may be adversely affected.

Table of Contents	Unity Software Inc.
Any failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, or fail to continuously innovate and advance our technology, our competitors could gain access to our proprietary technology and develop and commercialize substantially identical products, services or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings, or litigation. In addition, despite our pending patent applications, we cannot assure you that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, required to rebrand our products or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets or that has or may have developed intellectual property in connection with their engagement with us. Moreover, we cannot assure you that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform. These agreements may be breached, and we may not have adequate remedies for any such breach.

Table of Contents	Unity Software Inc.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, such as rights under our software licenses, and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Our inability to enforce our unique licensing structure, including financial eligibility tiers, and our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products, or injure our reputation.
We license and make available source code to customers. Although those customers are restricted in the manner in which they can use and share our source code, we cannot assure you that unauthorized use or copying of our source code will not occur. We rely on periodic significant updates to our source code to encourage our customers to access our source code through us on a paying or, for qualified users, non-paying, basis. However, we cannot assure you that this strategy will be effective in ensuring that users are not misusing or accessing our source code on an authorized basis.
Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability. These licenses may become more expensive and increase our costs.
While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property that provide key features and functionality in our platform. We have also obtained rights to use intellectual property through licenses and service agreements with third parties.
Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability may be adversely impacted. These licenses may become more expensive and increase the advances, guarantees and royalties that we may pay to the licensor, which could significantly increase our costs and adversely affect our profitability.
We are and may in the future become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
We have previously been named as a potential indemnitor in a claim alleging infringing use of our software. Defending this and future claims can be expensive and impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business. In addition, in the fall of 2017, we initiated a trademark infringement lawsuit against another party to protect our trademarks, which was subsequently settled.

Table of Contents	Unity Software Inc.
We may in the future become subject to additional intellectual property disputes, and may become subject to liability as a result of these disputes. Our success depends, in part, on our ability to develop and commercialize our platform without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies, products, services or platform will not be found to infringe, misappropriate or otherwise violate the intellectual property rights of third parties. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. We have a number of issued patents. We have filed a number of additional U.S. and foreign patent applications but they may not issue. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our platform or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using products that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign or rebrand the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our platform grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

Table of Contents	Unity Software Inc.
We use open source software in our products, which could negatively affect our ability to sell our services or subject us to litigation or other actions.
We use open source software in our products, and we expect to continue to incorporate open source software in our services in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to change our products. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with certain open source software in a particular manner we could, under certain open source licenses, be required to release the source code of our proprietary software products. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products or take other remedial actions.
Risks Related to our Management, Brand and Culture
We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, or the inability to attract and retain executives and employees we need to support our operations and growth, could harm our business.
Our success and future growth depend upon the continued services of our management team and other key employees. In particular, our President and Chief Executive Officer, John Riccitiello, is critical to our overall management, as well as the continued development of our platform, our culture and our strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. Our senior management and key employees are employed on an at-will basis. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. The loss of one or more members of our senior management, especially Mr. Riccitiello, or key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or key employees.

Table of Contents	Unity Software Inc.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and we expect to have significant future hiring needs. Competition is intense, particularly in the San Francisco Bay Area and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform products, data scientists with experience in machine learning and artificial intelligence and experienced sales professionals. In order to continue to access top talent, we will likely continue to grow our footprint of office locations, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.
We believe that maintaining and enhancing our brand reputation is important to expand sales of our platform to existing customers, support the marketing and sale of our platform to new customers, convert free creators to customers and grow our strategic partnerships. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer a reliable platform that continues to meet the needs and preferences of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality to address a wide variety of use cases and our ability to successfully differentiate our platform from competitors. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.
Our culture emphasizes innovation, and if we cannot maintain this culture as we grow, our business could be harmed.
We have a culture that encourages employees to develop and launch new and innovative solutions, which we believe is essential to attracting customers and partners and serving the best, long-term interests of our company. As our business grows and becomes more complex, it may become more difficult to maintain this cultural emphasis. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our strategies. If we fail to maintain our company culture, our business and competitive position may be harmed.
Risks Related to Laws, Regulations, and the Global Economy
We are subject to rapidly changing and increasingly stringent laws, contractual obligations, and industry standards relating to privacy, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
Our products, and particularly our Operate Solutions, rely on our ability to collect, use, and share information of customers, end users, and others. These activities are regulated by a variety of federal, state, local, and international privacy and data security laws and regulations, which have become increasingly stringent in recent years.

Table of Contents	Unity Software Inc.
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. Among the most stringent of these laws is the General Data Protection Regulation, or GDPR, which went into effect in May 2018. Companies that violate the GDPR can face private litigation, prohibitions on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. The GDPR requires us and our customers to give more detailed disclosures about how we collect, use and share personal information; contractually commit to data protection measures in our contracts with clients; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information.
Under an interpretation of a recent decision by the Court of Justice of the European Union and recent guidance from European data protection authorities applying the GDPR and other data protection laws, cookies and similar technologies used for personalization of experiences, advertising, and content, including those relied upon by our products, may not be used without affirmative opt-in consent. This decision and regulatory guidance may increase our exposure to regulatory enforcement action, increase our compliance costs, and reduce demand for our products. A new regulation that has been proposed in the European Union, known as the ePrivacy Regulation, may further restrict the use of cookies and other online tracking technologies on which our products rely, as well as increase restrictions on online direct marketing. Such restrictions could adversely affect our Operate Solutions business.
The GDPR and other European data protection laws also generally prohibit the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers is implementation of the European Commission’s Standard Contractual Clauses. However, a July 2020 decision of the Court of Justice of the European Union called into question the ability of companies to use the Standard Contractual Clauses for purposes of data transfers from the European Union to the United States, and by implication, most other countries outside of Europe. In response to this decision, the data protection authority in Berlin, Germany, where we maintain offices, encouraged companies under its supervision to stop transfers of personal data to the United States and switch to service providers based in the European Union or other countries providing adequate data protection. Similarly, in September 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the Standard Contractual Clauses. Authorities in the United Kingdom may similarly issue guidance that precludes or complicates our lawful use of the Standard Contractual Clauses. There are few viable alternatives to the Standard Contractual Clauses, and the law in this area remains dynamic. As such, our efforts to comply with European data protection laws in the processing of personal data from Europe may not be successful; may increase our exposure to the GDPR’s sanctions for violations of its cross-border data transfer restrictions, including fines of up to 4% of our revenue and prohibitions on data processing; and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to import personal data from Europe may also require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
Domestic privacy and data security laws are also complex and changing rapidly. Many states have enacted laws regulating the online collection, use and disclosure of personal information and requiring companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities and/or credit reporting agencies of the occurrence of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly.

Table of Contents	Unity Software Inc.
States have also begun to introduce more comprehensive privacy legislation. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA created restrictions on “sales” of personal information that may restrict the use of cookies and similar technologies for advertising purposes. Our advertising business relies on these technologies and could be adversely affected by the CCPA’s restrictions.
Additionally, enhanced consumer protections are forthcoming in California due to the passage of the California Privacy Rights Act, or CPRA, which is set to become effective in January 2023. Under the CPRA, we will have a new privacy regulator in California and additional implementing regulations, which could increase our compliance costs, subject us to potential fines and adversely affect our business
The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
States have also begun to introduce laws restricting the use of biometric data, including data derived from facial recognition technologies. For example, the Biometric Information Privacy Act in Illinois, or BIPA, prohibits collection of certain biometric data without informed consent and provides for statutory damages of up to $5,000 per consumer per violation for intentional violations. As a result, BIPA has been the subject of extensive class action litigation and very substantial settlements. Some of our products employ object detection technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to these biometric privacy laws. As a result, these products may subject us or our customers to costly litigation, government enforcement action, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition.
Children’s privacy has been a focus of recent enforcement activity under longstanding privacy laws as well as the new generation of privacy laws. The Federal Trade Commission and state attorneys general have in recent years increased enforcement of the Children’s Online Privacy Protection Act, or COPPA, which requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the GDPR prohibits certain processing of the personal information of children under the age of 13-16 (depending on the country) without parental consent. The CCPA requires companies to obtain the consent of children in California under 16 (or parental consent for children under 13) before selling their personal information. We have been and are currently subject to claims related to the privacy of minors predicated on COPPA and other privacy laws, and we may in the future face claims under COPPA, the GDPR, the CCPA or other laws relating to children’s privacy.
Apart from the requirements of privacy and data security laws, we have obligations relating to privacy and data security under our published policies and documentation, contracts and applicable industry standards. Although we endeavor to comply with these obligations, we may have failed to do so in the past and may be subject to allegations that we have failed to do so or have otherwise processed data improperly. For example, in 2019, we became aware of a research paper alleging that our software, including an older version of the Unity Editor, was inappropriately configured to collect hardware-based persistent identifiers, or MAC addresses. Although we did not use this information to measure behavior or track individuals as alleged by the researchers and we have disabled the configuration described in the paper, we could be subject to enforcement action or litigation alleging that this instance of data collection or our other data processing practices violate our published policies, federal or state laws prohibiting unfair or deceptive business practices or other privacy laws.

Table of Contents	Unity Software Inc.
In addition to the privacy and security laws previously mentioned, there are emerging cases applying existing privacy laws in the United States, such as the federal and state wiretapping laws, to certain basic interoperability features of the internet. Such cases present theories of interpretation that are novel and potentially deeply impactful to the current interoperability of analytics products offered to assist our developers in running their applications. The asserted theory of these cases, if accepted, could cause us to make changes to our products to avoid costly litigation, government enforcement actions, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition.
In response to the increasing restrictions of global privacy and data security laws, our customers have sought and may continue to seek increasingly stringent contractual assurances regarding our handling of personal information, and may adopt internal policies that limit their use of our Operate Solutions. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial contractual liability or fines.
As described in “Risk Factors—Operating system platform providers or application stores may change terms of service, policies or technical requirements to require us or our customers to change data collection and privacy practices, business models, operations, practices, advertising activities or application content, which could adversely impact our business,” our obligations under privacy and data security laws, our contracts and applicable industry standards (including requirements by operating system platforms or application stores) are increasing, becoming more complex and changing rapidly, which has increased and may continue to increase the cost and effort required to comply with them. The privacy and data security compliance challenges we and our customers face in Europe and other jurisdictions may also limit our ability to operate, or offer certain product features, in those jurisdictions, which could reduce demand for our products from customers subject to their laws. Despite our efforts, we may not be successful in achieving compliance with these rapidly evolving requirements. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, individuals or others; fines and civil or criminal penalties for us or company officials, obligations to cease offering or to substantially modify our Operate Solutions in ways that make our solutions less effective in certain jurisdictions, negative publicity, harm to our brand and reputation and reduced overall demand for our platform or reduce returns on our Operate Solutions. Such occurrences could adversely affect our business, financial condition and results of operations.
Companies and governmental agencies may restrict access to platforms, our website, mobile applications, application stores or the Internet generally, which could lead to the loss or slower growth of our customers’ end users and negatively impact our operations.
Governmental agencies in any of the countries in which we, our customers or end users are located, such as China, could block access to or require a license for our platform, our website, mobile applications, operating system platforms, application stores or the Internet generally for a number of reasons, including security, confidentiality or regulatory concerns. End users generally need to access the Internet, including in geographically diverse areas, and also platforms such as the Apple App Store and the Google Play Store, to play games created or operated using our platform. In addition, companies may adopt policies that prohibit employees from accessing our platform or the platforms that end users need in order to play games created or operated using our platform. If companies or governmental entities block, limit or otherwise restrict customers from accessing our platform, or end users from playing games developed or operated on our platform, our business could be negatively impacted, our customers’ end users could decline or grow more slowly, and our results of operations could be adversely affected.

Table of Contents	Unity Software Inc.
Further, some countries may block data transfers as a result of businesses collecting data within a country’s borders as part of broader privacy-related concerns, which could affect our business. For example, the Indian government recently blocked the distribution of several applications of Chinese origin in the interest of sovereignty and integrity of India, defense of India, and security of the Indian state. In undertaking this action, the Indian government partially blocked some of Unity’s services. We have contacted the government requesting more information and to explain our business operations, including the accurate location of data processing, and we have asked for the unblocking of the services. However, if our services are not unblocked or other countries take similar action against us, our customers, our services, and our business could be harmed.
Adverse changes in the economic, legal, and political landscape in China could have a material adverse effect on business conditions.
Because our continued business operations in China constitutes a significant part of our current and future revenue growth plans, adverse changes in economic and political policies relating to China could have a material adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, U.S. export control regulations relating to China have created restrictions with respect to the sale of our products to various Chinese customers and further changes to regulations could result in additional restrictions. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China.
The Chinese economic, legal and political landscape also differs from many developed countries in many respects, including the level of government involvement and regulation, control of foreign exchange and allocation of resources, uncertainty regarding the enforceability and scope of protection for intellectual property rights, a relatively uncertain legal system, and instability related to economic, political and social reform. The laws, regulations and legal requirements in China are also subject to frequent changes. Any actions and policies adopted by the government of the People’s Republic of China, or PRC, particularly with regard to intellectual property rights and existing cloud-based and Internet restrictions for non-Chinese businesses, or any prolonged slowdown in China’s economy, due to the COVID-19 pandemic, could have an adverse effect on our business, results of operations and financial condition.
In particular, PRC laws and regulations impose restrictions on foreign ownership of companies that engage in internet, market survey, cloud-based services and other related businesses from time to time. Specifically, foreign ownership of an internet content provider may not exceed 50% and the primary foreign investor of such provider must have a record of good performance and operating experience in managing internet content service. Accordingly, our ability to offer cloud-based services in China depends on our ability to implement and maintain structures that are acceptable under PRC laws. If any structure that we implement is determined to be illegal or invalid, the relevant governmental authorities would have broad discretion in dealing with such violation, including revoking our business and operating licenses, requiring us to discontinue or restrict operations, restricting our rights to collect revenue, confiscating our income, requiring us to restructure our ownership structure or operations, imposing additional conditions or requirements with which we may not be able to comply or levying fines. These actions could cause significant disruption to our business operations and may materially and adversely affect our business, financial condition and operating results.

Table of Contents	Unity Software Inc.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, the UK Bribery Act and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our global sales and business to the public sector and further develop our reseller channel, we may engage with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not authorize such activities.
While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees and agents will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our global sales and business, our risks under these laws may increase.
Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to governmental export and import controls and economic sanctions laws that could impair our ability to compete in global markets or subject us to liability if we violate the controls.
Our platform is subject to U.S. export controls. Our products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report, as applicable.
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the Office of Foreign Assets Control, or OFAC, that prohibit the shipment of most solutions to embargoed jurisdictions or sanctioned parties without the required export authorizations. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Table of Contents	Unity Software Inc.
Although we have taken precautions to prevent our platform from being provided, deployed or used in violation of export control and sanctions laws, and are in the process of further enhancing our policies and procedures relating to export control and sanctions compliance, we have inadvertently provided products and services to some customers in apparent violation of U.S. export control and economic sanctions laws. In August 2020, we submitted to OFAC and to the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, initial notifications of voluntary self-disclosure concerning these apparent violations. We cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future. If we are found to be in violation of U.S. sanctions or export control regulations, it can result in significant fines or penalties and possible incarceration for responsible employees and managers, as well as reputational harm and loss of business.
If we or our resellers fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.
Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our platform in global markets, prevent our customers with global operations from deploying our platform globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology.
Our customers outside of the United States generated approximately 73% and 72% of our revenue for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, and our growth strategy includes further expanding our operations and customer base across all major global markets. However, any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential customers with global operations. Any decreased use of our platform or limitation on our ability to export or sell our products in major global markets would adversely affect our business, results of operations and growth prospects.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We sell our Create Solutions and Operate Solutions to U.S. federal, state and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for solutions are affected by public sector budgetary cycles and funding authorizations and funding reductions or delays may adversely affect public sector demand that could develop for our solutions.
Further, governmental and highly regulated entities may demand or require contract terms and product and solution features or certifications that differ from our standard arrangements and are less favorable or more difficult to maintain than terms that we negotiate with private sector customers or otherwise make available. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to provide our platform to other government customers and could adversely impact our reputation, business, financial condition and results of operations.

Table of Contents	Unity Software Inc.
We could be required to collect additional sales, value added or similar taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our solutions and adversely affect our results of operations.
We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the foreign jurisdiction. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our customers reside.
Our ability to use our net operating losses and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of December 31, 2019, we had net operating loss, or NOL, carryforwards for U.S. federal, state, and foreign purposes of $128.5 million, $34.8 million and $334.5 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2027. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We are in the process of determining whether we have experienced an ownership change in connection with our initial public offering and we may experience future ownership changes, both of which could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the California Governor signed into law the 2020 Budget Act which temporarily suspends the utilization of net operating losses and limits the utilization of research credits to $5.0 million annually for 2020, 2021 and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Table of Contents	Unity Software Inc.
Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
We are and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. We are currently involved in two related putative class-action lawsuits brought by end users of games that include our software and include allegations related to violations of privacy laws. In addition, in June 2019, a former senior-level employee brought a lawsuit against us in the San Francisco County Superior Court alleging claims arising under California law for retaliation, termination in violation of the California Fair Employment and Housing Act, failure to prevent discrimination and retaliation, wrongful termination, defamation and slander. This lawsuit included allegations related to alleged actions by our CEO, John Riccitiello. These allegations were reported in the media. We filed an answer denying every allegation of unlawful conduct made in the complaint and a motion to compel arbitration. The court granted our motion to compel arbitration.
Any litigation, whether meritorious or not, could harm our reputation, will increase our costs and may divert management’s attention, time and resources, which may in turn harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.
We are subject to laws and regulations worldwide, many of which are unsettled and still developing and which could increase our costs or adversely affect our business.
We are subject to a variety of laws in the United States and abroad that affect our business, including state and federal laws regarding consumer protection, advertising, electronic marketing, protection of minors, data protection and privacy, data localization requirements, online services, anti-competition, labor, real estate, taxation, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to our customers or cause us to change or limit our ability to sell our platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures.

Table of Contents	Unity Software Inc.
In particular, as a result of our Operate Solutions, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the United States, Europe, Australia and other jurisdictions regarding whether certain game mechanisms, such as loot boxes, and game genres, such as social casino, rewarded gaming and gambling, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. New regulation by the U.S. federal government and its agencies, such as the FTC, U.S. states and state agencies or foreign jurisdictions, which may vary significantly across jurisdictions, could require that certain game content be modified or removed from games, increase the costs of operating our customer’s games, impact player engagement and thus the functionality and effectiveness of our Operate Solutions or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Operate Solutions, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.
It is possible that a number of laws and regulations may be adopted or construed to apply to us or our customers in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust, and our solutions or components thereof may be deemed or perceived illegal or unfair practices. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as us and our customers conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of free-to-play games or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover games made with our solutions and the revenue that we receive from our Operate Solutions. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of mobile gaming and impair our business, financial condition or results of operations.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of our common stock may decline.
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing of the solutions on our platform;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;

Table of Contents	Unity Software Inc.
•sales of shares of our common stock by us or our shareholders;
•significant data breaches, disruptions to or other incidents involving our platform;
•our involvement in litigation;
•conditions or developments affecting the gaming industry;
•future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market;
•general economic and market conditions; and
•other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to these events.
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies who have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the timing of or the effect that future sales may have on the prevailing market price of our common stock.
All of our directors and executive officers and holders of substantially all of our common stock and securities exercisable for or convertible into our common stock, are subject to lock-up agreements that restrict their ability to transfer such securities for a period of 180 days after September 17, 2020, subject to earlier termination commencing on the opening of trading on November 16, the second trading day immediately following our release of earnings for the quarter ending December 31, 2020, subject to certain exceptions, without the prior written consent of Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC; provided that:
•up to 15% of the shares (including shares issuable upon exercise of vested options) held by employees and former employees (but excluding current executive officers and directors) could be sold beginning at the commencement of trading on September 18, 2020, the first trading day on which our common stock was traded on the NYSE through September 30, 2020; and
•up to 15% of the shares issuable upon exercise of vested options held by employees, former employees, directors and officers may be sold beginning at the opening of trading on November 16, 2020, the second trading day after we announce earnings for the quarter ending September 30, 2020 through December 15, 2020.
If not earlier released, all of our shares of common stock, other than those sold in our initial public offering which are freely tradable, will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

Table of Contents	Unity Software Inc.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.
The market price and trading volume of our common stock may be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval. Furthermore, many of our current directors were appointed by our principal stockholders.
After our initial public offering, our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially owned approximately 62.0% of our outstanding common stock (assuming no exercise of the underwriters’ option to purchase additional shares and no exercise of options, warrants, or other rights outstanding as of the closing). Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. In addition, if any of our executive officers, directors, and greater than 5% stockholders purchase shares, or if any of our other current investors purchase shares and become greater than 5% stockholders as a result, the ability of such persons, acting together, to control or significantly influence such matters will increase. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

Table of Contents	Unity Software Inc.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our initial public offering; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.
We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the totality of additional costs we incur as a public company or the specific timing of such costs.

Table of Contents	Unity Software Inc.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and time-consuming process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Table of Contents	Unity Software Inc.
The growth and expansion of our business places a continuous, significant strain on our operational and financial resources. Further growth of our operations to support our customer base, our information technology systems and our internal controls and procedures may not be adequate to support our operations. For example, we are still in the process of implementing information technology and accounting systems to help manage critical functions such as billing and revenue recognition and financial forecasts. As we continue to grow, we may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the growth of our business or otherwise, may result in our inability to accurately forecast our revenue and expenses, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer, or our president (in the absence of a chief executive officer);
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
•provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office, even though less than a quorum, or by a sole remaining director; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

Table of Contents	Unity Software Inc.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.

Table of Contents	Unity Software Inc.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2020, we issued to certain directors, officers, employees and consultants an aggregate of 3,027,896 shares of our common stock upon the exercise of options under the 2019 Stock Plan at exercise prices ranging from $0.12 to $19.62 per share.
During the three months ended September 30, 2020, we granted to certain directors, officers, employees and consultants RSUs for an aggregate of 111,030 shares of our common stock under the 2019 Stock Plan.
During the three months ended September 30, 2020, we issued 72,479 shares of our common stock in business acquisition transactions.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 39b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds
Our Registration Statement on Form S-1 (File No. 333-248255) (the “Form S-1”) for our IPO was declared effective by the SEC on September 17, 2020. The Form S-1 registered an aggregate of 28,750,000 shares of our common stock, including 3,750,000 shares registered cover the pursuant to the option to purchase additional shares granted by us to the underwriters. On September 22, 2020, we closed our IPO, in which we sold 25,000,000 shares of our common stock at a price to the public of $52.00 per share, for an aggregate gross offering price of $1,300.0 million. On September 28, 2020, we closed the sale of an additional 3,750,000 shares of our common stock at the initial public offering price of $52.00 per share pursuant to the full exercise by the underwriters of their option to purchase additional shares, increasing the aggregate gross offering price to $1,495.0 million. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.
Goldman Sachs & Co. LLC and Credit Suisse acted as lead book-running managers for the offering. BofA Securities, Barclays, and William Blair also acted as book-running managers. Oppenheimer & Co., Piper Sandler, Stifel, Wedbush Securities, Academy Securities, and Siebert Williams Shank acted as co-managers for the offering.
We incurred underwriting discounts and commissions totaling approximately $67.5 million. In addition, we incurred offering expenses of approximately $9.9 million which, when added to the underwriting discounts and commissions, amount to total expenses of approximately $77.4 million. Thus, our net offering proceeds after deducting underwriting discounts and commissions and other offering costs, were approximately $1,417.6 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
There has been no material change in the planned use of proceeds from the IPO as described in our Prospectus.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-248255	3.4	September 9, 2020

10.1*	Unity Software Inc. 2009 Stock Plan and related form agreements

10.2*	Unity Software Inc. 2019 Stock Plan and related form agreements

10.3*	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements

10.4	Unity Software Inc. 2020 Employee Stock Purchase Plan	S-8	333-248882	99.4	September 18, 2020

10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-248255	10.1	September 9, 2020

10.6	Non-Employee Director Compensation Policy	S-1/A	333-248255	10.6	September 9, 2020

10.7	Confirmatory Offer Letter, dated July 27, 2020, by and between Unity Technologies ApS and Brett Bibby	S-1/A	333-248255	10.11	September 9, 2020

10.8	Form of Confirmatory Offer Letter between Unity Technologies SF and each of its executive officers other than John Riccitiello, Brett Bibby, and Dave Rhodes	S-1/A	333-248255	10.12	September 9, 2020

10.9	Confirmatory Offer Letter dated July 23, 2020, by and between the Unity Technologies SF and Dave Rhodes	S-1/A	333-248255	10.13	September 9, 2020

10.10	Unity Software Inc. Cash Incentive Bonus Plan	S-1/A	333-248255	10.16	September 9, 2020

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

Table of Contents	Unity Software Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY SOFTWARE INC.

Date: November 13, 2020	By:	/s/ Kimberly Jabal
Kimberly Jabal
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)