Form 10-K
period 2020-12-31
Unity Software Inc.
filed 2021-03-05
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non‑accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2020, as reported by the New York Stock Exchange on that date, was approximately $14.4 billion. The registrant has elected to use December 31, 2020, which was the last trading date of the registrant’s most recently completed fiscal year, as the calculation date because the registrant was a privately held company on June 30, 2020 (the last business day of the registrant’s second fiscal quarter). This calculation also does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 26, 2021, there were 277,904,478 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

UNITY SOFTWARE INC.
FORM 10‑K
For the Year Ended December 31, 2020

3

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
4

•the effects of the COVID-19 pandemic or other public health crises; and
•the future trading prices of our common stock.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10‑K.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10‑K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. Readers are cautioned that these forward‑looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part I, Item 1A. Risk Factors” and elsewhere herein. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10‑K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10‑K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10‑K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10‑K to reflect events or circumstances after the date of this Annual Report on Form 10‑K or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
Additional Information
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” “Unity,” and “Unity Technologies” refer to Unity Software Inc. and its consolidated subsidiaries. The Unity design logos, “Unity” and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Unity Software Inc. or its affiliates. Other trade names, trademarks, and service marks used in this Annual Report are the property of their respective owners.
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
5

Percentage of Top Mobile Games Made With Unity
We calculate the percentage of top mobile games made with Unity based on data provided by Apptopia. Apptopia measures Unity’s market share across the Top Grossing and Top Free games charts in the iOS App Store and the Google Play store by taking the top 1,000 games by global monthly active users (“MAU”) in the quarter, and identifying the share of games that have Unity SDK installed. As of the third quarter of 2020, the market share measurement was expanded from 13 countries to 58 countries and weighted by country player MAU. Direct comparison to figures made in earlier disclosures is no longer possible because the data we previously used is no longer available. Therefore, a comparison with the figure we presented in our Registration Statement on Form S-1 (File No. 333-248255) (which was an average of quarterly data calculated using our prior methodology) is no longer relevant. Calculated using our new methodology, in the fourth quarter of 2019, 65% of the top 1,000 mobile games were made with Unity.
6

RISK FACTORS SUMMARY
Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
•If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our products may be reduced, and we may incur significant liabilities.
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
7

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
•Adverse changes in the economic, legal, and political landscape in China could have an adverse effect on business conditions.
•Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.
If we are unable to adequately address these and other risks we face, our business may be harmed.
8

Table of Contents	Unity Software Inc.
PART I
Item 1. Business
Unity is the world’s leading platform for creating and operating interactive, real-time 3D content. We believe the world is a better place with more creators in it. Creators, ranging from game developers to artists, architects, automotive designers, filmmakers, and others, use Unity to make their imaginations come to life.
Our platform provides a comprehensive set of software solutions to create, run and monetize interactive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices. In the fourth quarter of 2020, we had, on average, approximately 2.7 billion monthly active end users who consumed content created or operated with our solutions. The applications developed by these creators were downloaded, on average, five billion times per month in 2020.
Content built on the Unity platform offers end-users a fundamentally more engaging and immersive experience than traditional static content. Content made with Unity is interactive, allowing end-users to connect with the content and with one another. Content made with Unity is real-time, allowing it to instantly adapt to end-user behavior and feedback. Content made with Unity allows graphics to be expressed with 3D shape and depth, permitting multiple viewing angles, and enabling augmented and virtual reality.
Real-time is not just a part of the end-user experience. Building content on Unity offers creators significant advantages in development compared to traditional content creation tools. Creators can visualize and iterate on their 2D and 3D creations in real-time and collaborate with each other to edit content simultaneously. This can lead to significant reductions in design and development cycle times. The demand for interactive, real-time 3D content is expanding rapidly. Compute processors have become dramatically faster and more powerful. Improvements in bandwidth have enabled smartphones, PCs, consoles and other devices to connect at a global scale. Cloud computing has removed the limitations on processing power and storage to support content. These factors are driving significant increases in available compute power and are enabling the spread of immersive and interactive content. As a result, creators can now develop more intricate, higher fidelity experiences for end-users to enjoy on more devices and across larger connected communities. The gaming industry has benefited enormously from these enabling technologies with over 2.6 billion gamers driving the fastest growing sector in media today.
Unity has built its reputation in gaming, and our scale and reach in this industry are significant. We estimate that in the fourth quarter of 2020, 71% of the top 1,000 mobile games were made with Unity. Unity’s platform helps game developers—from the largest publishers in the world with teams of hundreds, to mid-sized, small and independent publishers, to individual creators—build and operate high quality games, rapidly and efficiently. Unity games can be built once and deployed and operated across more than 20 platforms, including Windows, Mac, iOS, Android, PlayStation, Xbox, Nintendo Switch, and the leading augmented and virtual reality platforms, among others. As gaming has proliferated, the business models for content have evolved beyond one-time purchases to include advertising and in-app purchases. Unity enables these new business models by providing creators with the solutions they need to easily run and monetize their content.
The dramatic growth of end-user demand for interactive content is driving industries beyond gaming to embrace the advantages of real-time 3D content. Creators are leveraging our platform to provide faster content creation and efficient deployment across formats and use cases. Today, Fortune and Global 500 companies in industries such as architecture, engineering, construction, automotive, transportation, manufacturing, film, television and retail are using Unity across many new use cases, including automobile and building design, online and augmented reality product configurators, autonomous driving simulation, and augmented reality workplace safety training. These new forms of content are emerging parts of our business and represent a significant opportunity for growth.

Table of Contents	Unity Software Inc.
Our platform consists of two distinct, but connected and synergistic, sets of solutions. Our Create Solutions are used by content creators—developers, artists, designers, engineers, and architects—to create interactive, real-time 2D and 3D content. Our Operate Solutions offer customers the ability to grow and engage their end-user base, as well as run and monetize their content with the goal of optimizing end-user acquisition and operational costs while increasing the lifetime value of their end-users.
We offer our Create Solutions primarily through monthly subscriptions and our Operate Solutions primarily through revenue-share and usage-based models. This allows us to generate revenue from our customers as they develop content and also as they succeed and grow. Subscriptions for our Create Solutions drive adoption of our Operate Solutions.
We have experienced rapid growth. Our revenue for the years ended December 31, 2020, 2019, and 2018 was $772.4 million, $541.8 million, and $380.8 million, respectively, representing year-over-year growth of 43% and 42%, respectively. We generated net losses of $282.3 million, $163.2 million, and $131.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, which included $134.6 million, $44.5 million, and $20.9 million, respectively, of stock-based compensation expense. For the years ended December 31, 2020, 2019, and 2018, we had $19.9 million net cash provided by operating activities and $67.9 million and $81.1 million net cash used in operating activities, respectively.
The Future is Interactive, Real-Time 3D
For almost a hundred years, photos and video content have largely been created by the same means—capturing three dimensional images through a 2D lens and projecting them onto a 2D surface. Technology has introduced digital cameras, lenses for capturing images at astonishing resolutions and powerful software tools that allow creators to edit and manipulate images with limitless possibilities. Still, the basic processes and technology related to content and content creation revolve around building 2D, asynchronous non-interactive, static content.
The world is changing. Leaps forward in compute power and bandwidth are enabling an explosion in interactive, real-time 3D content—led by games and now spreading rapidly into other industries. We have moved from a static content world to one of lifelike, dynamic content—where 2D images are no longer projected to create video, but where fully interactive, 3D virtual objects, environments and complete worlds can be digitally rendered in real-time using software. Nowhere has real-time 3D had a larger impact to date than in gaming, which has grown from a less than $15 billion industry 20 years ago to one generating over $159 billion in annual revenue today based on boxed/downloaded PC, browser PC, console, tablet, and smartphone game revenue. Gaming is now the fastest growing category in media with over 2.5 billion gamers worldwide.
Interactive, real-time 3D is:
•Interactive: allowing end-users from around the world to connect with immersive content as well as one another. Today’s games take players into lifelike scenes and landscapes, where they can engage with dynamic content. In multiplayer environments, content interaction instantly influences other players’ experience of the game. As one player pushes a button for an object to go right, it enters another player’s point of view instantly, in real-time.
•Real-Time: allowing content to be rendered at up to 120 photorealistic images per second on a digital display. Display pixels can be drawn and redrawn as fast as the human eye can see, rendering content that is instantly responsive to end-user actions and appears lifelike.
•3D: allowing graphics to be expressed with shape and depth, permitting multiple viewing angles. An end-user can virtually pick up an object, look underneath, move it around and enjoy an entirely new and unique experience, all in the same environment. The opportunities of augmented and virtual reality are only made possible through 3D.

Table of Contents	Unity Software Inc.
Interactive, real-time 3D is also driving innovation in the content creation process. For example, with real-time technology, creators can live-edit the characteristics of objects in games and applications they design, and these changes can be rendered and displayed faster than the blink of an eye. This instantaneous adaptation allows for creators to simultaneously create and visualize, simplifying the creative process and making collaborative content development more seamless and efficient.
While interactive, real-time 3D has fueled the rise of gaming, the opportunities for this technology and the benefits for creators are impacting many other industries as well:
•Architecture: For architects, transforming building development and architectural data for the 3D world has been a challenge. Seemingly small post-design changes can take months to rework. Architects, designers and project partners use this real-time 3D to simultaneously contribute to the planning and development of a building with rapid, cost-effective iteration. Onsite construction teams and technicians can visualize before, and as they build. Interactive, 3D designs can be virtually overlaid onto actual construction through augmented reality, to detect design flaws early, which significantly reduces the risk of future rebuilds and drives project efficiencies.
•Automotive: The automotive industry is often challenged by a long, slow development cycle for new car models. The traditional process involves disparate tools in the iterative creation and recreation of a new model. Real-time 3D technology is driving efficiencies in car development and sales cycles, allowing for interactive, life-like models of cars to be rendered in real-time. These “digital twins” can be used for marketing or personalized sales experiences at dealerships and online.
•Film: Filmmakers are finding that real-time technology yields faster results and provides more creative freedom than traditional filming and editing solutions. Real-time technology removes the need for server farms that generate single frames over hours, eliminating the need to wait days for dailies or for servers to fully render a digital scene. Because creation becomes be real-time, a filmmaker can edit and review a scene instantly, allowing higher quality productions to reach audiences more quickly.
Across these industries and more, our solutions and technology are unlocking new forms of creativity and cost-efficiency that are impossible with traditional tools.
Our Solution
Unity is the world’s leading platform for creating and operating interactive, real-time 3D content. Our platform includes our Create Solutions and Operate Solutions, which complement each other and together provide a comprehensive set of solutions that enable our customers to create, run and monetize their content across a broad range of third-party content distribution platforms.
Our Create Solutions are used to create, edit, run and deploy real-time 2D, as well as high definition, real-time 3D content. Content can be created once and deployed to more than 20 platforms, including Windows, Mac, iOS, Android, PlayStation, Xbox, Nintendo Switch, and the leading augmented and virtual reality platforms, among others. Our products include custom scripting tools and a high-definition render pipeline for developers; graphics, animation and audio tools for artists; and navigation, networking and user interface tools for designers. Delivered as a modular application architecture, creators can leverage our products to easily create, edit, and iterate interactive, real-time 3D content.

Table of Contents	Unity Software Inc.
Our Operate Solutions offer customers the ability to grow and engage their user bases, and to run and monetize their content—from 2D puzzle games to multiplayer, multi-platform games, or other 3D interactive content—irrespective of whether the content was created in Unity. Our monetization products, Unity Ads and Unity IAP (In-App Purchases), help developers to maximize the revenue potential of their content. We help our customers to maximize the lifetime value of their end users, while optimizing their end-user acquisition and operational costs. Our end-user engagement products, such as deltaDNA, provide developers with the capability to perform deep analytics to optimize end-user engagement and behavior. Finally, we also offer solutions to simplify the delivery of content and provide back-end management, such as Multiplay for multiplayer hosting in games, or Vivox to enable player-to-player communications in games.
Our Competitive Strengths
We believe that we have a number of competitive strengths that will enable our market leadership to grow. Our competitive strengths include:
Our Platform
Our core competitive strength is the breadth and depth of our platform. We offer a comprehensive set of solutions to create, run and monetize real-time 3D games and applications. Creators can onboard through any of our solutions and leverage our platform to serve their needs at every stage of growth. To help our creators succeed, we provide access to comprehensive learning resources and guided onboarding to our extensive community. As a result of the strength of our platform, in the fourth quarter of 2020, we had, on average, approximately 2.7 billion monthly active end users who consumed content created or operated with our solutions on over 20 platforms, up 63% from a year earlier. We saw an average of more than 13,000 new projects each day in 2020.
Market Leadership in Game Development with Industry-Leading Brand
We are the market leader for the creation of all types of video games, ranging from games developed by the largest global publishers, including AAA studios, to games developed by mid-sized, small and independent developers and freelancers. We estimate that in the fourth quarter of 2020, 71% of the top 1,000 mobile games were made with Unity. Ninety-four of the top 100 game development studios by global revenue in 2020 were Unity customers. We see significant opportunities for expansion within these existing customers through increased Create Solutions subscriptions and additional adoption of our Operate Solutions. Games developed on the Unity platform record an average of over eight billion hours of gameplay per month in the year ended December 31, 2020. Many of the most successful games across the globe were developed using Unity.
We believe that the Unity brand is synonymous with real-time 3D game development. The brand recognition we have achieved with creators in gaming is also helping to drive adoption of Unity in industries such as architecture, engineering, construction, automotive, transportation, manufacturing, film, television, and retail.
Relentless Focus on Innovation, Talent, and Research and Development
Our market-leading position and reputation for innovation support our ability to recruit highly talented software engineers and developers. We invest in both the improvement of our existing products, as well as in research that we believe will lead to the development of important new products to expand and enhance our platform. As an example, our recently developed Unity Simulation product started as a research project. We believe it will drive future applications of real-time 3D in many new use cases, including autonomous driving, robotics, industrial automation, and virtual reality-based education and training.

Table of Contents	Unity Software Inc.
Additionally, although the significant majority of our revenue growth has been organic, we have completed over a dozen acquisitions to date. Acquisitions have primarily included smaller teams with specific product expertise. Our Applifier, deltaDNA, Finger Food, Multiplay, and Vivox acquisitions brought greater functionality into our platform, added key innovation talent to our team and furthered our goal of being the one-stop integrated platform for all creator needs. We plan to continue to leverage both in-house innovation and acquired talent and technology to continue to grow our solutions portfolio.
Extensive Data Footprint and Sophisticated Analytics
Our scale affords us access to a vast amount of end-user engagement and platform performance data. We continuously capture and analyze valuable end-user behavior and application performance data from in-app events across more than 20 different platforms as end-users interact with games and applications made with Unity. This data and analytics capability allows us to optimize content performance, end-user acquisition and engagement and monetization based on predicted lifetime values of our customers’ end-users, driving value for both our customers as well as their end-users.
The Unity Creator Community
Unity has a very large, active global community of real-time 3D creators, with approximately 1.4 million monthly active creators that developed, on average, over 8,000 games and applications per month in the year ended December 31, 2020. We have a highly engaged base of creators, with users of our Unity Pro product spending an average of 5.2 hours per day actively using our platform in the year ended December 31, 2020. The scale of our creator community provides us with a significant competitive advantage, and by incentivizing third-party platforms to strategically partner and integrate with us, we are able to further expand our community. Third-party platforms partner with Unity to make it easy for our creators to deploy content onto their platforms. These partnerships help us to maximize audience-reach for our customers and retain our platform’s position as the leading hub for real-time 3D content creation.
The Unity creator community has grown rapidly. We maintain a common forum for creators of all types to collaborate on content and learn from each other. Further, we invest significant resources to enable the community’s success by hosting Unite conferences on multiple continents on a regular basis. These events bring together Unity creators, experts and industry leaders to unlock the full creative potential of our platform.
In addition, within our creator base are a large number of students and independent learners, including those enrolled in high school and university classes. We invest in providing student and school licenses as well as developing curriculum components, Unity-specific portions of academic programs and learning content to ensure students can learn and train on our software. With this knowledge and continuing education, students prepare for, and excel in, careers using real-time 3D and Unity.
Our Solutions
Our products and services help creators to develop, run and monetize interactive, real-time 2D and 3D content. We make real-time creation accessible to all—from students, enthusiasts and individuals to large game publishers and Fortune and Global 500 companies. Our platform has two distinct, but connected sets of solutions: Create Solutions and Operate Solutions.
Create Solutions
Unity’s Create Solutions offer developers, artists, designers, engineers and architects the tools that they need to create immersive and interactive experiences. Central to our Create Solutions is a robust software development engine that comprises a suite of technologies, accessible through the Unity editor user interface, including custom scripting tools, a high-definition render pipeline, graphics, animation and audio tools, navigation, networking and user interface tools. These solutions allow creators to easily create, edit and iterate interactive 2D or 3D content, in real-time.

Table of Contents	Unity Software Inc.
Our Create Solutions can also be augmented with additional functionality from Unity or from third parties. For example, the Unity Asset Store is a marketplace and scaled aggregator used by our customers to find software, content and tools that assist them in the creation of real-time interactive games and applications.
Operate Solutions
Unity’s Operate Solutions offer customers the ability to grow and engage their user bases, and to run and monetize their content. Our solutions collectively empower our customers to maximize the lifetime value of end-users, while optimizing the cost of acquiring and engaging end-users, and of operating and hosting their applications.
The majority of our Operate Solutions products can support any content, regardless of whether or not the content was created using our Create Solutions. However, Operate Solutions are easier to implement and more impactful when used together with our Create Solutions. For content created with our Create Solutions, many of our Operate Solutions can be accessed from within the editor, enabling design and development that is optimized from day one for user monetization and engagement, and for operations efficiency.
Our Products
We offer a comprehensive content development and operations platform, composed of our Create Solutions and our Operate Solutions that together provide a full set of products to support the scale and performance requirements of immersive, interactive, real-time 3D content.
Create Solutions
The foundation of our Create Solutions is a robust software development engine that comprises a suite of technologies, configurable through the Unity editor user interface, including custom scripting tools, a high-definition render pipeline, graphics, animation and audio tools, navigation, networking and user interface tools. The editor is accessible on Windows, Mac and Linux operating systems and enables creators to drag and drop content, such as images, textures, 3D meshes and sounds, into a virtual workspace. From there, creators can configure content and compose it into scenes of objects, such as three-dimensional characters, buildings, automobiles or landscapes.
A large variety of components can be added to the objects to make content dynamic and interactive. Unity physics is an example of a component, which, when added to an object in our editor, causes the object to behave as it would in the real world, subject to the forces of friction and gravity. Other components may add animation, photo-realistic textures or movement to the object.
Once the creation of a game or other application is completed in the editor and the creator wants to deploy content, our platform compiles all of the application’s components around the Unity runtime. The Unity runtime is a critical part of a Unity application that allows content created on our platform to be interactively rendered in real-time on end-user devices. Content created in our editor can be easily deployed to over 20 platforms using our runtime, limiting the need for creators to invest in proprietary development technology around each and every platform.
Our Create Solutions allow creators to easily develop, edit and iterate interactive 2D and 3D content, in real-time. We offer our customers tiered subscription plans designed to meet the needs of different types of customers:
•Unity Pro: designed for customers with over $200,000 in annual revenue or funding, provides access to our engine with additional benefits, such as prioritized customer support, collaboration tools, and the option to purchase professional services, additional support, and licenses to our source code.
•Unity Enterprise: designed for larger teams, provides custom solutions at scale with flexibility to adapt to the needs of businesses. Unity Enterprise is designed for our larger customers in gaming and other industries and provides a suite of solutions that includes Unity Pro, PiXYZ data optimization plug-in, HMI toolkit, and an immersive design collaboration toolkit.

Table of Contents	Unity Software Inc.
•Unity Plus: provides mid-sized, small and independent customers access to our platform with analytics and diagnostics tools and other services. Additional training resources are included to accelerate adoption and to give creators of all experience levels advanced and up-to-date support.
•Unity Personal: Our free solution caters to creators with less than $100,000 in revenue or funding in the last 12 months and is ideal for new real-time 3D developers. Unity Personal serves as a valuable on-ramp to our other price tiers and products.
•Unity Student: our free offering for verified students that provides access to our engine and additional learning tools.
Our Create Solutions also include our Assisted Artistry tools, including ArtEngine and Granite, which use machine-learning algorithms to accelerate material creation and editing.
•ArtEngine: our powerful 3D content creation tool that uses AI to help create ultra-realistic digital artwork. ArtEngine removes the burden of minutiae involved in material creation work—such as photoconversion to physically based rendered materials, resolution enhancement, deblur, seam removal, unwarping, and color matching—helping artists focus on value-added parts of the creative workflow.
•Granite: provides an advanced texture system for content. By automatically loading and managing texture tiles, Granite is able to handle large amounts of texture data while using less memory, significantly reducing loading time for larger, detailed virtual worlds.
We have introduced and will continue to develop Create Solutions that are specifically focused on industries beyond gaming, such as Unity Reflect and Unity Forma, and emerging augmented and virtual reality platforms, like Unity MARS.
•Unity Reflect: enables creators in architecture, engineering, and construction to seamlessly transfer building information modeling, or BIM, data into Unity to create real-time 3D experiences across multiple platforms, including augmented and virtual reality. Released in late 2019, Reflect allows multiple designers and building engineers working on different systems to bring their data sets into one Reflect project, while maintaining a live connection to original design models. This functionality enables augmented and virtual reality and iOS, PC, and Mac viewers to review live-linked models in real-time. Reflect is accessible to any designer, including those not familiar with developing on our platform.
•Unity MARS: gives creators professional-grade workflows for augmented and virtual reality development. Unity MARS brings environment and sensor data into the creative process, enabling creators to build applications that are context-aware and responsive to physical space. Creators are able to build, prototype and visualize data-oriented applications in real-time without leaving the Unity editor.
•Unity Forma: offers creators a product configuration toolkit with the high fidelity of Unity’s real-time 3D interactivity and rendering power. Creators are empowered to fast-track the creation of visually appealing digital marketing experiences for use cases across industries such as automotive, retail, and others. These experiences, or configurators, can be distributed to a wide audience through the significant and varied platform compatibility of the Unity runtime.
Operate Solutions
Our Operate Solutions offer customers the ability to grow and engage their end-users, and to run and monetize their content, optimizing end-user acquisition and operational costs while increasing the lifetime value of their end-users.

Table of Contents	Unity Software Inc.
User Acquisition and Monetization
Many of our customers create games and applications with the purpose of building a profitable business. This requires both the acquisition of end-users at a reasonable cost and the monetization of these end-users as they engage over time with the content.
Our user acquisition products enable advertisers to efficiently acquire new end-users at scale. They operate within our monetization ecosystem, which reached over 2.6 billion monthly active end users as of December 31, 2020, making it one of the largest global user bases for advertisers. Our focus and strength are in pay-for-performance end-user acquisition, where advertisers pay us based on a tangible outcome or set goal, such as an install, rather than on a cost per impression basis. As a result, a large number of our advertisers have open spending limits with us as they can clearly measure the positive return on their spend.
•Personalized Advertising: an end-user acquisition product that uses machine learning combined with our deep player and game data to drive end-user installs at scale. Advertisers can define campaigns based on several parameters:
•Reach: advertisers define the amount they are willing to pay for each install. Our algorithm maximizes reach and identifies the audience with the highest propensity to install.
•Retention: our algorithms dynamically adjust the cost per install based on the likelihood of customer retention over 7-day, 14-day and other retention periods. This minimizes the risk that our customer will spend to acquire end-users that are unlikely to yield attractive returns, including those that churn almost immediately.
•Desired Return on Ad Spend (ROAS): our algorithms dynamically adjust the cost per install based on a combination of the ROAS target set by the advertiser and the predicted lifetime value of an end-user.
•Contextual Advertising: a product designed for cases in which our customers or their end-users opt-out of personalization within apps. With the depth and breadth of our in-game data, we can deliver highly relevant advertising while respecting stricter privacy elections.
Our monetization products generate revenue for our customers in two primary ways. First, we provide in-app advertising technology that connects our customers to a broad range of advertisers is powered by our Unified Auction. Second, we provide micro-transaction capabilities that enable revenue through in-app purchases, or IAP.
•Unity Ads: enables developers to seek the highest value for each impression of their inventory, through our Unified Auction, from a broad range of advertisers including direct Unity customers as well as demand side platforms, or DSPs. Each time an event is triggered within our customer’s application, our auction determines the best advertisement to show the end user. Customers can access Unity Ads through a software development kit that enables ad delivery, rendering, and transactions.
•Unity IAP: allows for the sale of virtual goods within free or paid games on all major platforms by enabling creators to create once and connect to all major platform stores (for example the Google Play Store and the Apple App Store), utilizing a convenient single integration.

Table of Contents	Unity Software Inc.
End-User Engagement
Beyond user acquisition and monetization, one of the biggest challenges for our customers is end-user churn. Retention and content consumption rates are significantly higher for those that build and continuously strengthen relationships with their end-users. Our deep insights powered by machine learning and our sophisticated customer relationship management tools empower our customers to create, optimize and deliver personalized experiences for their end-users, increasing customer retention and engagement rates and resulting in higher end-user lifetime value (LTV).
•deltaDNA: a portfolio of services our customers use to understand behaviors of end-users within their game and to take action to improve user experiences. These services include:
•In-depth, high fidelity analytics tools used to understand end-user behavior and drive insights.
•Predictive tools that automatically promote actions that will improve LTV through personalization of content and monetization strategies. One such example is the determination of whether to show an in-app purchase promotion versus advertising content depending on an individual end-user’s preferences.
•Machine-learning driven capabilities that predict the likelihood of player churn or an in-app purchase. With this information, our customers can further personalize content and run campaigns to retain these players at scale.
•A Dynamic Ad Placement tool that optimizes ad placement across as many unique surface points as the developer chooses to integrate. Our machine-learning driven algorithms connect customer data with rich content selection and our ad monetization models to maximize both retention and revenue for higher end-user LTV.
•GameTune: a machine learning solution that provides data science as a service. This gives customers the ability to optimize end-user engagement based on a combination of game elements, such as game progression speed, in-app purchase bundles and difficulty settings.
Cloud Operations
Developers face technical challenges and unpredictable costs as they launch and run multiplayer, multi-platform games and applications across mobile, PC and console platforms and game genres. Delays and downtimes are detrimental to our customers, who therefore place a high value on reliable solutions with predictable cost structures. Our Multiplay, Vivox, Cloud Content Delivery, Build Server, and Simulation products focus on delivering real-time content and on optimizing the end-user experience.
•Multiplay: a dynamic orchestration service that optimizes performance and cost by choosing the best hosting solution in real-time, leveraging the leading third-party cloud service providers as well as co-located data centers. This bypasses the complexity of creating and operating back-end technology and infrastructure, reducing the time and resources required to launch and operate real-time multiplayer games at scale.
•Vivox: a hosted voice and text service that enables end-users to communicate with each other within real-time games and applications, and across multiple platforms, including iOS, Android, Windows, Mac, and consoles. It features 3D positional audio that enables life-like communications within a 3D world. We also offer optional enterprise-level support that includes dedicated servers, integration support teams, virtually unlimited scale and 24/7 operations support. Vivox enables the social aspect of games and drives greater player immersion and higher engagement.
•Cloud Content Delivery: a service optimizing the delivery of content to end-user devices, enabling applications to be smaller and therefore accessible across a larger range of devices, increasing distribution opportunities for our creators.

Table of Contents	Unity Software Inc.
•Build Server: a solution to offload Unity project builds to network hardware, providing centralized, stable and reliable environments for building distributed development projects, while driving higher project quality and avoiding costly downtime.
•Furioos: cloud-based streaming technology that makes it easy to share complex, interactive 3D applications on web browsers and embed them onto websites.
•Simulation: a suite of products that harnesses the power of cloud computing to run millions of simulations to test, train, and validate projects at scale.
•GameSim: a cloud-based gameplay simulation service for game creators. GameSim is used during production or pre-launch of a game in order to test and ensure the quality and performance of the game and to test live game operations as well as optimize and balance game challenges versus rewards.
•Unity Simulation: a cloud-based simulation tool for creators in other industries. Unity Simulation can be used at any point in the development process to test multiple complex scenarios and validate concepts without any up-front hardware investment. While the product is primarily focused on automotive and robotics industries, the product can be used for any project, prototype, or concept created in Unity.
Our Customers
Our globally diverse customers range from the largest global enterprises, to mid-market companies, to government and non-profit institutions, to mid-sized, small and independent businesses and individuals. As of December 31, 2020, we had 793 customers with over $100,000 in trailing 12-month revenue, who together represented the substantial majority of our revenue.
We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. For example, one of our large enterprise customers is Zynga. We consider all Unity subscriptions and services purchased by Zynga-owned studios to be purchased by Zynga as a single customer.
For each of the three years in the period ended December 31, 2020, 2019, and 2018, 36%, 34%, and 32% of our revenue was generated by customers in EMEA, respectively. For each of the three years in the period ended December 31, 2020, 2019, and 2018, 34%, 33%, and 33% of our revenue was generated by customers in Asia-Pacific, respectively. For each of the three years in the period ended December 31, 2020, 2019, and 2018, 30%, 33%, and 35% of our revenue was generated by customers in the Americas, respectively. No one customer accounted for more than 10% of our revenue in the years ended December 31, 2020, 2019, and 2018.
Sales and Marketing
Our go-to-market approach is driven by the strength of our brand, organic creator demand, targeted account-based marketing and a solutions-oriented sales process. We execute a multi-channel model that enables a targeted and cost-effective approach. We combine a web-based system for smaller customers with direct sales efforts for acquiring and expanding product and service penetration within small and medium-sized businesses and enterprise customers. This strategy is supported by a highly effective customer and community support ecosystem and by education programs.
Direct Sales
We use our global direct sales force to acquire new medium to enterprise-sized customers and increase adoption of products and services within these customers. Our enterprise sales, customer success and field engineering teams have deep domain expertise in the industries they serve.

Table of Contents	Unity Software Inc.
We also deploy technical professionals in our Worldwide Professional Services group who help our customers to complete the development of content made with Unity and facilitate the process of deploying real-time 3D in both gaming and other industries.
For mid-sized, small and independent companies, we leverage a lower-cost inside sales team and an indirect value-added reseller network to cost-effectively reach these customers.
In addition to a globally distributed direct sales force, our sales and marketing strategies include solutions engineering, lead generation campaigns, webinars and cooperative marketing efforts with our strategic partners.
Our global Unite conferences serve as a celebration of Unity creators, providing them with the opportunity to brainstorm with Unity experts and industry leaders and to get a sneak peek at what Unity will bring creators in the future. Our developer centric conferences are curated events, typically online and in person, dedicated to ensuring the Unity developer community has access to expertise that can help creators make the most of Unity.
Digital Channel
We reach independent creators and mid-sized, small and independent studios through our self-service web-based channel. We deploy a range of marketing strategies and tactics to drive initial awareness, adoption and retention. These include online evangelism, our Made with Unity sub-brand and learning programs for enthusiasts and students.
New creators often start by using our free Unity Personal or Unity Student plans. We encourage continued creator engagement by providing free resources, such as creator education, Asset Store access, and enrollment into our network of Unity creators. Customers do not need to upgrade to a paid plan until they reach $100,000 in annual revenue or funding. For our Operate Solutions, we enable customers to easily get started by providing a self-service platform for our monetization solutions and free use of our Vivox product for up to 5,000 concurrent users. The majority of our Operate Solutions customers are on boarded through our self-serve platform and require minimal upfront investment to get started.
Many of our free users become champions for Unity, creating word-of-mouth advertising for our products and services. As creators engage more deeply with Unity, they often upgrade to paid plans via our website or sales teams. We support this upgrade path through targeted marketing campaigns and in-product prompts highlighting the added benefits and features of our paid plans. The significant majority of Unity’s monthly active creators are free users, and we see this as an opportunity for future growth.
Customer and Community Support
We believe that highly responsive and effective support and education are an extension of our brand and are core to building and maintaining creator loyalty and trust.
Our community support team assists creators using both the free and paid versions of our Create Solutions to drive adoption, subscription renewal and free-to-paid conversion. Additionally, our customer experience team receives and quantifies feedback from brands, agencies and studios using Unity at scale. This focus on responsiveness and personal touch helps us improve customer satisfaction and identify high-value opportunities for product improvements.
We tier our support levels based on customer size. Creators using our free solutions have access to chat, email and web-based community resources, while paid customers have access to additional levels of higher-touch support. Our community resources serve as the foundation for all of our levels of support, giving creators the opportunity to discuss challenges and solutions with experienced Unity creators and interact with our expert support team via:
•Forums: the central hub of our community discussions. Creators can voice their opinions, show what they are working on and ask for advice.

Table of Contents	Unity Software Inc.
•Answers: our self-service repository for all solutions relating to common questions on product and workflows.
•Documentation: available from within the product, our documentation, which is translated into four languages, covers how to use every component in Unity.
Our customer success team supports our large customers through every step of their journey with Unity. This starts with onboarding and sharing of best practices, as well as product education, and continues with support for renewals and introductions to additional Unity products and solutions. We have teams dedicated to provide specialized support for each of our products.
Our educational offerings include a range of free, web-based classes and tutorials on how to use, administer, optimize and customize Unity. We also offer in-person training through our developer relations program and at our Unity-hosted community events. Our Unite conferences and participation in various developer-centric conferences provide creators with tangible skills to launch, market, and monetize successful games and applications.
Our Strategic Relationships
We have a robust and diverse partner ecosystem that includes leading hardware, operating system, device, game console, and other technology providers. Our partners benefit from their relationship with us through growth in engagement of our customers with their ecosystem.
Our partner ecosystem is critical to our create once and deploy anywhere value proposition to our customers and is an important part of our go-to-market strategy. Partners also serve as a source of brand awareness and sales leads in new industries, and help to accelerate our sales cycles through co-marketing programs.
Research and Development
Our engineering and product teams and culture are customer-oriented and work alongside customers to deliver high value, high quality features and functionality across the numerous devices and platforms we support. We deliver these features through frequent updates to our Create and Operate Solutions that align with each type and version of platform, including updates to mobile, PC, virtual reality platforms, and more.
Our research and development efforts are distributed around the world and focus on a number of areas including, but not limited to, our core engine, Operate Solutions, vertical solutions, and AI and simulation tools. Combined with our support for numerous platforms, we have also developed significant expertise in build, test and deployment tools, technologies and automation, for both traditional, native-code, monolithic repositories as well as package-based, cloud hosted packages. These tools enable us to work independently and efficiently and maintain a rapid sustained pace of innovation.
Over the last two years, we have invested more than $650.0 million in research and development to build our platform. We had 2,236 employees involved in research and development and related activities as of December 31, 2020, which accounted for 56% of our total headcount.
Competition
We primarily compete with other content development tools and monetization services. Most of these competitors offer point solutions which represent a subset of the offerings on our platform:
•Create Solutions: We primarily compete against proprietary game engines built in-house by large game studios, as well as Cocos2d-x (Chukong Technologies) and Unreal Engine (Epic Games), which offer game development tools primarily serving the PC games and mobile games sectors, and, in the case of Unreal Engine (Epic Games), industries beyond gaming. Outside of gaming, we also compete with other development platforms that offer 2D and 3D design products.

Table of Contents	Unity Software Inc.
•Operate Solutions: With respect to our Operate Solutions, we operate in a fragmented ecosystem composed of select divisions of large, well-established companies as well as privately held companies. The large companies in our ecosystem may play multiple different roles given the breadth of their business. Examples of these large companies are Amazon, Facebook, Google, Microsoft, and Tencent. Most of these companies are also our partners and customers.
We believe that the principal competitive factors in our market are:
•cross-platform deployability;
•the pace and quality of new product innovation;
•product capabilities, including flexibility, scalability, performance, security, and reliability;
•integration with existing platforms;
•high-quality customer support, training, and services;
•brand recognition and reputation;
•return on investment of sales and marketing efforts;
•volume and leverage of user data and analytics;
•price and affordability of our solutions and customer economics;
•ease of use of products; and
•ability to expand to adjacent industries.
We believe we compete favorably with respect to these factors.
Technology Infrastructure and Operations
We have built our technology infrastructure using a distributed and scalable architecture on a global scale. We designed our technology platform with multiple layers of redundancy to guard against data loss and to deliver high availability and low latency. Incremental backups are performed twice a day and full backups are performed daily. Backups are preserved for a time period directly proportional to the criticality of the data.
Redundant copies of content are stored in several geographically separate regions and are replicated within each region. Data is transmitted in encrypted form. We mainly use Google Cloud Platform as our processing and delivery cloud infrastructure but also have some services with other cloud infrastructure providers and some with special hardware/security requirements running on our own, private data center. With respect to the Google Cloud Platform, we are party to a cloud service agreement with Google, pursuant to which we are committed to spend an aggregate of $210.5 million between April 2018 and April 2024. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Either we or Google may terminate the agreement if the other party is in material breach and fails to cure the breach within 30 days after receiving written notice. We expect to meet our remaining commitment under this agreement.
We have built a service operations infrastructure with automated, 24x7 telemetry, supported by a team to help ensure that any issues that arise with our services are addressed as quickly as possible.
Security, Privacy, and Data Protection
At Unity we understand that creative assets, performance and user data are critical to our customers’ businesses. We devote considerable resources to our security program, regularly testing the security of user assets utilized by our services, and developing easy-to-use features that content creators can leverage to enhance the security of their creative products.

Table of Contents	Unity Software Inc.
Security
Our team of security practitioners, working in partnership with peers across our company, works to identify and mitigate risks, assess our security measures against industry standards and best practices, and continue to evaluate ways to improve. We focus on four core components: Application Security, Infrastructure Security, Incident Response, and Governance and Compliance. In addition to these core components, we drive a program of Responsible Disclosure to engage and gain support of the research community to identify advanced issues for remediation. Our security program is focused on expanding our documentation and audit functions in order to ready us for industry certifications that will be important for our growth in industrial and government markets.
Privacy and Data Protection
The privacy of developers and application users and protection of the data in our ecosystem are important to Unity’s continued growth and success. We maintain a dedicated privacy team that leads a group of employees, federated throughout the organization, who serve in roles responsible for data governance and management within product groups and functional areas. We conduct privacy impact assessments and data protection impact assessments, conduct product and feature reviews, maintain a reasonably exhaustive list of data collected and processed, and provide support for data protection and privacy-related requests. Our privacy team reports progress on the program and its functions quarterly to a team of executives charged with data governance oversight, and conducts regular privacy-related training. Additionally, our Data Protection Officer periodically updates the audit committee of our board of directors on changes in laws and Unity’s compliance activities.
We are committed to complying with, and helping our customers comply with, data protection laws globally. We monitor guidance from industry and regulatory bodies, meet with regulators and update our product features and contractual commitments when necessary to meet new or evolving privacy legal requirements.
We maintain a privacy policy that describes how Unity collects, uses and discloses information, and what choices organizations and users have.
Intellectual Property
We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other legal and contractual rights to establish and protect our proprietary rights.
As of December 31, 2020, we had 47 issued patents in the United States that expire between 2032 and 2038, 12 issued patents in non-U.S. jurisdictions, and 93 patent applications (including 26 provisional applications and four active PCT applications) pending in the United States and globally. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole.
We have trademark rights in our name and other brand indicia and have trademark registrations for select marks in the United States and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.unity.com and similar variations.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.

Table of Contents	Unity Software Inc.
Human Capital Management
Our Employees
As of December 31, 2020, we had a total of 4,001 full-time employees, across 45 offices in 18 countries. We also engage contractors and consultants. We had 2,042 employees in technical roles, which accounted for 51% of our total headcount. In addition, our geographic diversification enhances our ability to retain and attract talent, and as of December 31, 2020, approximately 66% of our full-time employees were located outside of the United States.
Employee engagement and company pride is strong. Based on our recent employee engagement survey, we have an employee engagement score of 84%, which is 11 percentage points higher than our benchmark comparative firms, and 95% of our employees said that they would recommend Unity as a great place to work.
We believe the strength of our culture, fueled by our commitment to our values, inclusion, and social impact, makes Unity an exceptional place for top talent to work and grow.
Our Values and Commitment to Inclusion
The Unity Values capture what we represent and form the foundation of our company culture. They have a material impact on how we do our jobs and how we treat each other every day. They also guide us in making the right decisions for our customers, partners and creators. Our values are: Users First, Best Ideas Win, In It Together, and Go Bold.
Users First: We put users first, they are the reason we do what we do. Our shared dedication to our customers holds us together, defines and aligns our work and drives us to deliver for them.
Best Ideas Win: We believe great ideas can come from anywhere. We have vigorous debates, we listen and learn, and we make sure the best ideas win. We care enough to go through the pain of messy conversations.
In It Together: We are Citizens of Unity. We act like owners. We’re activists; we have a voice and use it. We’re direct and candid, with good intent. We deeply collaborate towards shared goals and respect each other’s unique contributions.
Go Bold: We do bold things. We go big and when we fail, we learn, get better and go big again. We challenge and elevate each other beyond our limits to do what may seem impossible. We stay curious and hungry.
We live out these values through our global framework for Inclusion, which centers on three principles: Empathy, Respect, and Opportunity. Empathy fuels connection, respect builds trust, and opportunity empowers employees. These principles cascade throughout our company and encourage us all to meet each other where we are and celebrate our differences.
Empathy is the ability to recognize and validate the perspectives and experiences of others, even without connecting yourself to those experiences. It’s about listening to understand—not to respond.
Respect is rooting your efforts in empathy, by taking every-day actions that acknowledge individual experiences and perspectives.
Opportunity is demonstrating respect for the knowledge and experience of others by empowering them to contribute, create or lead based on that knowledge and experience.
We invest in our culture in many ways, including a Unity Leadership Program run by senior leaders, frequent Town Hall meetings, executive roundtables, manager and employee development opportunities, and a global Workplace Experience team dedicated to curating local cultural events including yoga, meditation, coffee talks, and game nights.

Table of Contents	Unity Software Inc.
Unity’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce. In response to COVID-19, we have enhanced the ways we help our employees care for themselves and their families through expanded mental health benefits and support for remote working. We are continuing to build on our inclusive benefit offerings and programs, led by our Inclusion and Global Benefits teams.
Our Commitment to Social Impact
We love creators—those bold enough to create what is in their imagination to change the world. Creators are change makers and Unity is their platform for change. Since our founding, we have focused on empowering our creators and employees to make the world a better place.
In October 2020, Unity launched Unity Social Impact, a division of the business aimed at empowering employees and creators of all backgrounds to foster a more inclusive, sustainable world. Unity Social Impact consists of three pillars: Education and Economic Opportunity for All, Sustainability, and Health and Well-being. The announcement of the new division was underpinned by the establishment of the Unity Charitable Fund, a program that provides the financial mechanism to bring the goals of Social Impact division to life. Created in partnership with Tides Foundation, the Unity Charitable Fund includes 750,000 shares of Unity common stock.
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. Refer to “Item 1A. Risk Factors” for a discussion of these potential impacts.
Corporate Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission (“SEC”) maintains a website at https://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Forms 10-K, Forms 10-Q, and Forms 8-K, may be obtained, free of charge, electronically through our investor relations website at https://investors.unity.com/ as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC.

Table of Contents	Unity Software Inc.
Item 1A. Risk Factors
Risks Related to Our Business, Operations, and Industry
We have a history of losses and may not achieve or sustain profitability in the future.
We have experienced net losses in each period since inception. We incurred net losses of $282.3 million, $163.2 million, and $131.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, which included $134.6 million, $44.5 million, and $20.9 million, respectively, of stock-based compensation expense. As of December 31, 2020, we had an accumulated deficit of $797.5 million. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods, and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. In particular, we intend to continue to make significant investments to grow our business in such areas as:
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
•our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
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
Whether our customers renew or expand their subscriptions with us or continue using our platform depends on a number of factors, including the cost, performance and perceived value associated with our platform, including their perception of our continued development of features important to them, the business strength or weakness of our customers, the success of our customers’ games and their ability to monetize, the effects of global economic conditions, the entry and success of competitive products and the other risk factors included in this Annual Report on Form 10‑K.
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
We derived 61%, 54%, and 48% of our revenue in the years ended December 31, 2020, 2019, and 2018, respectively, from our Operate Solutions. A majority of our Operate Solutions revenue is currently generated under a revenue-share model. The remainder of our Operate Solutions revenue is generated primarily as usage-based revenue for various cloud-based products. We must continually add new features and functionality to our Operate Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Operate Solutions, our business and results of operations would be adversely affected.
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
In addition, our customers rely on us to attract a broad range of advertisers to our platform to generate demand for their impressions through our Unified Auction. If we are unable to also serve the needs of advertisers, they may reduce their usage of our solutions and, because the advertising market is competitive, they may shift their business to other advertising solutions which could adversely affect our revenue. The usage-based revenue for our Operate Solutions comes from our deltaDNA, Multiplay, and Vivox products. Our revenue from these products varies depending on the number of end users of these products or a customer’s hosting needs. A significant portion of the revenue generated from certain of these products in a given period can be driven by usage by customers with large numbers of end users or high volume hosting requirements. If our customers experience a decline in the rate at which end users play their games, or if we are not able to replace customers who decrease or cease their usage of our solution with new customers with similar usage, our business may suffer.

Table of Contents	Unity Software Inc.
Operating system platform providers or application stores may change terms of service, policies or technical requirements to require us or our customers to change data collection and privacy practices, business models, operations, practices, advertising activities or application content, which could adversely impact our business.
We and our customers are subject to the standard policies and terms of service of the operating system platforms on which we create, run and monetize applications and content, as well as policies and terms of service of the various application stores that make applications and content available to end users. These policies and terms of service govern the promotion, distribution, content, technical requirements, and operation generally of applications and content on such platforms and stores. Each of these platforms and stores has broad discretion to change and interpret its terms of service and policies with respect to us, our customers and other creators, and those changes may be unfavorable to us or our customers’ use of our platform. An operating system platform or application store may also change its fee structure, add fees associated with access to and use of its platform, alter how customers are able to advertise on their platform, change how the personal or other information of its users is made available to application developers on their platform, limit the use of personal information for advertising purposes or restrict how end users can share information on their platform or across other platforms.
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers collect, use and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Operate Solutions as well as our resource planning and feature development planning for our software. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. In June 2020, Apple announced plans to require applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. Apple implemented some of these changes beginning in fall 2020 and announced others to come (including end-user permission change) as early as spring 2021. The timing and manner in which these plans will continue to be implemented and the effect on our revenue are not yet clear, but we expect these changes to adversely affect our revenue from our monetization products and potentially other Operate Solutions, and such impact could be material. In addition, if customers have applications removed from these third-party platforms because of a change in platform guidelines that impact our code or practices, we could be exposed to legal risk and lose customers. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.
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
We rely on strategic partnerships and other strategic relationships with hardware, operating system, device, game console and other technology providers in order to be able to offer our customers the ability to deploy their content on a variety of third-party platforms. Strategic Partnerships and Other accounted for approximately 9%, 15%, and 19% for the years ended December 31, 2020, 2019, and 2018, respectively. If any of these third parties were to suspend, limit or cease their operations or otherwise terminate their relationships with us, our results of operations could be adversely affected. We have entered into separate agreements with each of our strategic partners. Our agreements with our strategic partners are non-exclusive and typically have multi-year terms. Our strategic partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Any loss of a strategic partnership or other strategic relationship could negatively affect the attractiveness of our platform to customers. In addition, we may have disagreements or disputes with these parties that could negatively impact or threaten our relationship with them. We cannot assure you that we will be successful in sourcing additional strategic partnerships or relationships or in retaining or extending our existing relationships with the parties with whom we currently have relationships. If we are unable to source additional strategic relationships or the parties with whom we currently have strategic relationships were to terminate their relationship with us, our revenue could decline and our business could be adversely affected.
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
With respect to our Create Solutions, we primarily compete against proprietary game engines built in-house by large game studios, as well as Cocos2d-x (Chukong Technologies) and Unreal Engine (Epic Games), which offer game development tools primarily serving the PC games and mobile games sectors, and, in the case of Unreal Engine (Epic Games), industries beyond gaming. Outside of gaming, we also compete with other development platforms that offer 2D and 3D design products.
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
Our revenue was $772.4 million, $541.8 million, and $380.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, our employee headcount was 4,001 full-time employees as of December 31, 2020, an increase from 2,715 full-time employees as of December 31, 2019, and our number of customers contributing more than $100,000 of trailing 12-month revenue was 793 as of December 31, 2020, an increase from 600 as of December 31, 2019. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. For example, even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on our ability to execute on our growth strategies.
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
Our gaming customers are not the end users of our solutions, but rather they use our platform and solutions to create and/or operate their games, which are ultimately sold or distributed to an end user. As a result, our success depends in part on the ability of our customers to market and sell games that are created or operated with our solutions. If our customers’ marketing efforts are unsuccessful or if our customers experience a decrease in demand for their games, sales of our Create Solutions and our Operate Solutions could be reduced. The gaming market is characterized by intense competition, rapid technological change, increased focus by regulators, and economic uncertainty and, as such, there is no guarantee that any of our customers’ games will gain any meaningful traction with end users. In addition, some of our newer products, like Multiplay and Vivox, are more reliant on certain customers. While our large and diverse customer portfolio has helped to reduce the fluctuations in our Operate Solutions revenue as a whole resulting from the success of customers’ games and the timing of game releases, we cannot assure you that the size and diversification of our customer portfolio will sufficiently mitigate this risk. If our customers fail to create or operate popular games using our platform, and we are not able to maintain a diversified portfolio of “winners and losers,” our results of operations may be adversely affected.

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
•amount and timing of non-cash expenses, including stock-based compensation, amortization of acquired intangibles and acquisition-related expenses;
•amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
The substantial majority of our revenue is currently derived from customers in the gaming industry, and we rely to a significant extent on the health of the gaming industry and the success of our customers’ games to maintain and increase our revenue. Accordingly, we are especially susceptible to market conditions and risks associated with the gaming industry, including the popularity, price and timing of release of games, changes in consumer demographics, the availability and popularity of other forms of entertainment, public tastes and preferences, and the increased focus of regulators, all of which are difficult to predict and are beyond our control.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
Acquisitions, strategic investments, partnerships, and alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, platform, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Although the significant majority of our revenue growth has been organic, we have completed over a dozen acquisitions since 2011, including deltaDNA, Multiplay and Vivox, to further our goal of providing a complete set of solutions for all creator needs. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, data, platform, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us or face cultural challenges integrating with our company, or if their software or technology is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. In addition, we have invested and may in the future invest in private companies and may not realize a return on our investments.
We could also face risks related to liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities, and litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties, and our efforts to limit such liabilities could be unsuccessful. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses, or the impairment of goodwill, any of which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.
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

Table of Contents	Unity Software Inc.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, and we may be unable to accurately forecast our revenue or financial results. Although we have and may continue to experience a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships, we have seen an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions. However, this increased demand for our Operate Solutions will likely moderate over time, particularly as a vaccine becomes widely available, and as shelter-in-place orders and other related measures and community practices evolve. Additionally, COVID-19 protocols and precautions reduced spending on events and facilities in 2020, which savings will likely not be repeated in future years causing our expenses to increase. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions or seek renegotiations of their contracts, and decrease advertising spend, any of which may result in decreased revenue for us. The COVID-19 pandemic has also resulted in a dramatic increase in unemployment that could result in end users having less discretionary income to spend on games, which could have a negative impact on the gaming industry. In addition, we may experience customer or strategic partner losses, including due to bankruptcy or our customers or strategic partners ceasing operations, which may result in an inability to collect receivables from these parties. A decline in revenue or the collectability of our receivables could harm our business.
In addition, in response to the COVID-19 pandemic, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no guarantee that we will be as effective while working remotely because our team is dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business. In addition, our facilities needs are evolving based on continuing changes and impact on work environments as a result of the COVID-19 pandemic, and we may not be able to alter our contractual commitments to accommodate such changes, which could cause us to incur additional costs or otherwise harm our business. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our platform.

Table of Contents	Unity Software Inc.
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
Our current operations are and will continue to be global in scope, creating a variety of operational challenges.
We currently have operations and customers across all major global markets. For each of the three years in the period ended December 31, 2020, 2019, and 2018, 36%, 34%, and 32% of our revenue was generated by customers in EMEA, respectively. For each of the three years in the period ended December 31, 2020, 2019, and 2018, 34%, 33%, and 33% of our revenue was generated by customers in Asia-Pacific, respectively. For each of the three years in the period ended December 31, 2020, 2019, and 2018, 30%, 33%, and 35% of our revenue was generated by customers in the Americas, respectively. We also have a sales presence in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. For example, we anticipate that we will need to establish relationships with new partners in order to grow in certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2020, approximately 66% of our full-time employees were located outside of the United States. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue growth opportunities, which will require significant dedication of management attention and financial resources.
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
•potential changes in laws, regulations and costs affecting our U.K. operations and local employees due to Brexit;

Table of Contents	Unity Software Inc.
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
If we invest substantial time and resources to grow our business in markets outside the U.S. and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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
We offer our solutions to customers globally and have operations in Denmark, Belgium, Canada, China, Colombia, Finland, France, Germany, Ireland, Israel, Japan, Lithuania, Singapore, South Korea, Spain, Sweden, and the United Kingdom. Although the majority of our cash generated from revenue is denominated in U.S. dollars, revenue generated and expenses incurred by our subsidiaries outside of the United States are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our non-U.S. subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results could be adversely affected by such fluctuations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10‑K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, the valuation of our stock-based compensation awards, including the determination of fair value of our common stock, accounting for business combinations and income taxes, among others. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
If we are unable to comply with our payment requirements, our lender may accelerate our obligations under our Credit Agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with any covenant it could result in an event of default under the agreement and our lender could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. As of December 31, 2020, there was no outstanding amount due under the Credit Agreement.
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
It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer base grows and our platform becomes more complex. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platform, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, significant cost of remedying these problems and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations, as well as our reputation, may be adversely affected. For example, due to heightened concerns about the regulatory environment with respect to privacy and security matters, our customers are increasingly requesting audit certifications, such as SOC 2, Type II, that we have not yet achieved. Failure to achieve these certifications may adversely impact our ability to grow our business at the pace that may be expected by our investors. Additionally, material interruptions to our service due to security-related incidents may expose us to regulatory fines in certain jurisdictions where we operate even in the absence of data loss.
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
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our products may be reduced, and we may incur significant liabilities.
Operating our business and platform involves the collection, storage and transmission of sensitive, proprietary and confidential information, including personal information of our personnel, customers and their end users, our proprietary and confidential information and the confidential information we collect from our partners, customers and creators.

Table of Contents	Unity Software Inc.
The security measures we take to protect this information may be breached as a result of cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing attacks, hacking and other efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Such incidents have become more prevalent in our industry in recent years. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely.
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
We rely on third parties to provide critical services that help us deliver our solutions and operate our business. In the course of providing their services, these third parties may support or operate critical business systems for us or store or process personal information and any of the same sensitive, proprietary and confidential information that we handle. These third party providers may not have adequate security measures and have experienced and could experience in the future security incidents that compromise the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third parties for the resulting liability we incur.
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. A security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our reputation and brand, reduce demand for our solutions, disrupt normal business operations, require us to incur material costs to investigate and remedy the incident and prevent recurrence, expose us to litigation, regulatory enforcement action, fines, penalties and damages and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, such as rights under our software licenses, and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Our inability to enforce our unique licensing structure, including financial eligibility tiers, and our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products, or injure our reputation.
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
We may in the future become subject to additional intellectual property disputes, and may become subject to liability as a result of these disputes. Our success depends, in part, on our ability to develop and commercialize our platform without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies, products, services or platform will not be found to infringe, misappropriate or otherwise violate the intellectual property rights of third parties. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. We have a number of issued patents. We have filed a number of additional U.S. and foreign patent applications but they may not issue. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our platform or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. Although we carry general liability insurance and patent infringement insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
We use open source software in our products, and we expect to continue to incorporate open source software in our services in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. Depending on the terms of certain of these licenses, we may be subject to certain requirements, including that we make source code available for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to change our products. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with certain open source software in a particular manner we could, under certain open source licenses, be required to release the source code of our proprietary software products. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products or take other remedial actions.
Risks Related to our Management, Brand, and Culture
We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, or the inability to attract and retain executives and employees we need to support our operations and growth, could harm our business.
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

Table of Contents	Unity Software Inc.
Risks Related to Laws, Regulations, and the Global Economy
We are subject to rapidly changing and increasingly stringent laws, contractual obligations, and industry standards relating to privacy, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
Our products, and particularly our Operate Solutions, rely on our ability to collect, use, and share information of customers, end users, and others. These activities are regulated by a variety of federal, state, local, and international privacy and data security laws and regulations, which have become increasingly stringent in recent years and continue to evolve. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offerings or to substantially modify our Operate Solutions in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our platform or reduced returns on our Operate Solutions.
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. While these laws vary, they generally require detailed notices about collection, usage, sharing, and storage of information; contractual requirements among businesses; privacy governance and documentation; data breach notifications; and a process to honor individuals’ data access, deletion, and correction requests. Among the most stringent of these laws is the General Data Protection Regulation, or GDPR, which went into effect in the European Union in May 2018 and has also been implemented in the United Kingdom. Companies that violate the GDPR can face private litigation, bans on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue.
Regulators, courts, and platforms have increasingly interpreted the GDPR and other data protection laws as requiring affirmative opt-in consent to use cookies and similar technologies for personalization, advertising, or analytics. A new regulation that has been proposed in the European Union, known as the ePrivacy Regulation, may further restrict the use of cookies and other online tracking technologies on which our products rely, as well as increase restrictions on online direct marketing. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our Operate Solutions business.
Transferring data across borders is becoming more difficult with increasing restrictions under foreign privacy laws. For example, the GDPR and other European data protection laws also generally prohibit the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers is implementation of the European Commission’s Standard Contractual Clauses. However, a July 2020 decision of the Court of Justice of the European Union called into question the ability of companies to use the Standard Contractual Clauses for purposes of data transfers from the European Union to the United States, and by implication, most other countries outside of Europe. There are few viable alternatives to the Standard Contractual Clauses, and the law in this area remains dynamic. Other countries where we operate around the world are similarly increasing restrictions on transferring data. Our efforts to comply with Europe’s and other countries’ cross-border data transfer restrictions may increase the cost and complexity of delivering our services and operating our business yet may not be successful. These restrictions may also increase our exposure to penalties and data processing bans, and reduce demand for our services from companies subject to these restrictions. Loss of our ability to import personal data from Europe and elsewhere may also require us to increase our data processing capabilities outside the United States at significant expense.

Table of Contents	Unity Software Inc.
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
States have also begun to introduce more comprehensive privacy legislation. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and emulates the GDPR’s requirements regarding privacy notices and honoring individuals’ requests to access or delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA created rules that may restrict the use of cookies and similar technologies for advertising purposes in a manner that could harm our advertising business, which relies on these technologies. Privacy requirements under California law will become more restrictive under the newly adopted California Privacy Rights Act, or CPRA, which is set to become effective in January 2023. Additionally, other states appear to be following California’s lead and are considering new, comprehensive privacy legislation that could also adversely affect our business.
There is also increasing focus at the state and federal level on use of specific categories of data that Unity may be deemed to collect from time to time. For example, the Biometric Information Privacy Act in Illinois, or BIPA, requires, among other things, informed consent and provides for statutory damages of up to $5,000 per consumer per violation for intentional violations. BIPA has been the subject of class action litigation and substantial settlements. Some of our products employ technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to these biometric privacy laws. As a result, these products may subject us or our customers to costly litigation, government enforcement action, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition.
There are emerging cases applying existing privacy laws in the United States, such as the federal and state wiretapping laws in novel and potentially deeply impactful ways that may affect our ability to offer certain products. The outcome of these cases could cause us to make changes to our products to avoid costly litigation, government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
Another area of increasing focus by regulators is children’s privacy. Enforcement of longstanding privacy laws, such as the Children’s Online Privacy Protection Act, or COPPA, has increased and that trend is expected to continue under the new generation of privacy laws, such as the GDPR, CCPA, and CPRA. We have been and are currently subject to claims related to the privacy of minors predicated on COPPA and other privacy laws, and we may in the future face claims under COPPA, the GDPR, the CCPA, the CPRA, or other laws relating to children’s privacy.
Apart from the requirements of privacy and data security laws, we have obligations relating to privacy and data security under our published policies and documentation, contracts and applicable industry standards. Although we endeavor to comply with these obligations, we may have failed to do so in the past and may be subject to allegations that we have failed to do so or have otherwise processed data improperly. For example, in 2019, we became aware of a research paper alleging that our software, including an older version of the Unity Editor, was inappropriately configured to collect hardware-based persistent identifiers, or MAC addresses. Although we did not use this information to measure behavior or track individuals as alleged by the researchers and we have disabled the configuration described in the paper, we could be subject to enforcement action or litigation alleging that this instance or our other data processing practices violate our contractual obligations, policies, federal or state laws prohibiting unfair or deceptive business practices or other privacy laws.

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
As also described in “Risk Factors—Operating system platform providers or application stores may change terms of service, policies or technical requirements to require us or our customers to change data collection and privacy practices, business models, operations, practices, advertising activities or application content, which could adversely impact our business,” the requirements imposed by rapidly changing privacy laws, platform providers and application stores could limit our ability to operate, harm our reputation, reduce demand for our products, and subject us to regulatory enforcement action, private litigation, and other liability. Such occurrences could adversely affect our business, financial condition and results of operations.
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
Adverse changes in the economic, legal, and political landscape in China could have an adverse effect on business conditions.
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

Table of Contents	Unity Software Inc.
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
In particular, PRC laws and regulations impose restrictions on foreign ownership of companies that engage in internet, market survey, cloud-based services and other related businesses from time to time. Specifically, foreign ownership of an internet content provider may not exceed 50% and the primary foreign investor of such provider must have a record of good performance and operating experience in managing internet content service. Accordingly, our ability to offer cloud-based services in China depends on our ability to implement and maintain structures that are acceptable under PRC laws. If any structure that we have implemented or may in the future implement is determined to be illegal or invalid, the relevant governmental authorities would have broad discretion in dealing with such violation, including revoking our business and operating licenses, requiring us to discontinue or restrict operations, restricting our rights to collect revenue, confiscating our income, requiring us to restructure our ownership structure or operations, imposing additional conditions or requirements with which we may not be able to comply or levying fines. Additionally, the structure that we have implemented or may in the future implement may not be as effective as direct ownership, and we may not be able to enforce our rights to exercise control over our business operation in China. Any of the foregoing could cause significant disruption to our business operations and may materially and adversely affect our business, financial condition and operating results.
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

Table of Contents	Unity Software Inc.
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
Although we have taken precautions to prevent our platform from being provided, deployed or used in violation of export control and sanctions laws, and are in the process of further enhancing our policies and procedures relating to export control and sanctions compliance, we have inadvertently provided products and services to some customers in apparent violation of U.S. export control and economic sanctions laws. In August 2020, we submitted to OFAC and to the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, initial notifications of voluntary self-disclosure concerning these apparent violations. In February 2021, we submitted to OFAC and BIS final notifications of voluntary self-disclosure concerning the same. We cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future. If we are found to be in violation of U.S. sanctions or export control regulations, it can result in significant fines or penalties and possible incarceration for responsible employees and managers, as well as reputational harm and loss of business.
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

Table of Contents	Unity Software Inc.
Our customers outside of the United States generated approximately 75%, 72%, and 70% of our revenue for the years ended December 31, 2020, 2019, and 2018, respectively, and our growth strategy includes further expanding our operations and customer base across all major global markets. However, any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential customers with global operations. Any decreased use of our platform or limitation on our ability to export or sell our products in major global markets would adversely affect our business, results of operations and growth prospects.
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

Table of Contents	Unity Software Inc.
Our ability to use our net operating losses and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of December 31, 2020, we had net operating loss, or NOL, carryforwards for U.S. federal, state, and foreign purposes of $322.2 million, $93.9 million, and $274.2 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2024. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We have determined that we did not experience an ownership change in connection with our initial public offering. However, we may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the California Governor signed into law the 2020 Budget Act which temporarily suspends the utilization of net operating losses and limits the utilization of research credits to $5.0 million annually for 2020, 2021 and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Any legal proceedings, claims against us, or other disputes could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
We are and may in the future become subject to legal proceedings and claims that arise from time to time, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or other disputes. We are currently involved in two related putative class-action lawsuits brought by end users of games that include our software and include allegations related to violations of privacy laws. We are also currently involved in a dispute with a San Francisco landlord relating to whether the premises conform to the requirements of the lease. In addition, in June 2019, a former senior-level employee brought a lawsuit against us in the San Francisco County Superior Court alleging claims arising under California law for retaliation, termination in violation of the California Fair Employment and Housing Act, failure to prevent discrimination and retaliation, wrongful termination, defamation and slander. This lawsuit included allegations related to alleged actions by our CEO, John Riccitiello. These allegations were reported in the media. We filed an answer denying every allegation of unlawful conduct made in the complaint and a motion to compel arbitration. The court granted our motion to compel arbitration.
Any litigation or dispute, whether meritorious or not, could harm our reputation, will increase our costs and may divert management’s attention, time and resources, which may in turn harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.

Table of Contents	Unity Software Inc.
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
•changes in the anticipated future size and growth rate of our market;
•general economic and market conditions; and
•other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to these events.

Table of Contents	Unity Software Inc.
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
Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors, and current beneficial owners of 5% or more of our common stock beneficially own a significant percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and time-consuming process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Francisco, California, where we lease approximately 53,000 square feet of space under a lease that expires in August 2025. We also lease an aggregate of 88,608 square feet of space in Copenhagen, Denmark, under two leases that expire in March 2024 and September 2026. In addition, we maintain additional offices in the United States in California, Colorado, Massachusetts, New York, Pennsylvania, Texas, and Washington, and in Belgium, Canada, China, Colombia, Denmark, Finland, France, Germany, Ireland, Israel, Japan, Lithuania, Singapore, South Korea, Spain, Sweden, and the United Kingdom. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of our Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “U” since September 18, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of December 31, 2020, we had 1,304 stockholders of record of our common stock and an indeterminate number of beneficial holders.

Table of Contents	Unity Software Inc.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of cash dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is also restricted by the terms of our Credit Agreement, as described further in Note 10, “Borrowings,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, and may be restricted by any agreements we may enter into in the future.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Our Registration Statement on Form S-1 (File No. 333-248255) for our IPO was declared effective by the SEC on September 17, 2020.
There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated September 17, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 18, 2020.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The following shall not be deemed “soliciting material” or deemed “filed” for purposes of Section 18 of the Exchange Act or subject to Regulation 14A or 14C, other than as provided by this Item 5, or to the liabilities of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

Table of Contents	Unity Software Inc.
The performance graph below compares (i) the cumulative total return on our common stock from September 18, 2020 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2020 with (ii) the cumulative total return of the S&P 500 Information Technology Index (“SP500-45”) and the Russell 3000 (“RUA”) Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on September 18, 2020 and the reinvestment of dividends. The performance graph uses the closing market price on September 18, 2020 of $68.35 per share as the initial value of our common stock. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Company/Index	9/18/2020	9/30/2020	12/31/2020
Unity Software Inc.	$100	$128	$225
S&P 500 Information Technology Index	$100	$101	$113
Russell 3000 Index	$100	$101	$115
Item 6. Selected Consolidated Financial Data
We have elected to early adopt the amendment to Item 301 of Regulation S-K and are omitting this disclosure in reliance thereon.

Table of Contents	Unity Software Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part I, Item 1A. Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the section titled “Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
For a discussion of our consolidated statement of operations data for the year ended December 31, 2018, see “Comparison of the Years Ended December 31, 2019 and 2018” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our final prospectus dated September 17, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 18, 2020 (the “Final Prospectus”). For a discussion of our liquidity and capital resources for the year ended December 31, 2018, see “Liquidity and Capital Resources” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Final Prospectus.
Overview
Unity is the world’s leading platform for creating and operating interactive, real-time 3D content.
Our platform provides a comprehensive set of software solutions to create, run, and monetize interactive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices. In the fourth quarter of 2020, we had, on average, a global reach of approximately 2.7 billion monthly active end users, who consumed content created or operated with our solutions on over 20 platforms. In the fourth quarter of 2020, applications built with Unity were downloaded, on average, five billion times per month.
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
In the year ended December 31, 2020, we built upon our history of innovation by achieving a number of milestones that secured our position as the leading platform for creating and operating interactive, real-time 3D content including those identified below.
•MatchMaker, launched in March 2020, is now being used in games like Fall Guys: Ultimate Knockout, Worms Rumble, and Medal of Honor: Above and Beyond.

Table of Contents	Unity Software Inc.
•We released MARS, which gives creators professional-grade workflows for augmented and virtual reality development, in the third quarter of 2020.
•We launched our Cloud Content Delivery in September 2020, which offers an enterprise-grade, low-complexity Content Delivery Network (CDN) that helps game developers deliver live game content updates to the right users, at the right time.
•We launched our LEGO microgame in September 2020, which is designed to put digital LEGO elements into the hands of new users to get them quickly building, customizing, and sharing their first 3D game in less than an hour.
•Because of our deep partnerships with Microsoft and Sony Interactive Entertainment, our customers were able to launch new game titles on the same day as the new console launches that took place in November 2020. Titles made with Unity included The Falconeer and Morkredd, both Xbox X|S Console Exclusives, and Haven and Overcooked 2: All You Can Eat, for both PlayStation5 and Xbox X|S. Also in the fourth quarter, the release of Apple’s M1 chipset and the Microsoft HoloLens 2 Development Edition both included Unity technology deeply integrated, rounding out the variety of new platform types on which developers can deploy and operate real-time 3D applications.
•In December 2020, we introduced Unity Forma, a purpose-built tool designed to streamline the creation of configurable, photorealistic digital marketing content and interactive 3D experiences.
We continue to invest in research and development and to pursue selective acquisitions and partnerships in order to enhance and expand our platform.
Impact of COVID-19
While our total revenue, cash flows, and overall financial condition have not been adversely impacted to date, the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although we have and may continue to experience a modest adverse impact on our sales of Create Solutions, though our pipeline of customer opportunities for our Create Solutions was largely back to normal levels by the end of 2020, as well as our Strategic Partnerships, we have seen an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions and an increase in revenue, along with a decrease in operating expense due to materially reduced travel and spending on events and facilities. However, this increased demand for our Operate Solutions and expense reduction will likely moderate over time, particularly as a vaccine becomes widely available, and as shelter-in-place orders and other related measures and community practices evolve. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions, or seek renegotiations of their contracts, any of which may result in decreased revenue for us. In addition, we may experience customer losses, due to factors including bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. In response to the COVID-19 pandemic, we are also requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

Table of Contents	Unity Software Inc.
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
Customers Contributing More Than $100,000 of Revenue
We have a history of strong growth in our customer base. We focus on the number of customers that generated more than $100,000 of revenue in the trailing 12 months, as this segment of our customer base represents the majority of our revenue and revenue growth. We expect that trend to continue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. We had 793 and 600 of such customers in the trailing 12 months as of December 31, 2020 and 2019, respectively, demonstrating our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming. While these customers represented the substantial majority of revenue for the years ended December 31, 2020 and 2019, respectively, no one customer accounted for more than 10% of our revenue for either year.
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

	As of December 31,
	2020	2019
Dollar-based net expansion rate	138%	133%
Our dollar-based net expansion rate as of December 31, 2020 and 2019, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers, expanded usage among our existing Operate Solutions customers, and improvements in cross-selling our solutions to all of our customers. In the years ended December 31, 2020 and 2019, increased usage of Operate Solutions drove the improvement in our dollar-based net expansion rate.

Table of Contents	Unity Software Inc.
The chart below illustrates our strong relationship with existing customers by presenting our dollar-based net expansion rate as of the end of each of the past eight quarters.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$772,445	$541,779	$380,755
Cost of revenue	172,347	118,597	81,267
Gross profit	600,098	423,182	299,488
Operating expenses
Research and development	403,515	255,928	204,071
Sales and marketing	216,416	174,135	134,458
General and administrative	254,979	143,788	91,260
Total operating expenses	874,910	573,851	429,789
Loss from operations	(274,812)	(150,669)	(130,301)
Interest expense	(1,520)	—	—
Interest income and other expense, net	(3,885)	(2,573)	(2,327)
Loss before provision for income taxes	(280,217)	(153,242)	(132,628)
Provision for income taxes	2,091	9,948	(1,026)
Net loss	$(282,308)	$(163,190)	$(131,602)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	22	22	21
Gross margin	78	78	79
Operating expenses
Research and development	52	47	54
Sales and marketing	28	32	35
General and administrative	33	27	24
Total operating expenses	113	106	113
Loss from operations	(36)	(28)	(34)
Interest expense	—	—	—
Interest income and other expense, net	(1)	—	(1)
Loss before provision for income taxes	(37)	(28)	(35)
Provision for income taxes	—	2	—
Net loss	(37)%	(30)%	(35)%
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

Table of Contents	Unity Software Inc.
Our monetization products are primarily based on a revenue-share model. These products were introduced in 2014 as our first set of Operate Solutions products and currently account for a substantial majority of our Operate Solutions revenue. We recognize monetization revenue primarily when an end user installs an application after seeing an advertisement (contracted on a cost-per-install basis), and to a lesser extent when an advertisement starts (contracted on a cost-per-impression basis). Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. In June 2020, Apple announced plans to require applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. The exact timing and manner in which these plans will be implemented and the effect on our revenue are not yet clear, but we expect these changes to adversely affect our revenue from our monetization products and potentially other Operate Solutions, and such impact could be material.
We also provide cloud-based services to support the ongoing operation of games and applications. These include application hosting services, as well as end-user engagement tools and voice chat services. These services are generally sold based on usage and billed monthly in arrears. Some of our usage-based contracts include a minimum fixed-fee usage amount. We expect that our Operate Solutions beyond monetization, including cloud operations and hosting services, such as Multiplay, which we introduced in 2018, as well as Vivox and deltaDNA, both introduced in 2019, will grow as a percentage of our revenue in the long term as we further scale these newer products and services and as we launch additional solutions for gaming customers as well as customers in other industries.
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

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Change
	2020	2019	Amount	%
Create Solutions	$231,314	$168,626	$62,688	37%
Operate Solutions	471,161	293,317	177,844	61%
Strategic Partnerships and Other	69,970	79,836	(9,866)	(12)%
Total revenue	$772,445	$541,779	$230,666	43%
The increase in revenue in the year ended December 31, 2020 compared to the year ended December 31, 2019 was substantially due to revenue growth among existing customers. In the year ended December 31, 2020, the increase in revenue was primarily due to an increase in revenue from our Create Solutions and Operate Solutions, including an increase of approximately $25 million as a result of the COVID-19 pandemic, offsetting a decrease in Strategic Partnership revenue primarily due to deal delays resulting from the impact of the COVID-19 pandemic and the retirement of certain partners' product offerings. Create Solutions revenue growth was positively impacted by the second quarter 2020 Finger Food acquisition, offset in part from a slowdown of sales cycles due to the impact of the COVID-19 pandemic, though we saw signs of recovery beginning in the second half of the year. The pandemic-related slowdown of sales cycles initially began in Asia during the first quarter of 2020 and was followed by geographies outside of Asia in the second quarter of 2020. Within Operate Solutions, the substantial majority of our revenue growth was driven by an increase in revenue per customer as customers increased their usage across our Operate portfolio of products and services due in part to the higher levels of end-user engagement as a result of COVID-19 shelter-in-place orders.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of hosting expenses, personnel costs (including salaries, benefits, and stock-based compensation) for employees associated with our product support and professional services organizations, allocated overhead (including facilities, information technology, and security costs), third party license fees, and credit card fees, as well as amortization of related capitalized software and depreciation of related property and equipment.
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
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Change
	2020	2019	Amount	%
Cost of revenue	$172,347	$118,597	$53,750	45%
Gross profit	$600,098	$423,182	$176,916	42%
Gross margin	78%	78%		—%
Cost of revenue for the year ended December 31, 2020 increased primarily due to an increase of $21.8 million in hosting costs supporting our growth in our Create Solutions and Operate Solutions, as well as an increase of $24.7 million in personnel-related and professional services expenses to support our Create Solutions and Strategic Partnerships. The increase in personnel-related expenses was also driven by an increase in headcount, and a one-time cumulative stock-based compensation expense of $4.0 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO.

Table of Contents	Unity Software Inc.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes.
We estimate that materially reduced travel and spending on events and facilities due to COVID-19 protocols and precautions reduced our operating expenses by approximately $40 million in the year ended December 31, 2020. These savings are unlikely to be repeated in future years.
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
Research and development expense is summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Change
	2020	2019	Amount	%
Research and development	$403,515	$255,928	$147,587	58%
Research and development expense for the year ended December 31, 2020 increased primarily due to an increase of $123.8 million in personnel-related expenses driven by an increase in headcount to support continued product innovation, and a one-time cumulative stock-based compensation expense of $25.2 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO. In addition, IT hosting expense increased by $13.0 million due to growing data and compute needs.
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
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Change
	2020	2019	Amount	%
Sales and marketing	$216,416	$174,135	$42,281	24%
Sales and marketing expense for the year ended December 31, 2020 increased primarily due to an increase of $43.9 million in personnel-related expenses driven by an increase in headcount to support the growth of our sales and marketing teams and a one-time cumulative stock-based compensation expense of $7.9 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO. In addition, marketing and advertising expense increased by $9.2 million due to new product initiatives. This increase was partially offset by an $11.7 million reduction in conference and event expenses due to the COVID-19 pandemic.

Table of Contents	Unity Software Inc.
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
General and administrative expense is summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Change
	2020	2019	Amount	%
General and administrative	$254,979	$143,788	$111,191	77%
General and administrative expense for the year ended December 31, 2020 increased primarily due to a one-time charge of $63.6 million related to the donation of 750,000 shares of our common stock to a charitable foundation. In addition, personnel-related costs increased by $39.8 million, driven by an increase in headcount to support the growth of our general and administrative teams and also included a one-time cumulative stock-based compensation expense of $10.7 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon completion of our IPO.
Interest Expense
Interest expense consists primarily of interest expense associated with our Credit Agreement. Interest expense is summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Change
	2020	2019	Amount	%
Interest expense	$(1,520)	$—	$(1,520)	*

*	Not meaningful
Interest expense was recognized in the year ended December 31, 2020 on the outstanding balance from our $125.0 million credit facility, which was fully drawn in March 2020 and repaid in September 2020. We had no outstanding debt during 2019.
Interest Income and Other Expense, Net
Interest income and other expense, net, consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, amortization of premium arising at acquisition of marketable securities, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Interest income and other expense, net, is summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Change
	2020	2019	Amount	%
Interest income and other expense, net	$(3,885)	$(2,573)	$(1,312)	51%
Interest income and other expense, net, for the year ended December 31, 2020 increased primarily due to foreign currency remeasurement losses and lower returns on our interest-bearing deposits as a result of lower interest rates.

Table of Contents	Unity Software Inc.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business. As we have expanded our global operations, we have incurred increased foreign tax expense, and we expect this to continue. We have a valuation allowance against certain of our deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. Our overall effective income tax rate in future periods may be affected by the geographic mix of earnings in the countries in which we operate. Our future effective tax rate may also be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles in the jurisdictions in which we conduct business. See Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements.
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Change
	2020	2019	Amount	%
Provision for income taxes	$2,091	$9,948	$(7,857)	(79)%
Provision for income taxes for the year ended December 31, 2020 decreased primarily due to a one-time intercompany transaction with our Finland subsidiary in the same period ended 2019.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we use certain non-GAAP performance financial measures, as described below, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe the following non-GAAP measures are useful in evaluating our operating performance. We are presenting these non-GAAP financial measures because we believe, when taken collectively, they may be helpful to investors because they provide consistency and comparability with past financial performance. In the future, we may also exclude non-recurring expenses and other expenses that do not reflect our overall operating results.
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
Non-GAAP Gross Profit and Non-GAAP Loss from Operations
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense and employer tax related to employee stock transactions. We define non-GAAP loss from operations as loss from operations excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, and non-cash charitable contribution expense. We use non-GAAP gross profit and non-GAAP loss from operations in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP loss from operations provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics excludes stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, and non-cash charitable contribution expense, which we do not consider to be indicative of our overall operating performance.

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
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2020	2019
GAAP gross profit	$600,098	$423,182
Add:
Stock-based compensation expense	10,626	3,198
Employer tax related to employee stock transactions	1,117	193
Non-GAAP gross profit	$611,841	$426,573
GAAP gross margin	78%	78%
Non-GAAP gross margin	79%	79%
Non-GAAP gross margin was relatively flat for the year ended December 31, 2020 as compared to the same period in 2019.
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2020	2019
GAAP loss from operations	$(274,812)	$(150,669)
Add:
Stock-based compensation expense	134,629	44,480
Employer tax related to employee stock transactions	8,176	2,808
Amortization of intangible assets expense	17,755	11,570
Charitable contribution to donor-advised fund	63,615	—
Non-GAAP loss from operations	$(50,637)	$(91,811)

Table of Contents	Unity Software Inc.
A substantial part of the year-over-year improvement in our non-GAAP loss from operations was driven in part by savings related to the COVID-19 pandemic, primarily related to travel, marketing, and facilities.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization expense of acquired intangible assets, and non-cash charitable contribution expense, as well as the related tax effects of these items. Non-GAAP net loss per share also adds back expense relating to deemed dividends representing excess paid over initial issuance price to repurchase convertible preferred stock. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
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
Income Tax Effects of Non-GAAP Adjustments
We utilize a fixed projected tax rate in our computation of non-GAAP income tax effects to provide better consistency across interim reporting periods. In projecting this non-GAAP tax rate, we utilize a financial projection that excludes the direct impact of the non-GAAP adjustments described above, and eliminates the effects of non-recurring and period specific items which can vary in size and frequency. The projected rate considers other factors such as our current operating structure, existing tax positions in various jurisdictions, and key legislation in major jurisdictions where we operate. For the year ended December 31, 2020, the non-GAAP tax rate was (17)%.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Year Ended
	December 31,
	2020	2019
GAAP net loss	$(282,308)	(163,190)
Add:
Stock-based compensation expense	134,629	44,480
Employer tax related to employee stock transactions	8,176	2,808
Amortization of intangible assets expense	17,755	11,570
Charitable contribution to donor-advised fund	63,615	—
Income tax effect of non-GAAP adjustments	(7,437)	(8,671)
Non-GAAP net loss	$(65,570)	$(113,003)

GAAP net loss per share attributable to our common stockholders, basic and diluted	$(1.66)	$(2.39)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	1.27	0.44
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.39)	$(1.95)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	169,973	114,442
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	169,973	114,442
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments.
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2020	2019
Net cash provided by (used in) operating activities	$19,913	$(67,936)
Less:
Purchase of property and equipment	(40,156)	(27,035)
Free cash flow	$(20,243)	$(94,971)
Net cash used in investing activities	$(575,190)	$(219,541)
Net cash provided by financing activities	$1,701,455	$161,472
The year-over-year increase in free cash flow was primarily due to strong performance within our Operate Solutions, as well as savings in operational expenses due to COVID-19. We expect our free cash flow to remain volatile from quarter to quarter and likely to decline in 2021.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and common stock and through payments received from customers using our platform. As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,752.0 million, which were primarily held for working capital purposes.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $797.5 million as of December 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary products, teams and technologies, including intellectual property rights, which could increase our cash requirements. For example, in the years ended December 31, 2020 and 2019, we acquired three and six companies, respectively, with products and technologies that support our growth strategies, which reduced our December 31, 2020 and 2019 cash balance by $53.2 million and $192.5 million, respectively. As a result of these and other factors, we may choose or be required to seek additional equity or debt financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Table of Contents	Unity Software Inc.
Our changes in cash flows were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$19,913	$(67,936)	$(81,059)
Net cash used in investing activities	(575,190)	(219,541)	(40,043)
Net cash provided by financing activities	1,701,455	161,472	148,251
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	673	(172)	(8)
Net change in cash, cash equivalents, and restricted cash	$1,146,851	$(126,177)	$27,141
Cash Provided by (Used in) Operating Activities
During the year ended December 31, 2020, cash provided by operating activities was $19.9 million, which consisted of a net loss of $282.3 million, adjusted by non-cash charges of $244.5 million and net cash inflows from the change in net operating assets and liabilities of $57.8 million. The non-cash charges primarily consisted of depreciation and amortization of $43.0 million, stock-based compensation of $134.6 million, and a common stock charitable donation expense of $63.6 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $41.6 million increase in accrued expenses and other current liabilities, a $44.6 million increase in publisher payables, and a $37.4 million increase in deferred revenue. This was partially offset by a $63.3 million increase in accounts receivable and a $13.0 million increase in other current assets. A substantial portion of our accounts receivable balance comes from advertising partners and is offset by an accounts payable amount due to our publishers (Operate Solutions customers). However, the payment terms that we offer our advertising partners are generally shorter than the payment terms with our publishers (Operate Solutions customers). As such, our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
During the year ended December 31, 2019, cash used in operating activities was $67.9 million, which consisted of a net loss of $163.2 million, adjusted by non-cash charges of $75.7 million and net cash inflows from the change in net operating assets and liabilities of $19.5 million. The non-cash charges primarily consisted of stock-based compensation of $44.5 million and depreciation and amortization of $31.1 million. The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $31.1 million increase in deferred revenue, an increase in publisher payables of $20.2 million, and a $13.2 million increase in income and other taxes payable. This was partially offset by a $49.4 million increase in accounts receivable, all due to an increase in sales, including in the fourth quarter, which has historically been our strongest quarter for new business within our Create Solutions business and for usage levels within our Operate Solutions business.
Cash Used in Investing Activities
During the year ended December 31, 2020, cash used in investing activities was $575.2 million, consisting of the purchase of marketable securities of $482.5 million, cash used in acquisitions of $53.2 million, and capital expenditures of $40.2 million.
During the year ended December 31, 2019, cash used in investing activities was $219.5 million, consisting of cash used in acquisitions of $192.5 million and capital expenditures of $27.0 million.

Table of Contents	Unity Software Inc.
Cash Provided by Financing Activities
During the year ended December 31, 2020, cash provided by financing activities was $1,701.5 million, primarily consisting of net proceeds of $1,417.6 million from our initial public offering, net proceeds of $250.0 million from the issuance of convertible preferred stock and common stock, proceeds of $125.0 million from the revolving loan facility, and proceeds of $25.4 million from the exercise of stock options. The net cash outflows from financing activities was primarily due to the $125.0 million repayment of principal on our revolving loan facility.
During the year ended December 31, 2019, cash provided by financing activities was $161.5 million, consisting of proceeds from the issuance of convertible preferred stock and common stock of $585.1 million and stock option exercises of $11.8 million, partially offset by $435.1 million used for the repurchase of our stock and the purchase of shares of our common stock and vested stock options pursuant to a tender offer, and $0.4 million of debt issuance costs in connection with our $125.0 million Credit Agreement.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases (1)	$141,762	$30,176	$49,567	$32,735	$29,284
Purchase commitments (2)	153,870	48,502	89,743	15,625	—
Total (3)	$295,632	$78,678	$139,310	$48,360	$29,284
(1)    Operating lease obligations consist primarily of obligations for real estate.
(2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    This table generally excludes amounts related to income tax liabilities for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and did not have any material holdings in variable interest entities as of December 31, 2020.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Table of Contents	Unity Software Inc.
Revenue Recognition
We generate revenue through three sources: (1) Create Solutions, which is composed primarily of our subscription offerings and professional services; (2) Operate Solutions, which includes our monetization services, hosting, and multiplayer services, and voice services; and (3) Strategic Partnerships and Other, which are primarily arrangements with strategic hardware, operating system, device, game console, and other technology providers for the customization and development of our software to enable interoperability with these platforms.
We evaluate and recognize revenue by:
•identifying the contract(s) with the customer;
•identifying the performance obligation(s) in the contract(s);
•determining the transaction price;
•allocating the transaction price to performance obligation(s) in the contract(s); and
•recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer which we refer to as a transfer of control.
Our contracts are generally non-cancellable. Once we have determined the transaction price, the total transaction price is allocated to each performance obligation in the contract on a relative stand-alone selling price basis, or SSP. The determination of SSP for each distinct performance obligation requires judgment. Generally, we determine SSP using observable pricing, which takes into consideration market conditions and customer specific factors. When observable pricing is not available, we use cost plus margin analysis to determine SSP.
Revenue is recognized upon the transfer of control of promised products and services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We use the output method for our Create Solutions and Operate Solutions contracts, and generally use the input method for our Strategic Partnership contracts. We determined that these methods are the most appropriate measure of progress as they faithfully represent when the value of the services are simultaneously received and consumed by the customer, and control is transferred.
For advertisements placed through the Unified Auction, we evaluate whether we are the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). The evaluation to present revenue on a gross versus net basis requires significant judgment. We have concluded that the publisher is our customer and we are the agent in facilitating the fulfillment of the advertising inventory in the Unified Auction primarily because we do not control the advertising inventory prior to the placement of an advertisement. Typically we do not retain a share of the revenue generated through Unity IAP (In-App Purchases).
Stock-Based Compensation
We measure stock-based compensation expense based on the estimated grant date fair value of the awards. Restricted stock units, or RSUs, granted by us have a service condition, which is generally satisfied over four years, and RSUs granted prior to our IPO were also subject to a liquidity event vesting condition, which was satisfied on the completion of our IPO. Stock options granted by us only have a service vesting condition, which is generally a vesting period of four years. We account for forfeitures as they occur.
We estimate the fair value of stock options using the Black-Scholes option-pricing model and recognize expense on a straight-line basis over the requisite service period of the awards. The Black-Scholes option pricing model requires certain subjective inputs and assumptions, including the fair value of our common stock, the expected term, risk-free interest rates, expected stock price volatility, and expected dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. These assumptions and estimates are as follows:

Table of Contents	Unity Software Inc.
•Fair Value of Common Stock—Because our common stock was not yet publicly traded prior to our IPO, we estimated the fair value of common stock, as discussed below in the section titled “—Common Stock Valuations.”
•Expected term—The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, estimated exercise behavior, post-vesting cancellations and contractual lives of the awards.
•Risk-free interest rates—The risk-free interest rate is based on the implied yields in effect at the time of the grant of U.S. Treasury notes with terms approximately equal to the expected term of the award.
•Expected stock price volatility—We estimate the volatility of our common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies in our industry group as our common stock has only been publicly traded for a short period of time.
•Expected dividend yield—Our expected dividend yield is zero, as we have not paid and do not anticipate paying dividends on our common stock.
Common Stock Valuations
Prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors along with management exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock, including:
•the prices at which we or other holders sold our common and redeemable convertible preferred stock to outside investors in arms-length transactions;
•independent third-party valuations of our common stock;
•the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•our financial condition, results of operations and capital resources;
•the industry outlook;
•the valuation of comparable companies;
•the lack of marketability of our common stock;
•the fact that option and RSU grants have involved rights in illiquid securities in a private company;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions;
•the history and nature of our business, industry trends and competitive environment; and
•general economic outlook including economic growth, inflation and unemployment, interest rate environment and global economic trends.
Following the completion of our IPO, there is an active market for our common stock, so we no longer apply these valuation approaches.
Accounting for Business Combinations
The assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values at the acquisition date. Any residual purchase price is recorded as goodwill.

Table of Contents	Unity Software Inc.
Accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:
•future expected cash flows from acquired developed technologies;
•the acquired company’s trade name, trademark and existing customer relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our product portfolio;
•the expected use of the acquired assets; and
•discount rates.
These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill and Intangible Assets
We evaluate and test the recoverability of our goodwill for impairment at least annually during our fourth quarter of each calendar year or more often if and when circumstances indicate that goodwill may not be recoverable. We use judgments when assessing qualitative factors of impairment that include macroeconomic conditions, other relevant events and factors affecting the market and industry, our financial performance, and other factors. To the extent we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, a quantitative test is then performed.
We evaluate intangible assets other than goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of the intangible assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. We also evaluate the estimated remaining useful lives of intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
We use the asset and liability method under FASB ASC Topic 740, Income Taxes, when accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability.
We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.

Table of Contents	Unity Software Inc.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results. We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statement of operations.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
See Note 2, “Summary of Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. Our results of current and future operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest rate risk
We had cash, cash equivalents, and marketable securities totaling $1,752.0 million as of December 31, 2020 and we had cash totaling $130.0 million as of December 31, 2019. Cash equivalents and marketable securities were invested primarily in marketable securities consisting of U.S. treasury securities, commercial paper, corporate bonds, asset-backed securities, supranational bonds, and money market funds. The cash, cash equivalents, and marketable securities were held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.

Table of Contents	Unity Software Inc.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale,” no gains or losses are recognized in income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
An immediate increase of 100 basis points in interest rates would have resulted in a $3.7 million market value reduction in our investment portfolio as of December 31, 2020. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (unrealized gains or losses on the carrying value) are recorded in accumulated other comprehensive loss and are realized only if we sell the underlying securities before maturity.
We are also subject to interest rate risk in connection with our Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

Table of Contents	Unity Software Inc.
Item 8. Financial Statements and Supplementary Data
UNITY SOFTWARE INC.

Table of Contents	Unity Software Inc.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unity Software Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Jose, California
March 5, 2021

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,272,578	$129,959
Marketable securities	479,406	—
Accounts receivable, net of allowances of $2,714 and $9,052 as of December 31, 2020 and 2019, respectively	274,255	204,898
Prepaid expenses	32,025	23,142
Other current assets	22,396	9,418
Total current assets	2,080,660	367,417
Property and equipment, net	95,544	78,976
Operating lease right‑of‑use assets	103,609	—
Goodwill	286,251	218,305
Intangible assets, net	57,459	62,034
Restricted cash	21,369	17,137
Other assets	26,333	18,991
Total assets	$2,671,225	$762,860
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,303	$10,706
Accrued expenses and other current liabilities	106,306	66,463
Publisher payables	182,269	137,664
Income and other taxes payable	64,116	35,715
Deferred revenue	113,853	85,980
Operating lease liabilities	25,375	—
Total current liabilities	503,222	336,528
Long-term deferred revenue	20,523	10,596
Long-term operating lease liabilities	98,532	—
Other long-term liabilities	11,805	21,825
Total liabilities	634,082	368,949
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.000005 par value; no shares authorized, issued, and outstanding as of December 31, 2020; 102,674 shares authorized, and 95,899 shares issued and outstanding as of December 31, 2019	—	686,559
Preferred stock, $0.000005 par value; 100,000 shares authorized, and no shares issued and outstanding as of December 31, 2020; no shares authorized, issued, and outstanding as of December 31, 2019	—	—
Common stock, $0.000005 par value; 1,000,000 and 300,000 shares authorized as of December 31, 2020 and 2019, respectively; 273,537 and 123,261 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	1
Additional paid-in capital	2,838,057	226,173
Accumulated other comprehensive loss	(3,418)	(3,632)
Accumulated deficit	(797,498)	(515,190)
Total stockholders’ equity	2,037,143	393,911
Total liabilities and stockholders’ equity	$2,671,225	$762,860
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$772,445	$541,779	$380,755
Cost of revenue	172,347	118,597	81,267
Gross profit	600,098	423,182	299,488
Operating expenses
Research and development	403,515	255,928	204,071
Sales and marketing	216,416	174,135	134,458
General and administrative	254,979	143,788	91,260
Total operating expenses	874,910	573,851	429,789
Loss from operations	(274,812)	(150,669)	(130,301)
Interest expense	(1,520)	—	—
Interest income and other expense, net	(3,885)	(2,573)	(2,327)
Loss before provision for income taxes	(280,217)	(153,242)	(132,628)
Provision for income taxes	2,091	9,948	(1,026)
Net loss	$(282,308)	$(163,190)	$(131,602)
Basic and diluted net loss per share:
Net loss per share attributable to our common stockholders, basic and diluted	$(1.66)	$(2.39)	$(1.24)
Weighted-average shares used in per share calculation attributable to our common stockholders, basic and diluted	169,973	114,442	105,992
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(282,308)	$(163,190)	$(131,602)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	161	(155)	(186)
Change in unrealized gains on marketable securities	53	—	—
Other comprehensive income (loss)	214	(155)	(186)
Comprehensive loss	$(282,094)	$(163,345)	$(131,788)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Years Ended December 31, 2018 and 2019
						Accumulated
					Additional	Other			Total
	Convertible Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2017	84,989,264	$455,166	104,583,992	$1	$148,998	$(3,291)	$(242,759)	$(101,725)	$256,390
Cumulative effect of accounting change	—	—	—	—	—	—	22,361	—	22,361
Issuance of common stock from exercise of stock options	—	—	2,484,894	—	3,303	—	—	—	3,303
Issuance of convertible Series D-1 preferred stock, net of issuance costs	12,003,311	144,948	—	—	—	—	—	—	144,948
Stock‑based compensation expense	—	—	—	—	20,625	—	—	—	20,625
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	288	—	—	—	288
Net loss	—	—	—	—	—	—	(131,602)	—	(131,602)
Foreign currency translation adjustment	—	—	—	—	—	(186)	—	—	(186)
Balance at December 31, 2018	96,992,575	$600,114	107,068,886	$1	$173,214	$(3,477)	$(352,000)	$(101,725)	$316,127
Issuance of common stock	—	—	22,297,024	—	460,200	—	—	—	460,200
Issuance of common stock from exercise of stock options	—	—	6,427,160	—	11,813	—	—	—	11,813
Common stock issued in connection with acquisitions	—	—	1,734,737	—	34,807	—	—	—	34,807
Purchase and retirement of treasury stock	—	—	(14,266,783)	—	(388,100)	—	—	101,725	(286,375)
Issuance of convertible Series E preferred stock, net of issuance costs	5,681,818	124,918	—	—	—	—	—	—	124,918
Repurchase and extinguishment of convertible preferred stock	(6,775,179)	(38,473)	—	—	(110,241)	—	—	—	(148,714)
Stock‑based compensation expense	—	—	—	—	30,959	—	—	—	30,959
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	13,521	—	—	—	13,521
Net loss	—	—	—	—	—	—	(163,190)	—	(163,190)
Foreign currency translation adjustment	—	—	—	—	—	(155)	—	—	(155)
Balance at December 31, 2019	95,899,214	$686,559	123,261,024	$1	$226,173	$(3,632)	$(515,190)	$—	$393,911

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2020
						Accumulated
					Additional	Other			Total
	Convertible Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2019	95,899,214	$686,559	123,261,024	$1	$226,173	$(3,632)	$(515,190)	$—	$393,911
Issuance of common stock	—	—	4,545,455	—	100,000	—	—	—	100,000
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	28,750,000	—	1,417,582	—	—	—	1,417,582
Issuance of common stock in connection with charitable donation	—	—	750,000	—	63,615	—	—	—	63,615
Issuance of common stock from exercise of stock options	—	—	6,758,226	—	25,404	—	—	—	25,404
Issuance of common stock from exercise of stock options in connection with nonrecourse promissory note	—	—	5,656,927	—	8,856	—	—	—	8,856
Common stock issued in connection with acquisitions	—	—	1,103,190	—	25,380	—	—	—	25,380
Purchase and retirement of treasury stock	—	—	(5,000)	—	(110)	—	—	—	(110)
Issuance of convertible Series E preferred stock, net of issuance costs	6,818,182	149,970	—	—	—	—	—	—	149,970
Conversion of convertible preferred stock to common stock upon initial public offering	(102,717,396)	(836,529)	102,717,396	1	836,528	—	—	—	—
Stock‑based compensation expense	—	—	—	—	134,554	—	—	—	134,554
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	75	—	—	—	75
Net loss	—	—	—	—	—	—	(282,308)	—	(282,308)
Foreign currency translation adjustment	—	—	—	—	—	161	—	—	161
Unrealized gains on investments	—	—	—	—	—	53	—	—	53
Balance at December 31, 2020	—	$—	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$—	$2,037,143
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(282,308)	$(163,190)	$(131,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,974	31,113	20,518
Common stock charitable donation expense	63,615	—	—
Stock-based compensation expense	134,554	30,959	20,625
Stock-based compensation expense in connection with modified awards for certain employees	75	13,521	288
Other	3,246	133	789
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(63,294)	(49,420)	(30,974)
Prepaid expenses	(9,131)	(9,269)	(670)
Other current assets	(12,985)	4,457	(11,257)
Operating lease right-of-use assets	23,923	—	—
Deferred tax, net	(213)	(4,466)	(2,678)
Other assets	(1,867)	(7,657)	(5,957)
Accounts payable	(2,526)	473	(488)
Accrued expenses and other current liabilities	41,618	12,432	16,165
Publisher payables	44,605	20,174	35,788
Income and other taxes payable	19,525	13,166	7,249
Operating lease liabilities	(20,204)	—	—
Other long-term liabilities	898	8,587	2,399
Deferred revenue	37,408	31,051	(1,254)
Net cash provided by (used in) operating activities	19,913	(67,936)	(81,059)
Investing activities
Purchase of marketable securities	(482,453)	—	—
Proceeds from principal repayments on marketable securities	1,644	—	—
Purchase of non-marketable investments	(1,000)	—	—
Purchase of property and equipment	(40,156)	(27,035)	(38,019)
Acquisition of intangible assets	(750)	—	—
Business acquisitions, net of cash acquired	(52,475)	(192,506)	(2,024)
Net cash used in investing activities	(575,190)	(219,541)	(40,043)

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Financing activities
Proceeds from revolving loan facility	125,000	—	—
Payment of principal related to revolving loan facility	(125,000)	—	—
Payment of debt issuance costs	(247)	(370)	—
Proceeds from initial public offering, net of underwriting discounts, commissions, and offering costs	1,417,582	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	149,970	124,918	144,948
Proceeds from issuance of common stock	100,000	460,200	—
Repurchase and extinguishment of convertible preferred stock	—	(148,714)	—
Purchase and retirement of treasury stock	(110)	(286,375)	—
Proceeds from exercise of stock options	25,404	11,813	3,303
Proceeds from exercise of stock options in connection with nonrecourse promissory note	8,856	—	—
Net cash provided by financing activities	1,701,455	161,472	148,251
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	673	(172)	(8)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,146,851	(126,177)	27,141
Cash and restricted cash, beginning of period	147,096	273,273	246,132
Cash, cash equivalents, and restricted cash, end of period	$1,293,947	$147,096	$273,273

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,393	$—	$—
Cash paid for income taxes, net of refunds	$19,956	$1,187	$3,353
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business acquisitions	$25,144	$34,807	$—
Fair value of common stock issued as consideration for acquisition of intangible assets	$236	$—	$—
Accrued property and equipment	$4,665	$3,572	$4,405
The below table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown on the consolidated statements of cash flows (in thousands):

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$1,272,578	$129,959	$258,731
Restricted cash	21,369	17,137	14,542
Total cash, cash equivalents, and restricted cash	$1,293,947	$147,096	$273,273
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We are headquartered in San Francisco, California and have operations in the United States, Denmark, Belgium, Canada, China, Colombia, Finland, France, Germany, Ireland, Israel, Japan, Lithuania, Singapore, South Korea, Spain, Sweden, and the United Kingdom.
We market our solutions directly through our online store and field sales operations in North America, Denmark, Finland, the United Kingdom, Germany, Japan, China, Singapore, and South Korea and indirectly through independent distributors and resellers worldwide.
Basis of Presentation and Consolidation
We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of Unity Software Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions. In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature.
Effective January 1, 2020, we adopted the requirements of updates to accounting pronouncements as described below under the heading “Leases” and in Note 2, “Summary of Accounting Pronouncements,” of the Notes to Consolidated Financial Statements.
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
Deferred offering costs consist primarily of accounting, legal, and other fees related to our IPO. Upon completion of the IPO, $9.9 million of deferred offering costs incurred were presented in stockholders’ equity as a reduction of the IPO proceeds.

Table of Contents	Unity Software Inc.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, fair values of financial instruments, useful lives of fixed assets, the incremental borrowing rate (“IBR”) we use to determine our operating lease liabilities, income taxes, valuation of deferred tax assets and liabilities, valuation of intangible assets, useful lives of intangible assets, assets acquired and liabilities assumed through business combinations, fair value of our common stock prior to our IPO, valuation of stock-based compensation, capitalization of software costs and software implementation costs, customer life for capitalized commissions, and other contingencies, among others. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
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
We generate revenue through three sources: (1) Create Solutions, which consists primarily of our subscription offerings and professional services; (2) Operate Solutions, which includes our monetization services, hosting, and multiplayer services, and voice services; and (3) Strategic Partnerships and Other, which are primarily arrangements with strategic hardware, operating system, device, game console, and other technology providers for the customization and development of our software to enable interoperability with these platforms. We recognize revenue as our contractual performance obligations are satisfied. When contracts with our customers contain multiple performance obligations, we allocate the overall transaction price, which is the amount of consideration to which we expect to receive in exchange for promised goods or services, to each of the distinct performance obligations based on their estimated relative standalone selling prices.

Table of Contents	Unity Software Inc.
Create Solutions
    Create Solutions Subscriptions
Our subscriptions, mainly consisting of Unity Pro and Unity Plus (collectively, the “Create Solutions subscriptions”) are fully integrated content development solutions that enable customers to build interactive real-time 2D and 3D applications. These Create Solutions subscriptions provide customers with the rights to a software license with embedded cloud functionality and multi-platform support. Significant judgment is required to determine the level of integration and interdependency between individual promises of the Create Solutions subscriptions. This determination influences whether the software is considered distinct and accounted for separately as a license performance obligation recognized at a point in time, or not distinct and accounted for together with other promises in the Create Solutions subscriptions as a single performance obligation recognized over time. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), we have concluded that the software license is not distinct from the multi-platform support as they are highly interdependent and interrelated considering the significant two-way dependency between the promises. Although the promise to the embedded cloud functionality represents separate performance obligations under Topic 606, we have accounted for these obligations as if they are a single performance obligation that includes the software license and the multi-platform support because the cloud functionality has the same pattern of transfer to the customer over the duration of the subscription term.
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
Operate Solutions
    Monetization
We generate advertising revenue through our monetization solutions, including the Unified Auction, which allows publishers to sell the available advertising inventory from their mobile applications to advertisers. We enter into contracts with both advertisers and publishers to participate in the Unified Auction. For advertisements placed through the Unified Auction, we evaluate whether we are the principal (in which case revenue is reported on a gross basis) or the agent (in which case revenue is reported on a net basis). The evaluation to present revenue on a gross basis versus net basis requires significant judgment. We have concluded that the publisher is our customer and we are the agent in facilitating the fulfillment of the advertising inventory in the Unified Auction primarily because we do not control the advertising inventory prior to the placement of an advertisement. As the operator of the Unified Auction, our role is to enable the publisher to monetize its advertising inventory with the advertiser based on the bid/ask price from the auction. We do not control the outcome of the bids and do not have pricing latitude in the transaction. Based on these and other factors, we report advertising revenue based on the net amount retained from the transaction which is our revenue share. Advertising revenue is recognized at a point in time when control is transferred to the customer. This occurs when a user installs an application after seeing an advertisement contracted on a cost-per-install basis or when an advertisement starts on a cost-per-impression basis. Typically, we do not retain a share of the revenue generated through Unity IAP (“In-App Purchases”). Publisher payables represent amounts earned by publishers in the Unified Auction and are presented as a reduction of revenue in our consolidated statements of operations. Payment terms are contractually defined and vary by publisher and location.
    Cloud and Hosting Services
We provide cloud-based services as well as enterprise hosting (“Hosting Services”) to developers that develop and operate multiuser/multiplayer games and applications through a combination of hardware server and cloud-based infrastructure and services. The Hosting Services facilitate the connection of end users, and allow content game and application operators to monitor network traffic. Our cloud-based services provide our customers with tools and services to develop and operate live games and applications, including voice chat services. We primarily sell these services on a fixed fee or usage-based model with fixed fees billed monthly in advance and usage fees billed monthly in arrears. We recognize revenue ratably over the contractual service term for fixed fee arrangements as we have a stand-ready performance obligation that is generally fulfilled evenly throughout the hosting period. We recognize revenue for usage-based arrangements as services are provided.
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
Contract assets (unbilled receivables) included in accounts receivable are recorded when revenue is recognized in advance of customer invoicing. Unbilled receivables totaled $26.3 million and $24.6 million as of December 31, 2020 and 2019, respectively. Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the year ended December 31, 2020 that was included in the deferred revenue balances at January 1, 2020 was $83.1 million. The satisfaction of performance obligations typically lags behind payments received under contract from customers, which may lead to an increase in our deferred revenue balance over time.
Remaining Performance Obligations
As of December 31, 2020, we had total remaining performance obligations of $230.1 million, which represents the total contract transaction price allocated to undelivered performance obligations primarily for Create Solutions subscriptions, Enterprise Support, and Strategic Partnership contracts, which are generally recognized over the next one year to three years. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. This amount excludes contracts with an original expected term of one year or less and contracts for which we recognize revenue in the amount and in the same period in which we invoice for services performed. We expect to recognize $100.1 million or 44% of this revenue during the next 12 months. We expect to recognize the remaining $130.0 million or 56% of this revenue thereafter.
Sales Commissions
We consider internal sales commissions as potential incremental costs of obtaining the contract with a customer. We apply a practical expedient to expense incremental costs incurred if the period of the benefit is one year or less. Incremental costs that have a period of benefit greater than one year are capitalized and amortized over the estimated period of benefit. Capitalized commissions, net of amortization, are included in other current assets and other assets on our consolidated balance sheets. We capitalized $8.8 million and $0 of sales commissions for the years ended December 31, 2020 and 2019, respectively.

Table of Contents	Unity Software Inc.
As of December 31, 2020, capitalized commissions, net of amortization, included in other current assets and other assets were $2.9 million and $4.4 million, respectively. Capitalized commissions, net of amortization, included in other current assets and other assets were $0 as of December 31, 2019.
Capitalized commissions are amortized over the expected period of benefit, which we have determined, based on analysis, to be three years. Amortization of capitalized commissions are included in sales and marketing expenses on our consolidated statements of operations. For the years ended December 31, 2020 and 2019, we amortized $1.5 million and $0 of capitalized commissions, respectively. We did not incur any impairment losses for the years ended December 31, 2020 and 2019.
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
Stock-Based Compensation
We measure all stock-based awards, including stock options and restricted stock units (“RSUs”), based on their estimated fair value on the grant date for awards to our employees and directors. RSUs granted by us prior to our IPO have service and liquidity event vesting conditions while stock options, as well as RSUs granted subsequent to our IPO, only have a service vesting condition. We account for forfeitures as they occur.
We use the Black-Scholes pricing model to determine the fair values of stock options. We recognize as an expense, the grant date fair values of stock-based compensation on a straight-line basis, over the requisite service period, generally, a vesting period of four years.
We measure the fair value of RSUs based on the grant-date share price of the underlying common stock. For RSUs granted prior to our IPO, expense was recognized when the liquidity event vesting condition was satisfied upon the completion of our IPO. At that date, cumulative stock-based compensation expense using the graded vesting method for those RSUs for which the service condition has been satisfied prior to the liquidity event was recognized and the remaining expense will be thereafter recognized over the remaining vesting period of the award under a graded vesting method. For RSUs granted subsequent to our IPO, we recognize the expense on a straight-line basis, over the requisite service period, generally, a vesting period of one year to four years.
Common Stock Valuation
Prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors along with management exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock, including:
•the prices at which we or other holders sold our common and redeemable convertible preferred stock to outside investors in arms-length transactions;
•independent third-party valuations of our common stock;
•the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•our financial condition, results of operations and capital resources;
•the industry outlook;

Table of Contents	Unity Software Inc.
•the valuation of comparable companies;
•the lack of marketability of our common stock;
•the fact that option and RSU grants have involved rights in illiquid securities in a private company;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions;
•the history and nature of our business, industry trends and competitive environment; and
•general economic outlook including economic growth, inflation and unemployment, interest rate environment and global economic trends.
Following the completion of our IPO, the fair value of our common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Our cash equivalents include money market funds and commercial paper.
As of December 31, 2020 and 2019, restricted cash was $21.4 million and $17.1 million, respectively. Restricted cash consists of secured letters of credit issued in connection with our operating leases. Restrictions typically lapse at the end of the lease term, and restricted cash is classified as current or non-current based on the remaining term of the restriction.
Marketable Securities
Our marketable securities consist of investments in U.S. treasury securities, asset-backed securities, corporate bonds, commercial paper, and supranational bonds. We classify our investments in debt securities as available-for-sale at the time of purchase. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the consolidated balance sheets. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in our consolidated balance sheets.
These investments are considered impaired when a decline in fair value is judged to be other-than-temporary. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Table of Contents	Unity Software Inc.
Accounts Receivable
We record accounts receivable at the invoiced amount. We maintain an allowance for doubtful accounts for any receivables we may be unable to collect, based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. In addition, we review the accounts receivable amounts due from customers that are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of customers based on ongoing credit evaluations. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $2.7 million and $9.1 million, respectively. We include the allowances for doubtful accounts in accounts receivable, net, on the consolidated balance sheets.
Credit Risk and Concentrations
Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. We place our domestic and foreign cash and cash equivalents, as well as our marketable securities, with large, creditworthy financial institutions.
Balances in these accounts may exceed federally insured limits at times. In general, we do not require our customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs credit evaluations of our customers’ financial condition, as warranted, and continually analyzes the allowance for doubtful accounts, which we maintain based upon the expected collectability of accounts receivable.
As of December 31, 2020 and 2019, no individual customer represented 10% or more of the aggregate receivables. For the years ended December 31, 2020, 2019, and 2018, no individual customer represented 10% or more of total revenue.
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Goodwill, intangible assets, and other long-lived assets are measured at fair value on a nonrecurring basis, only if impairment is indicated. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization, computed using the straight-line method based on the estimated useful lives of the assets. Depreciation commences upon placing the asset in service. An estimated useful life of three years is used for computer and other hardware and five years is used for furniture. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining term of the lease. Software is amortized over the estimated useful life or license term, generally either three or five years.
The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to the consolidated statement of operations.

Table of Contents	Unity Software Inc.
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
We determine if a contract contains a lease based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received and prepayments made. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our IBR because the interest rate implicit in most of our leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what our credit rating would be. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in our lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
Upon adoption of Topic 842, we recognized ROU assets of $105.1 million and liabilities for operating leases of $120.5 million as of January 1, 2020.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized on a straight-line basis over their estimated useful lives, which typically range from three to six years.
On an annual basis, we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining amortization period. No changes to the useful lives of our intangible assets were deemed necessary in 2020 or 2019 based on management’s evaluation.
Segments
We operate as a single operating segment. The chief operating decision maker is our Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information of our revenue. Accordingly, we have determined that we have a single reportable segment and operating segment structure.

Table of Contents	Unity Software Inc.
Capitalized Software Costs and Software Implementation Costs
We capitalize implementation costs incurred in our cloud computing service arrangements related to enterprise software solutions (“capitalized implementation costs”) and costs associated with customized internal‑use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll‑related expenses for employees, who are directly associated with the development of the applications. We capitalize such costs during the application development stage, which begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software costs are amortized on a straight-line basis over their estimated useful life, which is generally two to three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized implementation costs are expensed over the term of the hosting arrangement, which is the fixed, non-cancellable term of the arrangement, plus any reasonably certain renewal periods.
The amount of capitalized software costs and capitalized implementation costs was $0.8 million and $7.0 million, respectively, during the year ended December 31, 2020 and $0.3 million and $6.5 million, respectively, during the year ended December 31, 2019. Capitalized software costs are included in property and equipment, net, on the consolidated balance sheets. The current portion of capitalized implementation costs are included in prepaid expenses on the consolidated balance sheets, and the non-current portion of capitalized implementation costs are included in other assets on the consolidated balance sheets.
Impairment Analysis
We evaluate intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.
We evaluate and test the recoverability of our goodwill for impairment at least annually during our fourth quarter of each calendar year or more often if and when circumstances indicate that goodwill may not be recoverable.
There were no material impairments of capitalized software costs, capitalized implementation costs, intangible assets, long-lived assets or goodwill during the years ended December 31, 2020, 2019, and 2018.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
We record an income tax expense (or benefit) for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the deferred income tax effects of a change in tax rates in the period of the enactment.

Table of Contents	Unity Software Inc.
We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.
We recognize tax benefits from uncertain tax positions only if we believe that the position is more likely than not to be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect our income tax expense (or benefit) in the period in which such determination is made, and could have a material impact on our financial condition and operating results.
We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statement of operations. Accrued interest and penalties are included in income and other taxes payable on the consolidated balance sheets.
Translation of Foreign Currencies
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are included in interest and other income (expense), net, on the consolidated statements of operations for the period. For U.S. dollar functional currency subsidiaries, all assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. For a foreign subsidiary where the local currency is the functional currency, adjustments to translate those statements into U.S. dollars are recorded in accumulated other comprehensive loss in stockholders’ equity.
Warranties and Indemnifications
From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third‑party claims. These contracts primarily relate to agreements under which we indemnify customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary, and the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations as of December 31, 2020 and 2019.
We generally do not offer warranties for our software products. With certain customers, we will warrant that our software products will operate without material error and/or substantially in conformity with product documentation. We have not experienced any warranty claims to date, and no liabilities have been recorded as of December 31, 2020 and 2019.
Research and Development
Research and development costs, which consist primarily of software development costs, are expensed as incurred. FASB ASC Topic 985‑20, Costs of Software to Be Sold, Leased or Marketed, requires development costs incurred subsequent to establishment of technological feasibility related to software incorporated in our products to be capitalized and amortized over the estimated useful lives of the related products. Based upon our product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have not been significant. Therefore, all product development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Table of Contents	Unity Software Inc.
Advertising Costs
Advertising costs are expensed as incurred as a component of sales and marketing expense in the consolidated statements of operations. Advertising expense was approximately $12.3 million, $4.5 million, and $4.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
2. Summary of Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In February 2016, the FASB issued Topic 842, and subsequent amendments in July 2018, that superseded the existing lease guidance, including on-balance sheet recognition of operating leases for lessees. Under this update, lessees are required to provide enhanced disclosures and recognize a lease liability and an ROU asset for most leases. We elected to not include leases that have a duration of 12 months or less on our consolidated balance sheet. We adopted this update on January 1, 2020. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for information on the impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update modifies the disclosure requirements on fair value measurements. We adopted this update on January 1, 2020. There was no material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. The new standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We early adopted this new standard on October 1, 2020. There was no material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. This update replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The new impairment methodology eliminates the probable initial recognition threshold and, instead, estimates the expected credit losses in consideration of past events, current conditions and forecasted information. This update becomes effective and will be adopted by us in the first quarter of the year ending December 31, 2021. Based on the composition and credit quality of our trade receivables, as well as the economic conditions at the time of adoption, we do not expect this update to have a material impact on our consolidated financial statements.
3. Revenue
Disaggregation of Revenue
Revenue by Source
The following table presents our revenue disaggregated by source (in thousands):

	Year Ended December 31,
	2020	2019	2018
Create Solutions	$231,314	$168,626	$125,539
Operate Solutions	471,161	293,317	184,405
Strategic Partnerships and Other	69,970	79,836	70,811
Total revenue	$772,445	$541,779	$380,755

Table of Contents	Unity Software Inc.
Additional information regarding our revenue by source is discussed under the heading “Revenue Recognition” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.
Revenue by Geographic Area
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$195,218	$151,383	$114,893
Greater China (1)(2)	110,175	64,784	40,551
EMEA (1)(3)	278,468	184,064	121,584
APAC (1)(4)	148,874	113,938	86,442
Other Americas (1)(5)	39,710	27,610	17,285
Total revenue	$772,445	$541,779	$380,755
(1)    No individual country, other than those disclosed above, exceeded 10% of our total revenue for any period presented.
(2)    Greater China includes China, Hong Kong, and Taiwan.
(3)    Europe, the Middle East, and Africa (“EMEA”)
(4)    Asia-Pacific, excluding Greater China (“APAC”)
(5)    Canada and Latin America (“Other Americas”)
4. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consist of the following as of December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$660,086	$—	$—	$660,086
Commercial paper	75,726	—	—	75,726
Total cash equivalents	$735,812	$—	$—	$735,812

Marketable securities:
Asset-backed securities	$49,950	$54	$(39)	$49,965
Corporate bonds	92,312	31	(21)	92,322
U.S. treasury securities	327,025	81	(56)	327,050
Supranational bonds	10,066	4	(1)	10,069
Total marketable securities	$479,353	$170	$(117)	$479,406
Based on our evaluation of available evidence, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis, we do not believe the unrealized losses represent other-than-temporary impairments as of December 31, 2020.

Table of Contents	Unity Software Inc.
The following table summarizes the amortized cost and fair value of our marketable securities as of December 31, 2020, by contractual years to maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$311,178	$311,181
Due between one and two years	168,175	168,225
Total	$479,353	$479,406
5. Fair Value Measurements
We categorize assets and liabilities recorded or disclosed at fair value on our consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:
•Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.
•Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$660,086	$—	$—	$660,086
Commercial paper	—	75,726	—	75,726
Total cash equivalents	$660,086	$75,726	$—	$735,812

Marketable securities:
Asset-backed securities	$—	$49,965	$—	$49,965
Corporate bonds	—	92,322	—	92,322
U.S. treasury securities	—	327,050	—	327,050
Supranational bonds	—	10,069	—	10,069
Total marketable securities	$—	$479,406	$—	$479,406
6. Acquisitions
Acquisitions are accounted for in accordance with FASB ASC Topic 805, Business Combinations, and the revenue and earnings of the acquired businesses have been included in our results from the respective dates of the acquisitions and were not material to our consolidated financial statements.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
Other 2020 Acquisitions
During the year ended December 31, 2020, we completed other acquisitions for total consideration of approximately $31.6 million payable in a combination of $29.6 million in cash and the issuance of 72,479 shares of common stock valued at $2.0 million. In aggregate, $0.4 million represented cash acquired, $9.1 million was attributed to intangible assets and represents acquired developed technology, customer relationships and trademarks, $2.6 million was attributed to other assets, $23.3 million was attributed to goodwill and $3.8 million was attributed to other liabilities assumed. These acquisitions were strategic in nature as they enhanced our product offerings.
We recorded approximately $4.1 million in transaction costs associated with acquisitions for the year ended December 31, 2020. These costs were recorded within general and administrative expenses.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated statements of operations.
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

Table of Contents	Unity Software Inc.
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
2018 Acquisition
During the year ended December 31, 2018, we completed an acquisition for total consideration of $2.0 million, which includes the assumption of $0.2 million in stockholder loans, payable in cash at the date of acquisition. $1.4 million of the consideration paid was attributed to intangible assets and represents acquired developed technology, customer relationships, and trademark, $0.9 million was attributed to goodwill, and $0.3 million was attributed to other liabilities assumed. This acquisition was expected to bolster our ability to effectively gain market share within the film industry, as well as enhance our product offerings to our existing customer base.
The purchase price allocation has been completed, and the total purchase price allocated to the net assets acquired was assigned based on the fair values as of the date of acquisition. The transaction costs associated with this acquisition were not material.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations.
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 (in thousands):

Balance as of December 31, 2018	$45,407
Goodwill from acquisition of Vivox	94,209
Goodwill from acquisition of deltaDNA	35,159
Goodwill from acquisition of Artomatix	39,035
Goodwill from other acquisitions	4,495
Balance as of December 31, 2019	218,305
Goodwill from acquisition of Finger Food	44,810
Goodwill from other 2020 acquisitions	23,201
Measurement period adjustments	(65)
Balance as of December 31, 2020	$286,251

Table of Contents	Unity Software Inc.
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of December 31, 2020
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$83,688	$(32,342)	$51,346
Customer relationships	2.2	13,327	(8,682)	4,645
Trademark	3.3	3,507	(2,039)	1,468
Total intangible assets		$100,522	$(43,063)	$57,459

	As of December 31, 2019
	Weighted‑Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.9	$75,708	$(20,339)	$55,369
Customer relationships	2.0	8,427	(4,123)	4,304
Trademark	3.6	3,207	(846)	2,361
Total intangible assets		$87,342	$(25,308)	$62,034
(1)    Based on weighted-average useful life established as of the acquisition date.
The following table presents the amortization of finite-lived intangible assets included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$17,755	$11,570	$3,861
As of December 31, 2020, the estimated future amortization of finite-lived intangible assets for each of the next five years and thereafter was as follows (in thousands):

2021	$16,551
2022	13,702
2023	11,292
2024	10,826
2025	5,088
Thereafter	—
Total	$57,459

8. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	December 31, 2020	December 31, 2019
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$65,669	$52,647
Computer and other hardware	58,568	42,264
Furniture	23,685	21,416
Internally developed software	3,301	2,964
Purchased software	1,436	1,325
Construction in progress	13,343	6,645
Total gross property and equipment	166,002	127,261
Accumulated depreciation and amortization (1)	(70,458)	(48,285)
Property and equipment, net	$95,544	$78,976
(1)    The following table presents the depreciation and amortization of property and equipment included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization expense	$25,219	$19,543	$16,657
Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	December 31, 2020	December 31, 2019
United States	$35,494	$35,602
Canada	20,063	10,396
United Kingdom	17,846	10,238
Greater China	5,653	6,097
EMEA, excluding United Kingdom (1)	11,181	10,475
APAC (1)	3,546	4,783
Other Americas, excluding Canada (1)	809	879
Total long-lived assets, net	$94,592	$78,470
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	December 31, 2020	December 31, 2019
Accrued expenses and other current liabilities:
Accrued expenses	$53,535	$36,217
Accrued compensation	52,771	30,246
Accrued expenses and other current liabilities	$106,306	$66,463
9. Leases
We have operating leases for various office spaces, which have remaining lease terms of less than 1 year to approximately 10 years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease from less than one year up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

Year Ended
December 31, 2020
Operating lease expense, excluding ROU asset impairment	$29,265
Short-term lease expense	953
Variable lease expense	5,013
Sublease income	(130)
Total lease expense	$35,101
Other information related to operating leases was as follows (in thousands):

Year Ended
December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$29,336
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$24,647
As of December 31, 2020, our operating leases had a weighted-average remaining lease term of 5.97 years and a weighted-average discount rate of 4.5%.
As of December 31, 2020, future minimum lease payments under our non-cancellable operating leases were as follows (in thousands):

Operating Leases (1)
2021	30,176
2022	27,545
2023	22,022
2024	18,901
2025	13,834
Thereafter	29,284
Total future minimum lease payments	141,762
Less: imputed interest	(17,855)
Present value of lease liabilities	$123,907
(1)    Excludes future minimum payments for leases which have not yet commenced as of December 31, 2020.

As of December 31, 2020, we had entered into leases that have not yet commenced with future minimum lease payments of $159.0 million that are not yet reflected on our consolidated balance sheets. These operating leases will commence in 2021 or later with lease terms of 7.33 years to 11.75 years.
The operating lease liabilities and ROU assets as of December 31, 2020 include leases assumed in the acquisition of Finger Food with the remaining lease term exceeding one year at the acquisition date. See Note 6, “Acquisitions,” of the Notes to Consolidated Financial Statements for further discussion.
10. Borrowings
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
There was no principal amount outstanding under the Credit Facility, and the full $125.0 million was available for future borrowing under the Revolving Facility as of December 31, 2019. There were no commitment and fronting fees on the undrawn portion of the Credit Facility for the year ended December 31, 2019.
In March 2020, we borrowed the full $125.0 million amount as a Eurodollar borrowing under our Revolving Facility. In connection with this borrowing, we recognized $1.5 million and $0.1 million in expense primarily related to the interest cost associated with this borrowing and partially due to commitment fees on the undrawn portion and amortization of debt issuance costs during the year ended December 31, 2020, respectively. This amount is reported within “Interest expense” on our consolidated statements of operations.
In September 2020, we repaid the outstanding $125.0 million of indebtedness under the Credit Facility using a portion of the net proceeds we received from our IPO.

Under the Credit Agreement, we must maintain a minimum liquidity balance of $75.0 million as of the last day of the most recently completed four consecutive fiscal quarters, which commenced on June 30, 2020. The Credit Agreement contains customary conditions to borrowing, representations and warranties, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make investments, undergo corporate changes, make dispositions, prepay other indebtedness, pay dividends or other distributions and engage in transactions with our affiliates. We were in compliance in all material respects with the covenants in the Credit Agreement as of December 31, 2020. The obligations under the Credit Agreement are secured by a perfected security interest in (i) all of our tangible and intangible assets, except for certain customary excluded assets, and (ii) all of our ownership in capital stock of restricted subsidiaries (limited, in the case of the stock of non-U.S. subsidiaries and U.S. subsidiaries that have no material assets other than equity interests and/or indebtedness in foreign subsidiaries that are controlled foreign corporations, to 65% of the capital stock of such subsidiaries). The obligations under the Credit Agreement are also guaranteed by our existing and subsequently acquired or formed material domestic subsidiaries.
11. Commitments and Contingencies
The following table summarizes our non‑cancellable contractual commitments as of December 31, 2020 (in thousands):

	Total	2021	2021‑2023	2024‑2025	Thereafter
Purchase commitments (1)	$153,870	$48,502	$89,743	$15,625	$—
(1)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
Data Center Hosting Commitments
In March 2018, we entered into a cloud service agreement with a total term of six years. Under the agreement, we were granted access to use certain cloud services. Minimum annual commitments increase annually over the term of the agreement. The aggregate value of all annual minimum commitments over the contract term is $210.5 million. Total spend under the agreement for the years ended December 31, 2020, 2019, and 2018 was approximately $63.2 million, $32.7 million, and $7.0 million, respectively. We expect to meet our remaining commitment.
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

Table of Contents	Unity Software Inc.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2020, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $21.4 million and $17.1 million of secured letters of credit outstanding as of December 31, 2020 and 2019, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our consolidated balance sheets based on the term of the remaining restriction.
12. Stockholders’ Equity and Employee Compensation Plans
Stockholders' Equity
Convertible Preferred Stock
The following table presents shares and amount of convertible preferred stock authorized, issued and outstanding, by series type (in thousands, except share data):

	As of December 31, 2020		As of December 31, 2019
	Shares	Amount	Shares	Amount
Series A	—	$—	23,545,670	$7,372
Series B	—	—	12,609,560	15,841
Series C	—	—	20,319,725	143,709
Series D	—	—	21,739,130	249,771
Series D-1	—	—	12,003,311	144,948
Series E	—	—	5,681,818	124,918
Total	—	$—	95,899,214	$686,559
In March 2020, we sold 6.8 million shares of convertible Series E preferred stock. The total transaction price of convertible preferred stock issued, net of issuance costs, was $150.0 million.
Each share of convertible Series A, B, C, D, D-1 and E preferred stock was convertible into one share of common stock. Upon completion of our IPO, all of the outstanding shares of our convertible preferred stock, totaling 102,717,396 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis. We recognized the $836.5 million in excess over par of the carrying value upon conversion to additional paid-in capital as of December 31, 2020. As of December 31, 2020, there were no shares of convertible preferred stock issued and outstanding.
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
After the completion of our IPO on September 22, 2020, we issued and donated 750,000 shares of our common stock valued, for accounting purposes, at $63.6 million to a charitable foundation.
Employee Compensation Plans
2009 Stock Plan
Our 2009 Stock Plan was adopted by the Board of Directors on September 9, 2009. The 2009 Stock Plan provides for the issuance of stock-based awards to employees, including executive officers, and consultants. The 2009 Stock Plan permits the granting of incentive stock options, nonstatutory stock options, and restricted stock. The 2009 Stock Plan also provides for nonqualified stock options or common stock awards to be issued to employees and consultants.
The 2009 Stock Plan provides for incentive stock options to be granted to employees at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors, with the exception of certain members of executive management who own more than 10% of the outstanding common stock, in which case the option price will be 110% of such fair market value.
Options granted generally have a maximum term of 10 years from the grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a four year period. Options exercised early are subject to the vesting provisions, and any unvested shares are subject to repurchase, at the original price, upon termination of employment, death, or disability. As of December 31, 2019 and 2018, there were no shares subject to repurchase under the 2009 Stock Plan and options granted outside the plan (nonplan options) related to early exercise options.
The 2009 Stock Plan was terminated in September 2019, and accordingly, no shares of common stock remain available for the future grant of stock awards under our 2009 Stock Plan.
2019 Stock Incentive Plan
In succession to the 2009 Stock Plan, our board of directors approved our 2019 Stock Incentive Plan (“2019 Stock Plan”) in September 2019. The 2019 Stock Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash awards to employees, consultants, and directors.
The exercise price of stock options granted under the 2019 Stock Plan must be at least equal to the fair market value of a share of stock on grant date and the exercise price of incentive stock options granted to any participant, who owns more than 10% of the total voting power of all classes of our outstanding stock, must be at least 110% of the fair market value on the grant date.
The term of a stock option and stock appreciation right may not exceed 10 years, except with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock, the term of an incentive stock option may not exceed five years.
Our 2019 Stock Plan was replaced by our 2020 Equity Incentive Plan in September 2020. All shares remaining available for issuance under our 2019 Stock Plan as of the effectiveness of our 2020 Equity Inventive Plan have become available for issuance under our 2020 Plan, and no further grants will be made under our 2019 Plan.

2020 Equity Incentive Plan
In succession to and continuation of our 2019 Stock Plan, our board of directors approved our 2020 Equity Incentive Plan (“2020 Plan”) in August 2020, and our stockholders approved in September 2020. No grants were made under our 2020 Plan prior to its effectiveness on September 17, 2020. As our 2020 Plan has become effective, no further grants will be made under our 2019 Stock Plan. In addition, shares subject to outstanding stock awards granted under our 2009 Stock Plan and 2019 Stock Plan that expire, or are forfeited, cancelled, withheld, or reacquired become available for grant pursuant to the 2020 Plan.
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
As of December 31, 2020, we have reserved a total of 79.0 million shares of common stock under the 2020 Stock Plan, of which 28.2 million were available for grant.
2020 Employee Stock Purchase Plan (“2020 ESPP”)
Our board of directors also adopted our 2020 ESPP in August 2020, and our stockholders approved our 2020 ESPP in September 2020.
The maximum number of shares of our common stock that may be issued under our 2020 ESPP is 5,288,091 shares, of which 5,288,091 were available for issuance as of December 31, 2020. Our 2020 ESPP permits participants to purchase shares of our common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us. As of December 31, 2020, we had not yet launched our 2020 ESPP and are under no obligation to do so.
Employee 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. U.S. full-time employees qualify for participation in the plan. Contribution to the plan is under our discretion. For the years ended December 31, 2020, 2019, and 2018, we contributed and expensed $6.8 million, $5.9 million, and $4.0 million, respectively, to the plan.
Defined Contribution Pension Plan
For other operations outside the United States, we have a defined contribution pension plan. We contribute up to 10% of total salary into the plan annually when employees contribute to the plan. For the years ended December 31, 2020, 2019, and 2018, we contributed and expensed $10.6 million, $7.1 million, and $6.0 million, respectively, to the plan.

Table of Contents	Unity Software Inc.
13. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees, including those in connection with modified awards, on our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$10,626	$3,198	$2,777
Research and development	66,038	13,521	9,514
Sales and marketing	23,769	6,124	3,916
General and administrative	34,196	21,637	4,706
Total stock-based compensation expense	$134,629	$44,480	$20,913
As of December 31, 2020, there was unrecognized compensation expense related to outstanding stock options of $121.2 million to be recognized over the weighted-average remaining vesting period of 2.75 years. As of December 31, 2020, there was unrecognized compensation expense related to unvested restricted stock units of $448.3 million to be recognized over the weighted-average remaining vesting period of 3.41 years. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.
In November 2019, we entered into a separation agreement with our former Chief People Officer, who is engaged to our Chief Executive Officer (“CEO”). Our Board of Directors (excluding the CEO) approved the agreement providing for payment of her earned bonus, payment for coverage under COBRA or applicable state law until December 2020, standard release of claims against us and vesting acceleration in full and an extension of the exercise period of her outstanding equity awards. Stock-based compensation expense of $13.5 million in connection with the modified equity awards was recorded in general and administrative expense in the year ended December 31, 2019 related to this agreement, which is included in the amount shown in the table above.
Stock Options
A summary of our stock option activity under the 2009 Stock Plan, 2019 Stock Plan, and 2020 Plan is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2019	42,728,180	$5.77	7.35
Granted	5,348,737	$21.03
Exercised	(6,758,226)	$3.76
Forfeited, cancelled, or expired	(860,816)	$10.35
Balance as of December 31, 2020	40,457,875	$8.03	6.87
Exercisable as of December 31, 2020	23,230,263	$4.61	5.90

Table of Contents	Unity Software Inc.
In 2014, we issued nonplan options to purchase 4,250,000 shares of common stock, 8,500,000 when taking into account the 2:1 forward stock split we effected in 2017, to our CEO with an exercise price of $2.85 per share. These options vested over four years and were immediately exercisable. We accepted a promissory note receivable from our CEO in consideration for the early exercise of these nonplan options. The note receivable, totaling $12.1 million, bore interest at a rate of 1.72% and had a term of seven years. The promissory note receivable was considered nonrecourse. Due to the nonrecourse nature of the note, the resulting exercise of the nonplan options was determined to not be substantive. Therefore, we did not reflect the exercise of the stock options or the note receivable for accounting purposes on our consolidated balance sheets at the time the promissory note was executed. The shares issued were considered restricted until the note was repaid.
During 2016, $4.2 million of the note was partially repaid and an amended promissory note was put in place for an amount of $8.0 million bearing interest at a rate of 1.72% and with a remaining term of five years. For accounting and reporting purposes, the repayment of the note was considered to be a $4.2 million exercise of stock options during the year ended December 31, 2016. In June 2020, our CEO fully repaid the $8.0 million principal balance and $0.9 million in related interest of the nonrecourse promissory note that we issued in 2016. For accounting and reporting purposes, the repayment of the note was considered to be an $8.9 million exercise of stock options during the year ended December 31, 2020.
The aggregate pretax intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018, was $441.0 million, $92.0 million, and $13.9 million respectively. The intrinsic value is the difference between the estimated fair value of our common stock on the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019, and 2018, was $10.66, $8.39, and $6.74 per share, respectively. The fair value of stock options vested during the years ended December 31, 2020, 2019, and 2018, was $44.1 million, $27.8 million, and $20.7 million, respectively.
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2020
Expected dividend yield	—
Risk-free interest rate	0.4% - 0.6%
Expected volatility	33.8% - 36.3%
Expected term (in years)	6.00
Fair value of underlying common stock	$22.00 - $152.00
For stock options granted prior to our IPO, the expected term is based on the vesting terms, estimated exercise behavior, post-vesting cancellations and contractual terms of the awards. For stock options granted after our IPO, we estimate the expected term using the simplified method as specified under Staff Accounting Bulletin Topic 14, which utilizes the midpoint between the stock options' vesting date and the end of the contractual term. We do not plan to pay cash dividends in the foreseeable future; therefore, we used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect at the time of grant with maturities equal to the grant’s expected term. The expected volatility is based on historical volatility of peer companies. The fair value of common stock is estimated based on observable transactions in the secondary market for stock options granted prior to our IPO and based on the grant-date closing price of our common stock for stock options granted after our IPO.

Table of Contents	Unity Software Inc.
Restricted Stock Units (“RSUs”)
A summary of our RSU activity under the 2019 Stock Plan and 2020 Plan is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2019	2,849,378	$22.06
Granted	7,706,961	$62.26
Vested	(804,312)	$28.55
Forfeited	(190,236)	$28.43
Unvested as of December 31, 2020	9,561,791	$53.79
The total fair value of RSUs vested as of the vesting dates during the year ended December 31, 2020 was $85.9 million. No RSUs vested during the years ended December 31, 2019 and 2018. The RSUs granted prior to our IPO are subject to both a service-based vesting condition, which is satisfied over two to four years, and a liquidity event vesting condition, which was satisfied upon the completion of our IPO. The RSUs granted subsequent to our IPO only have a service-based vesting condition, which is satisfied over one year to four years.
In the third quarter of 2020, we recorded cumulative stock-based compensation expense of $47.8 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon the completion of our IPO.
14. Income Taxes
Loss before provision for income taxes consisted of the following for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(185,580)	$(120,135)	$(23,852)
Foreign	(94,637)	(33,107)	(108,776)
Total	$(280,217)	$(153,242)	$(132,628)
The components of the provision for income taxes consists of the following for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. Federal	$183	$331	$(152)
State	155	108	170
Foreign	4,412	14,186	2,423
Total current tax expense (benefit)	4,750	14,625	2,441
Deferred:
U.S. Federal	—	(6,746)	—
State	(156)	(1,147)	—
Foreign	(2,503)	3,216	(3,467)
Total deferred tax expense (benefit)	(2,659)	(4,677)	(3,467)
Total tax provision	$2,091	$9,948	$(1,026)

Table of Contents	Unity Software Inc.
Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory tax rate	$(58,846)	$(32,181)	$(27,852)
Changes in income taxes resulting from:
State tax expense, net of federal benefit	(12,698)	(4,865)	(786)
Foreign income taxed at different rates	(29,958)	7,695	5,378
Federal Research and development credits	(12,338)	(5,756)	(2,814)
Stock-based compensation	(24,676)	(5,305)	3,222
Change in valuation allowance	139,219	49,477	20,028
Other	1,388	883	1,798
Total tax provision	$2,091	$9,948	$(1,026)
Certain prior year amounts for rate reconciliation items in the table above have been reclassified to conform to the current year presentation for the components of rate reconciling items, specifically the change in the valuation allowance for foreign and state purposes is now presented together with the change in the U.S. valuation allowance, which resulted in an increase to the change in valuation allowance of $28.5 million and $21.1 million as of December 31, 2019 and 2018, respectively, and reductions to the remaining reconciling items, primarily foreign income taxed at different rates. Such reclassifications had no effect on the net current or net long-term deferred tax assets or liabilities presented in the consolidated balance sheets as of December 31, 2019 and 2018.
Our income tax provision for the year ended December 31, 2020 was primarily driven by the earnings of our foreign subsidiaries, which are taxed at rates that differ from the U.S. statutory rate. This tax is partially offset by an income tax benefit of $3.1 million as a result of stock option exercises in our foreign subsidiaries. Our income tax provision for the year ended December 31, 2019 was primarily driven by $8.5 million tax expense related to one-time intercompany transactions with a subsidiary. Our income tax provision for the year ended December 31, 2018 was primarily driven by losses in our foreign subsidiaries.

Table of Contents	Unity Software Inc.
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are set forth below (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$118,244	$89,955
Tax credits	35,630	18,013
Accruals and reserves	11,673	8,303
Deferred revenue	4,960	3,949
Stock-based compensation	20,394	6,506
Charitable contribution	13,834	—
Capitalized cost	56,596	—
Depreciation and amortization	4,300	—
Other	150	14
Gross deferred tax assets	265,781	126,740
Valuation allowance	(265,781)	(123,412)
Total deferred tax assets	—	3,328
Deferred tax liabilities:
Depreciation and amortization	—	(4,890)
Goodwill	(260)	—
Total deferred tax liabilities	(260)	(4,890)
Net deferred tax assets	$(260)	$(1,562)
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2020 and 2019, and as such, we have maintained a full valuation allowance against such deferred tax assets.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and foreign deferred tax assets increased by $142.4 million, $52.8 million, and $16.2 million in the years ended December 31, 2020, 2019, and 2018, respectively. The increase in the valuation allowance in the years ended December 31, 2020, 2019, and 2018 was primarily related to tax losses for which insufficient positive evidence exists to support their realizability.

Table of Contents	Unity Software Inc.
In 2020, we capitalized certain research and development costs incurred by our foreign subsidiary, which resulted in a deferred tax asset of $56.6 million. In addition, we recorded deferred tax asset related to unused charitable contribution of $13.8 million arising from the stock donations to the donor-advised fund. The unused portion of the charitable contribution can be carried forward for five years. Deferred tax assets for both the capitalized research and development costs and unused charitable contribution were offset by valuation allowance.
Our net operating loss carryforwards for U.S. federal, state, and foreign purposes were $322.2 million, $93.9 million, and $274.2 million, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2032, 2024, and 2039, respectively. Our U.S. federal, state, and foreign research and development credit carryforwards were $30.3 million, $13.6 million and $1.2 million, respectively. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2032, while the California credit carryforwards have no expiration. The foreign credit carryforwards, if not utilized, will begin to expire in 2039.
Federal and state tax laws impose restrictions on the utilization of net operating loss and research and development credit carryforwards in the event of a change in ownership of our business as defined by the Internal Revenue Code, Sections 382 and 383. Under Section 382 and 383 of the Code, substantial changes in our ownership may limit the amount of net operating loss and research and development credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss or research and development credit carryforwards but may limit the amount available in any given future period.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	As of December 31,
	2020	2019	2018
Unrecognized tax benefits, beginning balance	$37,392	$23,980	$13,553
Gross increases for tax positions taken in prior years	1,689	1,565	496
Gross decreases for tax positions taken in prior years	(75)	(6,239)	(589)
Gross increases for tax positions taken in current year	38,829	19,398	12,408
Gross decreases for tax positions taken in current year	(619)	—	—
Reductions resulting from lapses of statues of limitations	(2,952)	(1,258)	(1,463)
Foreign exchange gains and losses	406	(54)	(425)
Unrecognized tax benefits, ending balance	$74,670	$37,392	$23,980
As of December 31, 2020 and 2019, we had unrecognized tax benefits of $74.7 million and $37.4 million, respectively, of which $9.0 million and $8.4 million would affect the effective tax rate if recognized. We recognize interest and penalties related to our unrecognized tax benefits within our provision for income taxes. The amount of interest and penalties accrued as of December 31, 2020 and 2019 were $2.2 million and $2.4 million, respectively.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Denmark. Our 2017 and subsequent tax years remain open to examination by the Internal Revenue Service. Our 2017 and subsequent tax years remain open to examination in Denmark.

Table of Contents	Unity Software Inc.
We believe that adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes or other tax items that may ultimately result from examinations. The timing of the resolution, settlement, and closure of any audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. If the taxing authorities prevail in the assessment of additional tax due, the assessed tax, interest, and penalties, if any, could have a material adverse impact on our financial position, results of operations, or cash flows.
15. Net Loss per Share of Common Stock
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Basic and diluted net loss per share
Numerator:
Net loss	$(282,308)	$(163,190)	$(131,602)
Add: Deemed dividends representing excess paid over initial issuance price to repurchase convertible preferred stock	—	(110,241)	—
Net loss attributable to our common stockholders	$(282,308)	$(273,431)	$(131,602)
Denominator:
Weighted-average common shares used in per share computation, basic and diluted	169,973	114,442	105,992
Net loss per share, basic and diluted	$(1.66)	$(2.39)	$(1.24)
The following table presents the forms of antidilutive potential common shares excluded from the computation of diluted net loss per share for the following periods (in thousands):

	Year Ended December 31,
	2020	2019	2018
Convertible preferred stock	—	95,899	96,993
Stock options	40,458	42,728	39,385
RSUs	10,366	2,849	—
16. Subsequent Events
In March 2021, we completed the acquisition of a company that provides augmented reality solutions for industrial applications across a variety of industries. This acquisition was not significant.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Table of Contents	Unity Software Inc.
Item 9A. Controls and Procedures
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
(b) Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
(c) Changes in Internal Control Over Financial Reporting
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
(d) Limitations on Effectiveness of Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Item 9B. Other Information
None.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2020 (the “Proxy Statement”).
Item 10. Directors, Executive Officers, and Corporate Governance
We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all directors and executive officers. Our Code of Business Conduct and Ethics is published on our Investor Relations website at investors.unity.com under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.
The remaining information required by this item is incorporated herein by reference to the Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement, including “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement.

Table of Contents	Unity Software Inc.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement.

Table of Contents	Unity Software Inc.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements.
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
(3)Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-248255	3.4	September 9, 2020

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-248255	4.1	September 9, 2020

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated May 7, 2019	S-1	333-248255	4.2	August 24, 2020

4.3*	Description of the Registrant's Securities

10.1†	Unity Software Inc. 2009 Stock Plan and related form agreements	10-Q	001-39497	10.1	November 13, 2020

10.2†	Unity Software Inc. 2019 Stock Plan and related form agreements	10-Q	001-39497	10.2	November 13, 2020

10.3*†	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements

10.4†	Unity Software Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248255	10.5	September 9, 2020

10.5†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-248255	10.1	September 9, 2020

10.6	Non-Employee Director Compensation Policy	S-1	333-248255	10.6	August 24, 2020

10.7†	Form of Confirmatory Offer Letter between Unity Technologies SF and each of Clive Downie, Ralph Hauwert, Kimberly Jabal, Ruth Ann Keene and Ingrid Lestiyo	S-1	333-248255	10.12	August 24, 2020

10.8†	Unity Software Inc. Cash Incentive Bonus Plan	S-1	333-248255	10.16	August 24, 2020

10.9	Office Lease, dated November 25, 2015, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, as amended by (i) the First Amendment to Office Lease, dated January 23, 2017, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, and (ii) the Second Amendment to Office Lease, dated August 1, 2018, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF.	S-1	333-248255	10.7	August 24, 2020

10.10	Commercial Lease Agreement, dated September 1, 2015, by and between PFA Ejendomme A/S and Unity Technologies ApS	S-1	333-248255	10.8	August 24, 2020

10.11	Revolving Credit Agreement, dated as of December 20, 2019, among the Registrant, the Lenders party thereto, the Issuing Banks party thereto and Barclays Bank PLC	S-1	333-248255	10.9	August 24, 2020

Table of Contents	Unity Software Inc.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
10.12†	Offer Letter Agreement, dated October 21, 2014, by and between Unity Software Inc. and John Riccitiello	S-1	333-248255	10.10	August 24, 2020

10.13†	Unity Software Inc. G&A Executive Severance Plan	S-1	333-248255	10.14	August 24, 2020

10.14†	Unity Software Inc. Senior Executive Severance Plan	S-1	333-248255	10.15	August 24, 2020

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Indicates management contract or compensatory plan.

#	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.
(b)Exhibits.
See Exhibit Index included in Item 15(a) of this Annual Report on Form 10-K.
(c)Financial Statement Schedules.
All schedules have been omitted because they are not required, not applicable, or not present in amounts sufficient to require submission of the schedule.
Item 16. Form 10-K Summary
None.

Table of Contents	Unity Software Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY SOFTWARE INC.

Date: March 5, 2021	By:	/s/ Kimberly Jabal
Kimberly Jabal
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Table of Contents	Unity Software Inc.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kimberly Jabal and Ruth Ann Keene, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Riccitiello	President, Chief Executive Officer, and Executive Chairman of the Board of Directors	March 5, 2021
John Riccitiello	(Principal Executive Officer)

/s/ Kimberly Jabal	Senior Vice President and Chief Financial Officer	March 5, 2021
Kimberly Jabal	(Principal Financial and Accounting Officer)

/s/ Roelof Botha	Director	March 5, 2021
Roelof Botha

/s/ Mary Schmidt Campbell	Director	March 5, 2021
Mary Schmidt Campbell, Ph.D.

/s/ Egon Durban	Director	March 5, 2021
Egon Durban

/s/ David Helgason	Director	March 5, 2021
David Helgason

/s/ Alyssa Henry	Director	March 5, 2021
Alyssa Henry

/s/ Barry Schuler	Director	March 5, 2021
Barry Schuler

/s/ Robynne Sisco	Director	March 5, 2021
Robynne Sisco

/s/ Luis Felipe Visoso	Director	March 5, 2021
Luis Felipe Visoso