Form 10-Q
period 2021-03-31
Unity Software Inc.
filed 2021-05-12
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2021, there were 279,417,338 shares of the registrant’s common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended March 31, 2021

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
•our expectations regarding the plans implemented or announced by Apple with respect to access of advertising identifiers and related matters, and the potential impact on our financial performance;
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
The forward-looking statements made in this Quarterly Report on Form 10‑Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10‑Q to reflect events or circumstances after the date of this Quarterly Report on Form 10‑Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
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
•Adverse changes in the geopolitical relationship between the United States and China or changes in China's economic and regulatory landscape could have an adverse effect on business conditions.
•Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.
If we are unable to adequately address these and other risks we face, our business may be harmed.

Table of Contents	Unity Software Inc.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,119,935	$1,272,578
Marketable securities	527,300	479,406
Accounts receivable, net of allowances of $4,579 and $2,714 as of March 31, 2021 and December 31, 2020, respectively	298,200	274,255
Prepaid expenses	41,913	32,025
Other current assets	22,839	22,396
Total current assets	2,010,187	2,080,660
Property and equipment, net	97,597	95,544
Operating lease right‑of‑use assets	116,409	103,609
Goodwill	306,160	286,251
Intangible assets, net	57,940	57,459
Restricted cash	18,137	21,369
Other assets	44,012	26,333
Total assets	$2,650,442	$2,671,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,958	$11,303
Accrued expenses and other current liabilities	91,932	106,306
Publisher payables	186,316	182,269
Income and other taxes payable	54,231	64,116
Deferred revenue	116,718	113,853
Operating lease liabilities	25,437	25,375
Total current liabilities	490,592	503,222
Long-term deferred revenue	22,256	20,523
Long-term operating lease liabilities	109,996	98,532
Other long-term liabilities	10,386	11,805
Total liabilities	633,230	634,082
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.000005 par value; 100,000 shares authorized, and no shares issued and outstanding as of March 31, 2021; 100,000 shares authorized, no shares issued and outstanding as of December 31, 2020	—	—
Common stock, $0.000005 par value; 1,000,000 and 1,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 279,170 and 273,537 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	2,927,242	2,838,057
Accumulated other comprehensive loss	(3,552)	(3,418)
Accumulated deficit	(906,480)	(797,498)
Total stockholders’ equity	2,017,212	2,037,143
Total liabilities and stockholders’ equity	$2,650,442	$2,671,225
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$234,772	$166,994
Cost of revenue	58,734	31,868
Gross profit	176,038	135,126
Operating expenses
Research and development	154,015	81,751
Sales and marketing	69,793	43,259
General and administrative	63,132	37,553
Total operating expenses	286,940	162,563
Loss from operations	(110,902)	(27,437)
Interest expense	(115)	(132)
Interest income and other expense, net	1,565	1,856
Loss before provision for income taxes	(109,452)	(25,713)
Provision for (benefit from) income taxes	(1,992)	1,023
Net loss	(107,460)	(26,736)
Basic and diluted net loss per share:
Net loss per share attributable to our common stockholders, basic and diluted	$(0.39)	$(0.21)
Weighted-average shares used in per share calculation attributable to our common stockholders, basic and diluted	276,068	127,783
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(107,460)	$(26,736)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	(31)	(95)
Change in unrealized losses on marketable securities	(103)	—
Other comprehensive loss	(134)	(95)
Comprehensive loss	$(107,594)	$(26,831)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2021
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	—	$—	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$2,037,143
Cumulative effect of accounting change	—	—	—	—	—	—	(1,522)	(1,522)
Issuance of common stock from exercise of stock options	—	—	4,544,498	—	22,624	—	—	22,624
Issuance of common stock for settlement of RSUs	—	—	1,088,445	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	64,424	—	—	64,424
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	2,137	—	—	2,137
Net loss	—	—	—	—	—	—	(107,460)	(107,460)
Foreign currency translation adjustment	—	—	—	—	—	(31)	—	(31)
Unrealized loss on investments	—	—	—	—	—	(103)	—	(103)
Balance at March 31, 2021	—	$—	279,170,161	$2	$2,927,242	$(3,552)	$(906,480)	$2,017,212

	Three Months Ended March 31, 2020
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	95,899,214	$686,559	123,261,024	$1	$226,173	$(3,632)	$(515,190)	$393,911
Issuance of common stock	—	—	4,545,455	—	100,000	—	—	100,000
Issuance of common stock from exercise of stock options	—	—	767,527	—	2,429	—	—	2,429
Purchase and retirement of treasury stock	—	—	(5,000)	—	(110)	—	—	(110)
Issuance of convertible Series E preferred stock, net of issuance costs	6,818,182	149,970	—	—	—	—	—	149,970
Stock‑based compensation expense	—	—	—	—	9,691	—	—	9,691
Net loss	—	—	—	—	—	—	(26,736)	(26,736)
Foreign currency translation adjustment	—	—	—	—	—	(95)	—	(95)
Balance at March 31, 2020	102,717,396	$836,529	128,569,006	$1	$338,183	$(3,727)	$(541,926)	$629,060
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(107,460)	$(26,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,832	9,810
Stock-based compensation expense	64,424	9,691
Stock-based compensation expense in connection with modified awards for certain employees	2,137	—
Other	1,441	41
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(25,061)	(13,470)
Prepaid expenses	(9,888)	(6,084)
Other current assets	(2,318)	(9,216)
Operating lease right-of-use ("ROU") assets	5,907	5,855
Deferred tax, net	(1,824)	280
Other assets	(11,569)	229
Accounts payable	6,303	(437)
Accrued expenses and other current liabilities	(13,767)	(3,174)
Publisher payables	4,047	10,154
Income and other taxes payable	(10,104)	(3,366)
Operating lease liabilities	(7,492)	(7,756)
Other long-term liabilities	309	1,255
Deferred revenue	4,201	923
Net cash used in operating activities	(88,882)	(32,001)
Investing activities
Purchase of marketable securities	(129,082)	—
Proceeds from principal repayments on marketable securities	2,017	—
Maturities of marketable securities	78,000	—
Purchase of non-marketable investments	(4,000)	—
Purchase of property and equipment	(11,744)	(7,566)
Acquisition of intangible assets	—	(325)
Business acquisitions, net of cash acquired	(24,817)	—
Net cash used in investing activities	(89,626)	(7,891)

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Financing activities
Proceeds from revolving loan facility	—	125,000
Payment of debt issuance costs	—	(247)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	149,970
Proceeds from issuance of common stock	—	100,000
Purchase and retirement of treasury stock	—	(110)
Proceeds from exercise of stock options	22,624	2,429
Net cash provided by financing activities	22,624	377,042
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	9	(72)
Increase (decrease) in cash, cash equivalents, and restricted cash	(155,875)	337,078
Cash and restricted cash, beginning of period	1,293,947	147,096
Cash, cash equivalents, and restricted cash, end of period	$1,138,072	$484,174

Supplemental disclosure of cash flow information:
Cash paid for interest	$84	$—
Cash paid for income taxes, net of refunds	$(1,197)	$7,648
Supplemental disclosures of non‑cash investing and financing activities:
Accrued property and equipment	$2,358	$3,874
Accrued intangible assets acquisition	$—	$325
The below table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2021	2020
Cash and cash equivalents	$1,119,935	$466,989
Restricted cash	18,137	17,185
Total cash, cash equivalents, and restricted cash	$1,138,072	$484,174
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2021 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2020.
There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2020, other than the adoption of accounting pronouncements as described below in Note 2, “Summary of Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, fair values of financial instruments, useful lives of fixed assets, the incremental borrowing rate ("IBR") we use to determine our operating lease liabilities, income taxes, valuation of deferred tax assets and liabilities, valuation of intangible assets, useful lives of intangible assets, assets acquired and liabilities assumed through business combinations, fair value of our common stock prior to our IPO, valuation of stock-based compensation, capitalization of software costs and software implementation costs, customer life for capitalized commissions, and other contingencies, among others. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
2. Summary of Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. This update replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The new impairment methodology eliminates the probable initial recognition threshold and, instead, estimates the expected credit losses in consideration of past events, current conditions and forecasted information. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.
We adopted this new standard effective January 1, 2021, using the modified-retrospective approach, which resulted in a cumulative-effect adjustment of $1.5 million to accumulated deficit. We updated the following accounting policies as a result of the adoption of this guidance.
Accounts Receivable
We record accounts receivable at the original invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. We make estimates of expected credit losses for the allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The estimated credit loss allowance is recorded as a general and administrative expense on our condensed consolidated statement of operations. As of March 31, 2021, the allowance for credit losses was $4.6 million.

Table of Contents	Unity Software Inc.
Marketable Securities
Our marketable securities consist of investments in U.S. treasury securities, asset-backed securities, corporate bonds, commercial paper, and supranational bonds. We classify our investments in debt securities as available-for-sale at the time of purchase. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the consolidated balance sheets. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value if it is more likely than not that we are required to sell the impaired security before recovery of its amortized cost basis, or we have the intention to sell the security. If neither of these conditions is met, we determine whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in interest income and other expense, net in our condensed consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.
3. Revenue
Disaggregation of Revenue
Revenue by Source
The following table presents our revenue disaggregated by source (in thousands):

	Three Months Ended March 31,
	2021	2020
Create Solutions	$70,387	$46,696
Operate Solutions	146,578	104,368
Strategic Partnerships and Other	17,807	15,930
Total revenue	$234,772	$166,994
Additional information regarding our revenue by source is discussed under the heading “Revenue Recognition” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
Revenue by Geographic Area
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$57,006	$40,490
Greater China (1)(2)	36,549	23,756
EMEA (1)(3)	86,102	64,691
APAC (1)(4)	45,679	30,411
Other Americas (1)(5)	9,436	7,646
Total revenue	$234,772	$166,994
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
Contract assets (unbilled receivables) included in accounts receivable are recorded when revenue is recognized in advance of customer invoicing. Unbilled receivables totaled $29.7 million and $26.3 million as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three months ended March 31, 2021 that was included in the deferred revenue balances at December 31, 2020 was $43.8 million. The satisfaction of performance obligations typically lags behind payments received under contract from customers, which may lead to an increase in our deferred revenue balance over time.
Remaining Performance Obligations
As of March 31, 2021, we had total remaining performance obligations of $218.5 million, which represents the total contract transaction price allocated to undelivered performance obligations primarily for Create Solutions subscriptions, Enterprise Support, and Strategic Partnership contracts, which are generally recognized over the next three years. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. This amount excludes contracts with an original expected term of one year or less and contracts for which we recognize revenue in the amount and in the same period in which we invoice for services performed. We expect to recognize $98.2 million or 45% of this revenue during the next 12 months. We expect to recognize the remaining $120.3 million or 55% of this revenue thereafter.

Table of Contents	Unity Software Inc.
4. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following as of March 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$284,042	$—	$—	$284,042
Commercial paper	33,992	—	—	33,992
Total cash equivalents	$318,034	$—	$—	$318,034

Marketable securities:
Asset-backed securities	$58,383	$9	$(26)	$58,366
Corporate bonds	93,036	3	(82)	92,957
U.S. treasury securities	328,239	74	(7)	328,306
Supranational bonds	47,692	5	(26)	47,671
Total marketable securities	$527,350	$91	$(141)	$527,300
Cash equivalents and marketable securities consisted of the following as of December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$660,086	$—	$—	$660,086
Commercial paper	75,726	—	—	75,726
Total cash equivalents	$735,812	$—	$—	$735,812

Marketable securities:
Asset-backed securities	$49,950	$54	$(39)	$49,965
Corporate bonds	92,312	31	(21)	92,322
U.S. treasury securities	327,025	81	(56)	327,050
Supranational bonds	10,066	4	(1)	10,069
Total marketable securities	$479,353	$170	$(117)	$479,406
We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended March 31, 2021.
The following table summarizes the amortized cost and fair value of our marketable securities as of March 31, 2021, by contractual years to maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$325,424	$325,446
Due between one and two years	201,926	201,854
Total	$527,350	$527,300

Table of Contents	Unity Software Inc.
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
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of March 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$284,042	$—	$—	$284,042
Commercial paper	—	33,992	—	33,992
Total cash equivalents	$284,042	$33,992	$—	$318,034

Marketable securities:
Asset-backed securities	$—	$58,366	$—	$58,366
Corporate bonds	—	92,957	—	92,957
U.S. treasury securities	—	328,306	—	328,306
Supranational bonds	—	47,671	—	47,671
Total marketable securities	$—	$527,300	$—	$527,300
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$660,086	$—	$—	$660,086
Commercial paper	—	75,726	—	75,726
Total cash equivalents	$660,086	$75,726	$—	$735,812

Marketable securities:
Asset-backed securities	$—	$49,965	$—	$49,965
Corporate bonds	—	92,322	—	92,322
U.S. treasury securities	—	327,050	—	327,050
Supranational bonds	—	10,069	—	10,069
Total marketable securities	$—	$479,406	$—	$479,406

Table of Contents	Unity Software Inc.
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
The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, is recorded as goodwill. Goodwill is not subject to amortization and it typically is not deductible for U.S. income tax purposes.
For 2021 and certain 2020 acquisitions, the fair values of assets acquired and liabilities assumed, including current income taxes payable and deferred taxes, may change over the measurement period as additional information is received and certain tax returns are finalized. Accordingly, the provisional measurements of fair value of the current income taxes payable and deferred taxes are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the respective acquisition dates.
2021 Acquisitions
During the three months ended March 31, 2021, we completed the acquisition of Visual Live 3D LLC for total consideration of approximately $24.8 million payable in cash. In aggregate, $4.9 million was attributed to intangible assets and represents acquired developed technology, customer relationships, and trademarks, $0.6 million was attributed to other assets, $19.9 million was attributed to goodwill and $0.6 million was attributed to other liabilities assumed. This acquisition was strategic in nature as it enhanced our product offerings.
We recorded $0.6 million in transaction costs associated with this acquisition for the three months ended March 31, 2021. These costs were recorded within general and administrative expenses.
Pro forma results of operations for this acquisition have not been presented because the acquisition is not material to the condensed consolidated statements of operations and comprehensive loss.
In March 2021, we signed an agreement to purchase a company that designs and develops data transformation technology tools. The acquisition is expected to close in the second quarter of the year ending December 31, 2021 and will not be significant.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations.
The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2021 (in thousands):

Balance as of December 31, 2020	$286,251
Goodwill from acquisition	19,909
Balance as of March 31, 2021	$306,160

Table of Contents	Unity Software Inc.
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of March 31, 2021
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$86,374	$(35,515)	$50,859
Customer relationships	2.1	15,431	(9,765)	5,666
Trademark	3.3	3,657	(2,242)	1,415
Total intangible assets		$105,462	$(47,522)	$57,940

	As of December 31, 2020
	Weighted‑Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$83,688	$(32,342)	$51,346
Customer relationships	2.2	13,327	(8,682)	4,645
Trademark	3.3	3,507	(2,039)	1,468
Total intangible assets		$100,522	$(43,063)	$57,459
(1)    Based on weighted-average useful life established as of the acquisition date.
The following table presents the amortization of finite-lived intangible assets included on our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense	$4,459	$4,144
As of March 31, 2021, the estimated future amortization of finite-lived intangible assets for each of the next five years and thereafter was as follows (in thousands):

Remainder of 2021	$13,412
2022	15,296
2023	11,922
2024	11,281
2025	5,507
Thereafter	522
Total	$57,940

8. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	March 31, 2021	December 31, 2020
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$69,064	$65,669
Computer and other hardware	62,710	58,568
Furniture	24,448	23,685
Internally developed software	2,043	3,301
Purchased software	1,443	1,436
Construction in progress	13,935	13,343
Total gross property and equipment	173,643	166,002
Accumulated depreciation and amortization (1)	(76,046)	(70,458)
Property and equipment, net	$97,597	$95,544
(1)    The following table presents the depreciation and amortization of property and equipment included on our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization expense	$7,373	$5,666
Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	March 31, 2021	December 31, 2020
United States	$34,520	$35,494
Canada	24,202	20,063
United Kingdom	17,373	17,846
Greater China	5,214	5,653
EMEA, excluding United Kingdom (1)	11,112	11,181
APAC (1)	3,258	3,546
Other Americas, excluding Canada (1)	791	809
Total long-lived assets, net	$96,470	$94,592
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Accrued expenses	$47,821	$53,535
Accrued compensation	44,111	52,771
Accrued expenses and other current liabilities	$91,932	$106,306
Sales Commissions
We consider internal sales commissions as potential incremental costs of obtaining the contract with a customer. We apply a practical expedient to expense incremental costs incurred if the period of the benefit is one year or less. Incremental costs that have a period of benefit greater than one year are capitalized and amortized over the estimated period of benefit. Capitalized commissions, net of amortization, are included in other current assets and other assets on our condensed consolidated balance sheets. We capitalized $2.6 million and $1.4 million of sales commissions for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, capitalized commissions, net of amortization, included in other current assets and other assets were $3.8 million and $5.1 million, respectively. Capitalized commissions, net of amortization, included in other current assets and other assets were $2.9 million and $4.4 million, respectively, as of December 31, 2020.
Capitalized commissions are amortized over the expected period of benefit, which we have determined, based on analysis, to be three years. Amortization of capitalized commissions are included in sales and marketing expenses on our condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2021 and 2020, we amortized $1.0 million and $0.1 million of capitalized commissions, respectively. We did not incur any impairment losses for the three months ended March 31, 2021 and 2020.
9. Leases
We have operating leases for offices and equipment, which have remaining lease terms of less than one year to 10.75 years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease from less than one year up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense, excluding ROU asset impairment	$7,301	$7,113
Short-term lease expense	117	307
Variable lease expense	975	1,700
Sublease income	(93)	(18)
Total lease expense	$8,300	$9,102
Other information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,840	$6,395
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$18,891	$14,229

As of March 31, 2021, our operating leases had a weighted-average remaining lease term of 6.39 years and a weighted-average discount rate of 4.3%.
As of March 31, 2021, future minimum lease payments under our non-cancellable operating leases were as follows (in thousands):

Operating Leases (1)
Remainder of 2021	$22,941
2022	29,638
2023	24,194
2024	21,136
2025	16,180
Thereafter	41,550
Total future minimum lease payments	155,639
Less: imputed interest	(20,205)
Present value of lease liabilities	$135,434
(1)    Excludes future minimum payments for leases which have not yet commenced as of March 31, 2021.
As of March 31, 2021, we have entered into a lease that has not yet commenced with future minimum lease payments of $136.8 million that are not yet reflected on our condensed consolidated balance sheets.
We are also currently involved in a dispute with a San Francisco landlord relating to whether the premises conform to the requirements of the lease
10. Borrowings
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

There was no principal amount outstanding under the Credit Facility, and the full $125.0 million was available for future borrowing under the Revolving Facility as of March 31, 2021.
In March 2020, we borrowed the full $125.0 million amount as a Eurodollar borrowing under the Revolving Facility. In September 2020, we repaid the $125.0 million of indebtedness under the Credit Facility using a portion of the net proceeds we received from our initial public offering ("IPO").
In connection with this borrowing, we recognized $0.1 million and $0.1 million in expense primarily related to the interest cost associated with this borrowing, commitment fees on the undrawn portion and amortization of debt issuance costs during the three months ended March 31, 2021 and 2020, respectively. This amount is reported within “Interest expense” on our condensed consolidated statements of operations and comprehensive loss.
Under the Credit Agreement, we must maintain a minimum liquidity balance of $75.0 million as of the last day of the most recently completed four consecutive fiscal quarters, which commenced on June 30, 2020. The Credit Agreement contains customary conditions to borrowing, representations and warranties, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make investments, undergo corporate changes, make dispositions, prepay other indebtedness, pay dividends or other distributions and engage in transactions with our affiliates. We were in compliance in all material respects with the covenants in the Credit Agreement as of March 31, 2021. The obligations under the Credit Agreement are secured by a perfected security interest in (i) all of our tangible and intangible assets, except for certain customary excluded assets, and (ii) all of our ownership in capital stock of restricted subsidiaries (limited, in the case of the stock of non-U.S. subsidiaries and U.S. subsidiaries that have no material assets other than equity interests and/or indebtedness in foreign subsidiaries that are controlled foreign corporations, to 65% of the capital stock of such subsidiaries). The obligations under the Credit Agreement are also guaranteed by our existing and subsequently acquired or formed material domestic subsidiaries.
11. Commitments and Contingencies
The following table summarizes our non‑cancellable contractual commitments as of March 31, 2021 (in thousands):

	Total	Remainder of 2021	2022‑2023	2024‑2025
Purchase commitments (1)	$128,980	$22,925	$90,430	$15,625
(1)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
Data Center Hosting Commitments
In March 2018, we entered into a cloud service agreement with a total term of six years. Under the agreement, we were granted access to use certain cloud services. Minimum annual commitments increase annually over the term of the agreement. The aggregate value of all annual minimum commitments over the contract term is $210.5 million. Total spend under the agreement for the three months ended March 31, 2021 and 2020 was approximately $25.1 million and $11.8 million, respectively. We expect to meet our remaining commitment.

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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2021, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $18.1 million and $21.4 million of secured letters of credit outstanding as of March 31, 2021 and December 31, 2020, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our condensed consolidated balance sheets based on the term of the remaining restriction.
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
As of March 31, 2021, we have reserved a total of 87.0 million shares of common stock under the 2020 Plan, of which 38.9 million were available for grant.
2020 Employee Stock Purchase Plan
Our board of directors also adopted our 2020 Employee Stock Purchase Plan "(2020 ESPP") in August 2020, and our stockholders approved our 2020 ESPP in September 2020.
The maximum number of shares of our common stock that may be issued under our 2020 ESPP is 8,023,463 shares, all of which were available for issuance as of March 31, 2021. Our 2020 ESPP permits participants to purchase shares of our common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us. As of March 31, 2021, we had not yet launched our 2020 ESPP and were under no obligation to do so.
13. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees, including those in connection with modified awards, on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$5,117	$557
Research and development	31,650	4,789
Sales and marketing	12,037	1,847
General and administrative	17,757	2,498
Total stock-based compensation expense	$66,561	$9,691
As of March 31, 2021, there was unrecognized compensation expense related to outstanding stock options of $139.4 million to be recognized over the weighted-average remaining vesting period of 2.28 years. As of March 31, 2021, there was unrecognized compensation expense related to unvested restricted stock units of $617.4 million to be recognized over the weighted-average remaining vesting period of 3.24 years. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.
In March 2021, we entered in to a separation agreement with our former Chief Financial Officer. The agreement provided for payment of a one-time lump-sum severance benefit of $0.3 million, payment for coverage under COBRA or applicable state law until November 30, 2021, a standard release of claims against us and a partial acceleration and extension of the exercise period of her outstanding equity awards. The stock-based compensation expense totaled $12.4 million in connection with the modified equity awards, of which $2.1 million, along with the one-time lump-sum severance benefit of $0.3 million, were recorded in general and administrative expense in the three months ended March 31, 2021 related to this agreement. The remaining $10.3 million of stock-based compensation expense will be recognized in the second quarter of the year ending December 31, 2021.

Table of Contents	Unity Software Inc.
Stock Options
A summary of our stock option activity under the 2009 Stock Plan, 2019 Stock Plan, and 2020 Plan is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2020	40,457,875	$8.03	6.87
Granted	1,003,064	$104.74
Exercised	(4,544,498)	$5.00
Forfeited, cancelled, or expired	(78,076)	$13.01
Balance as of March 31, 2021	36,838,365	$11.03	6.78
The aggregate pretax intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $515.3 million and $10.4 million, respectively. The intrinsic value is the difference between the estimated fair value of our common stock on the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2021 was $38.40 per share. The fair value of stock options vested during the three months ended March 31, 2021 was $6.3 million.
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2021
Expected dividend yield	—
Risk-free interest rate	0.9%
Expected volatility	36.0%
Expected term (in years)	6.25
Fair value of underlying common stock	$102.80 - $108.10
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

Table of Contents	Unity Software Inc.
Restricted Stock Units (“RSUs”)
A summary of our RSU activity under the 2019 Stock Plan and 2020 Plan is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	9,561,791	$53.79
Granted	2,044,015	$107.49
Vested	(284,213)	$40.63
Forfeited	(58,473)	$71.68
Unvested as of March 31, 2021	11,263,120	$63.77
The RSUs granted prior to our IPO are subject to both a service-based vesting condition, which is satisfied over two to four years, and a liquidity event vesting condition, which was satisfied upon the completion of our IPO. The RSUs granted subsequent to our IPO only have a service-based vesting condition, which is satisfied over approximately one year to four years.
14. Income Taxes
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
Our effective tax rate for the three months ended March 31, 2021 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings being taxed at different tax rates, credits and losses that cannot be benefited due to the valuation allowance on United States and Denmark entities, the tax benefit from stock-based compensation activities during the period, and the tax expense related to an intercompany transaction with our subsidiary in Israel. Our effective tax rate for the three months ended March 31, 2020 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings being taxed at different tax rates, credits and losses that cannot be benefited due to the valuation allowance on United States and Denmark entities, and reversal of unrecognized tax benefits due to statute of limitation expiration.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, certain state, Denmark, and certain non-U.S. jurisdictions deferred tax assets will not be realized as of March 31, 2021 and December 31, 2020, and as such, we have maintained a full valuation allowance against such deferred tax assets.

Table of Contents	Unity Software Inc.
As of March 31, 2021, we had $79.5 million of gross unrecognized tax benefits, of which $9.1 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of March 31, 2021 could increase or decrease significantly. Due to the lapse of statutes of limitations within the next 12 months, the amount of unrecognized tax benefits may decrease by as much as $1.6 million. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Basic and diluted net loss per share
Numerator:
Net loss attributable to our common stockholders	$(107,460)	$(26,736)
Denominator:
Weighted-average common shares used in per share computation, basic and diluted	276,068	127,783
Net loss per share, basic and diluted	$(0.39)	$(0.21)
The following table presents the forms of antidilutive potential common shares excluded from the computation of diluted net loss per share for the following periods (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Convertible preferred stock	—	102,717
Stock options	36,838	44,157
RSUs	11,263	—
16. Subsequent Events
In April 2020, we terminated without penalty our Credit Agreement. There was no outstanding indebtedness under the Credit Facility, and we determined that the Credit Facility was no longer necessary.

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
Overview
Unity is the world’s leading platform for creating and operating interactive, real-time 3D ("RT3D") content.
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
In the three months ended March 31, 2021, we built upon our history of innovation by achieving a number of milestones that secured our position as the leading platform for creating and operating interactive, real-time 3D content including those identified below.
•Our new customers in the first quarter span a wide range of industries. We saw new customers in household appliances, automotive, healthcare, aerospace, and government as well as a multinational retailer. One such customer - VirtraMed - will standardize development on Unity for both existing and future products. VirtraMed allows surgeons, physicians, and medical educators to train in risk-free virtual environments and simulations for different diagnostic and therapeutic procedures.
•Fortune 50 DIY retailer to employ Unity RT3D. Each week over 300,000 Lowe’s employees serve over 20 million customers from over 2,000 locations in the United States and Canada. Lowe’s is a long-standing user of Unity technology, but this quarter, its Lowe’s Innovation Labs unit engaged with our Accelerate Solutions group to test the ability of RT3D to optimize workflows and processes for their associates.

Table of Contents	Unity Software Inc.
•KING released its first title built solely on Unity. In March 2021, the makers of the game Candy Crush, KING, released the latest in the Crash Bandicoot franchise, Crash Bandicoot on the Run, built entirely on Unity. As its first 3D mobile title, KING’s highly ambitious goals demanded that they be intentional about choosing a game engine. They chose Unity to bring a beloved franchise to mobile with console-quality graphics and playable on a broad array of devices.
•We aim to power the next generation of in-car experiences. We are collaborating with HERE Technologies to build the next generation of in-car experiences through embedded, automotive human machine interfaces with real-time 3D graphics capabilities. The collaboration aims to deliver a new range of high end, dynamic mapping and infotainment experiences such as autonomous driving, simulations, city planning and digital twin through a combination of automotive-grade map data and services with Unity’s RT3D platform.
•We delivered on our commitment to game developers with the release of updated products and innovation. Following the product commitments made in Summer 2020, we continued to deliver on our promise of stability and ease of use with the 2020 Long Term Support version of the editor. Concurrently, we released the 2021.1 Tech Stream geared towards users who are early on in development with experimental versions of new and innovative features giving developers the freedom and flexibility to explore these new capabilities.
We continue to invest in research and development and to pursue selective acquisitions and partnerships in order to enhance and expand our platform.
Impact of COVID-19
While our total revenue, cash flows, and overall financial condition have not been adversely impacted to date, the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new strains or mutations, will directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although we may continue to experience a modest adverse impact on our sales of Create Solutions, our pipeline of customer opportunities for our Create Solutions was largely back to normal levels by the end of 2020, as well as our Strategic Partnerships. Additionally, we have seen an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions and an increase in revenue, along with a decrease in operating expense due to materially reduced travel and spending on events and facilities. However, this increased demand for our Operate Solutions and expense reduction will likely moderate over time, particularly as vaccines are becoming widely available, and as shelter-in-place orders and other related measures and community practices evolve. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions, or seek renegotiations of their contracts, any of which may result in decreased revenue for us. In addition, we may experience customer losses, due to factors including bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. In response to the COVID-19 pandemic, we are also requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for our employees to return to in-person offices later this year, however our plans may change if the number of COVID-19 cases rises where our offices are located, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

Table of Contents	Unity Software Inc.
The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly as the COVID-19 pandemic persists. The rollout of vaccines and the reduction of COVID-19 cases globally could affect the seasonality of our business or boost global GDP growth, which could positively impact our business. However, the return of more in-person activities will result in an increase in our expenses and could result in a range of impacts to our customers, which could impact our business. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, refer to the section titled “Risk Factors.”
Key Metrics
We monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions.
Customers Contributing More Than $100,000 of Revenue
We have a history of strong growth in our customer base. We focus on the number of customers that generated more than $100,000 of revenue in the trailing 12 months, as this segment of our customer base represents the majority of our revenue and revenue growth. We expect that trend to continue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. We had 837 and 668 of such customers in the trailing 12 months as of March 31, 2021 and 2020, respectively, demonstrating our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming. While these customers represented the substantial majority of revenue for the three months ended March 31, 2021 and 2020, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

	As of
	March 31, 2021	March 31, 2020
Dollar-based net expansion rate	140%	133%
Our dollar-based net expansion rate as of March 31, 2021 and 2020, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers, expanded usage among our existing Operate Solutions customers, and improvements in cross-selling our solutions to all of our customers. In the three months ended March 31, 2021 and 2020, increased usage of Operate Solutions drove the improvement in our dollar-based net expansion rate.

Table of Contents	Unity Software Inc.
The chart below illustrates our strong relationship with existing customers by presenting our dollar-based net expansion rate as of the end of each of the past eight quarters.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$234,772	$166,994
Cost of revenue	58,734	31,868
Gross profit	176,038	135,126
Operating expenses
Research and development	154,015	81,751
Sales and marketing	69,793	43,259
General and administrative	63,132	37,553
Total operating expenses	286,940	162,563
Loss from operations	(110,902)	(27,437)
Interest expense	(115)	(132)
Interest income and other expense, net	1,565	1,856
Loss before provision for income taxes	(109,452)	(25,713)
Provision for income taxes	(1,992)	1,023
Net loss	$(107,460)	$(26,736)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	25	19
Gross margin	75	81
Operating expenses
Research and development	66	49
Sales and marketing	30	26
General and administrative	27	22
Total operating expenses	123	97
Loss from operations	(47)	(16)
Interest expense	—	—
Interest income and other expense, net	1	1
Loss before provision for income taxes	(46)	(15)
Provision for income taxes	(1)	1
Net loss	(45)%	(16)%
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
Our monetization products are primarily based on a revenue-share model. These products were introduced in 2014 as our first set of Operate Solutions products and currently account for a substantial majority of our Operate Solutions revenue. We recognize monetization revenue primarily when an end user installs an application after seeing an advertisement (contracted on a cost-per-install basis), and to a lesser extent when an advertisement starts (contracted on a cost-per-impression basis). Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. In June 2020, Apple announced plans to require applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. Apple implemented some of these changes in the fall of 2020 and announced others to come. In April 2021, Apple implemented its end user opt-in permission requirement. The exact timing and manner in which Apple's plans will be implemented and their effect on our revenue are not yet clear, but we expect these changes to adversely affect our revenue from our monetization products and potentially other Operate Solutions, and such impact could be material.
We also provide cloud-based services to support the ongoing operation of games and applications. These include application hosting services, as well as end-user engagement tools and voice chat services. These services are generally sold based on usage and billed monthly in arrears. Some of our usage-based contracts include a minimum fixed-fee usage amount. We expect that our Operate Solutions beyond monetization, including cloud operations and hosting services, such as Multiplay, which we introduced in 2018, will grow as a percentage of our revenue in the long term as we further scale newer products and services and as we launch additional solutions for gaming customers as well as customers in other industries.
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

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
Create Solutions	$70,387	$46,696	$23,691	51%
Operate Solutions	146,578	104,368	42,210	40%
Strategic Partnerships and Other	17,807	15,930	1,877	12%
Total revenue	$234,772	$166,994	$67,778	41%
The increase in revenue in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was substantially due to revenue growth among existing customers. Create Solutions revenue growth was largely attributable to an increase of new customers, as well as expansion of existing customers. Within Operate Solutions, the substantial majority of our revenue growth was driven by an increase in revenue per customer as customers increased their usage across our Operate portfolio of products and services, due in part to the higher levels of end-user engagement as a result of strong product and sales execution.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of hosting expenses, personnel costs (including salaries, benefits and stock-based compensation) for employees associated with our product support and professional services organizations, allocated overhead (including facilities, information technology ("IT"), and security costs), third party license fees, and credit card fees, as well as amortization of related capitalized software and depreciation of related property and equipment.
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
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
Cost of revenue	$58,734	$31,868	$26,866	84%
Gross profit	$176,038	$135,126	$40,912	30%
Gross margin	75%	81%		(6)%
Cost of revenue for the three months ended March 31, 2021 increased primarily due to an increase of $15.7 million in personnel-related expense driven by a $4.6 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO, and an increase in headcount to support our Create Solutions and Strategic Partnerships. IT hosting expense also increased by $8.3 million to support growth in our Create and Operate Solutions.
The year-over-year decline in gross margin decreased primarily due to an increase in personnel-related costs to support our Create Solutions and Strategic Partnerships, product mix of revenues, in addition to an increase in IT hosting expense to support growth in our Create and Operate Solutions.

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
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
Research and development	$154,015	$81,751	$72,264	88%
Research and development expense for the three months ended March 31, 2021 increased primarily due to an increase of $63.0 million in personnel-related expenses driven by a $26.9 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO and an increase in headcount to support continued product innovation. In addition, IT hosting expense increased by $7.6 million due to growing data and compute needs.
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
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
Sales and marketing	$69,793	$43,259	$26,534	61%
Sales and marketing expense for the three months ended March 31, 2021 increased primarily due to an increase of $22.0 million in personnel-related expenses driven by a $10.2 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO and an increase in headcount to support the growth of our sales and marketing teams. Advertisement expenditures on various social media platforms also increased $4.6 million.

Table of Contents	Unity Software Inc.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, IT, and administrative employees; professional fees for external legal, accounting, and other professional services; and allocated overhead. We expect that our general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of revenue from period to period as we scale to support the growth of our business.
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
General and administrative	$63,132	$37,553	$25,579	68%
General and administrative expense for the three months ended March 31, 2021 increased primarily due to an increase in personnel-related costs of $20.0 million, driven by a $15.3 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO and an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions. In addition, IT expense increased $2.5 million due to an increase in enterprise application license costs.
Interest Expense
Interest expense consists primarily of interest expense associated with our Credit Agreement. Interest expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
Interest expense	$(115)	$(132)	$17	(13)%

Interest expense and fees related to our undrawn credit facility were recognized in the three months ended March 31, 2021 on our undrawn credit facility.
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
Interest income and other expense, net, is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
Interest income and other expense, net	$1,565	$1,856	$(291)	(16)%
Interest income and other expense, net, for the three months ended March 31, 2021, decreased primarily due to foreign currency remeasurement losses.

Table of Contents	Unity Software Inc.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business. As we have expanded our global operations, we have incurred increased foreign tax expense, and we expect this to continue. We have a valuation allowance against certain of our deferred tax assets, including net operating loss ("NOL") carryforwards and tax credits related primarily to research and development. Our overall effective income tax rate in future periods may be affected by the geographic mix of earnings in the countries in which we operate. Our future effective tax rate may also be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles in the jurisdictions in which we conduct business. See Note 14, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
Provision for income taxes	$(1,992)	$1,023	$(3,015)	(295)%
Provision for income taxes decreased primarily due to the tax benefit from stock-based compensation activity in the three months ended March 31, 2021.
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
Non-GAAP Gross Profit and Non-GAAP Loss from Operations
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense and employer tax related to employee stock transactions. We define non-GAAP loss from operations as loss from operations excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization expense of acquired intangible assets. We use non-GAAP gross profit and non-GAAP loss from operations in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP loss from operations provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics excludes stock-based compensation expense, employer tax related to employee stock transactions, and amortization expense of acquired intangible assets, which we do not consider to be indicative of our overall operating performance.

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
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
GAAP gross profit	$176,038	$135,126
Add:
Stock-based compensation expense	5,117	557
Employer tax related to employee stock transactions	2,761	9
Non-GAAP gross profit	$183,916	$135,692
GAAP gross margin	75%	81%
Non-GAAP gross margin	78%	81%
The year-over-year decline in non-GAAP gross margin was primarily due to higher personnel-related costs to support our Create Solutions and Strategic Partnerships, product mix of revenues, and increased hosting costs to meet the demands and growth from our Operate Solutions business.
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
GAAP loss from operations	$(110,902)	$(27,437)
Add:
Stock-based compensation expense	66,561	9,691
Employer tax related to employee stock transactions	16,458	155
Amortization of intangible assets expense	4,459	4,144
Non-GAAP loss from operations	$(23,424)	$(13,447)
The year-over-year increase in non-GAAP loss from operations was primarily due to higher personnel-related costs, driven by an increase in headcount across the entire company to support the growth in the business, as well as an increase in IT hosting costs to support growth in our Operate Solutions and our growing data and compute needs.

Table of Contents	Unity Software Inc.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization expense of acquired intangible assets, as well as the related tax effects of these items. Non-GAAP net loss per share also adds back expense relating to deemed dividends representing excess paid over initial issuance price to repurchase convertible preferred stock. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
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
Income Tax Effects of Non-GAAP Adjustments
We utilize a fixed projected tax rate in our computation of non-GAAP income tax effects to provide better consistency across interim reporting periods. In projecting this non-GAAP tax rate, we utilize a financial projection that excludes the direct impact of the non-GAAP adjustments described above, and eliminates the effects of non-recurring and period specific items which can vary in size and frequency. The projected rate considers other factors such as our current operating structure, existing tax positions in various jurisdictions, and key legislation in major jurisdictions where we operate. For the year ending December 31, 2021, we have determined the projected non-GAAP tax rate to be (22)%. We will periodically re-evaluate this tax rate, as necessary, for significant events, based on relevant tax law changes, material changes in the forecasted geographic earnings mix, and any significant acquisitions.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
GAAP net loss	$(107,460)	$(26,736)
Add:
Stock-based compensation expense	66,561	9,691
Employer tax related to employee stock transactions	16,458	155
Amortization of intangible assets expense	4,459	4,144
Income tax effect of non-GAAP adjustments	(7,337)	(821)
Non-GAAP net loss	$(27,319)	$(13,567)

GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.39)	$(0.21)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	0.29	0.10
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.10)	$(0.11)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	276,068	127,783
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	276,068	127,783
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
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(88,882)	$(32,001)
Less:
Purchase of property and equipment	(11,744)	(7,566)
Free cash flow	$(100,626)	$(39,567)
Net cash used in investing activities	$(89,626)	$(7,891)
Net cash provided by financing activities	$22,624	$377,042
The year-over-year decrease in free cash flow was primarily due to the payment of the bonus for our fiscal year ended December 31, 2020, our net loss, higher payroll taxes on stock-based compensation, prepayments of software licenses, an increase in working capital as our business grows, and a one-time payment related to our real estate.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and common stock and through payments received from customers using our platform. As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,647.2 million, which were primarily held for working capital purposes.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $906.5 million as of March 31, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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

Table of Contents	Unity Software Inc.
Our changes in cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(88,882)	$(32,001)
Net cash used in investing activities	(89,626)	(7,891)
Net cash provided by financing activities	22,624	377,042
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	9	(72)
Net change in cash, cash equivalents, and restricted cash	$(155,875)	$337,078
Cash Used in Operating Activities
During the three months ended March 31, 2021, net cash used in operating activities was $88.9 million and was primarily due to the payment of the bonus for our fiscal year ended December 31, 2020, our net loss, higher payroll taxes on stock-based compensation, prepayments of software licenses, an increase in working capital as our business grows, and a one-time payment related to our real estate . A substantial portion of our accounts receivable balance comes from advertising partners and is offset by an accounts payable amount due to our publishers (Operate Solutions customers). However, the payment terms that we offer our advertising partners are generally shorter than the payment terms with our publishers (Operate Solutions customers). As such, our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities was $89.6 million, consisting of the purchase of marketable securities of $129.1 million, cash used in acquisitions of $24.8 million, and capital expenditures of $11.7 million partially offset by proceeds of $80.0 million from marketable security principal repayments and maturities.
Cash Provided by Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $22.6 million and consisted solely of proceeds from the exercise of stock options.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases (1)	$155,639	$22,941	$74,968	$16,180	$41,550
Purchase commitments (2)	128,980	22,925	90,430	15,625	—
Total (3)	$284,619	$45,866	$165,398	$31,805	$41,550
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

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and did not have any material holdings in variable interest entities as of March 31, 2021.
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to those disclosed in our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.
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
Interest rate risk
As of March 31, 2021, we were subject to interest rate risk in connection with our Credit Agreement. Interest rate changes generally impact the amount of our interest payments and, therefore, our future net income and cash flows, assuming other factors held constant. Assuming the amounts outstanding under our Credit Agreement are fully drawn, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financials.
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

Table of Contents	Unity Software Inc.
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
We have experienced net losses in each period since inception. We incurred net losses of $107.5 million and $26.7 million for the three months ended March 31, 2021 and 2020, respectively, which included $66.6 million and $9.7 million, respectively, of stock-based compensation expense. As of March 31, 2021, we had an accumulated deficit of $906.5 million. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods, and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. In particular, we intend to continue to make significant investments to grow our business in such areas as:
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
•acquisitions or strategic investments;
•global expansion; and
•our general and administration organization, including increased facilities expense as well as legal, IT, and accounting expenses associated with being a public company.
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
In recent years, we have significantly grown the scale of our business. For example, we launched the first of our Operate Solutions in 2014, we expanded into augmented and virtual reality platforms in 2016 and industries beyond gaming in 2018 and we have acquired ten companies since the beginning of 2019. Accordingly, we have a limited history operating our business at its current scale and scope. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets. These risks and uncertainties include challenges in accurate financial planning as a result of limited historical data relevant to the current scale and scope of our business and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.
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
Our revenue was $234.8 million and $167.0 million for the three months ended March 31, 2021 and 2020, respectively. In addition, our employee headcount was 4,389 full-time employees as of March 31, 2021, an increase from 4,001 full-time employees as of December 31, 2020, and our number of customers contributing more than $100,000 of trailing 12-month revenue was 837 as of March 31, 2021, an increase from 668 as of March 31, 2020. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. For example, even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on our ability to execute on our growth strategies.
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

Table of Contents	Unity Software Inc.
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
We derived 62% of our revenue in each of the three months ended March 31, 2021 and 2020 from our Operate Solutions. A majority of our Operate Solutions revenue is currently generated under a revenue-share model. The remainder of our Operate Solutions revenue is generated primarily as usage-based revenue for various cloud-based products. We must continually add new features and functionality to our Operate Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Operate Solutions, our business and results of operations would be adversely affected.
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

Table of Contents	Unity Software Inc.
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers collect, use and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Operate Solutions as well as our resource planning and feature development planning for our software. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. In June 2020, Apple announced plans to require applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. Apple implemented some of these changes beginning in fall 2020 and announced others to come. In April 2021, Apple implemented its end user opt-in permission requirement. The timing and manner in which Apple's plans will continue to be implemented and their effect on our revenue are not yet clear, but we expect these changes to adversely affect our revenue from our monetization products and potentially other Operate Solutions, and such impact could be material. In addition, if customers have applications removed from these third-party platforms because of a change in platform guidelines that impact our code or practices, we could be exposed to legal risk and lose customers. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.
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

Table of Contents	Unity Software Inc.
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
We rely on strategic partnerships and other strategic relationships with hardware, operating system, device, game console and other technology providers in order to be able to offer our customers the ability to deploy their content on a variety of third-party platforms. Strategic Partnerships and Other accounted for approximately 8% and 10% for the three months ended March 31, 2021 and 2020, respectively. If any of these third parties were to suspend, limit or cease their operations or otherwise terminate their relationships with us, our results of operations could be adversely affected. We have entered into separate agreements with each of our strategic partners. Our agreements with our strategic partners are non-exclusive and typically have multi-year terms. Our strategic partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Any loss of a strategic partnership or other strategic relationship could negatively affect the attractiveness of our platform to customers. In addition, we may have disagreements or disputes with these parties that could negatively impact or threaten our relationship with them. We cannot assure you that we will be successful in sourcing additional strategic partnerships or relationships or in retaining or extending our existing relationships with the parties with whom we currently have relationships. If we are unable to source additional strategic relationships or the parties with whom we currently have strategic relationships were to terminate their relationship with us, our revenue could decline and our business could be adversely affected.

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, and we may be unable to accurately forecast our revenue or financial results. Although we have and may continue to experience a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships, our pipeline of customer opportunities for our Create Solutions was largely back to normal levels by the end of 2020, as well as our Strategic Partnerships. Additionally, we have seen an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions. However, this increased demand for our Operate Solutions will likely moderate over time, particularly as vaccines are becoming widely available, and as shelter-in-place orders and other related measures and community practices evolve. Additionally, COVID-19 protocols and precautions reduced spending on events and facilities in 2020, which savings will likely not be repeated in future years causing our expenses to increase. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions or seek renegotiations of their contracts, and decrease advertising spend, any of which may result in decreased revenue for us. The COVID-19 pandemic has also resulted in a dramatic increase in unemployment that could result in end users having less discretionary income to spend on games, which could have a negative impact on the gaming industry. In addition, we may experience customer or strategic partner losses, including due to bankruptcy or our customers or strategic partners ceasing operations, which may result in an inability to collect receivables from these parties. A decline in revenue or the collectability of our receivables could harm our business.

Table of Contents	Unity Software Inc.
In addition, in response to the COVID-19 pandemic, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for our employees to return to in-person offices later this year, however our plans may change if the number of COVID-19 cases rises where our offices are located, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no guarantee that we will be as effective while working remotely because our team is dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Decreased effectiveness and availability of our team could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business. In addition, our facilities needs are evolving based on continuing changes and impact on work environments as a result of the COVID-19 pandemic, and we may not be able to alter our contractual commitments to accommodate such changes, which could cause us to incur additional costs or otherwise harm our business. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our platform.
The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business, operations or the global economy as a whole, particularly if the COVID-19 pandemic and related public health measures continue and persists. The rollout of vaccines and the reduction of COVID-19 cases globally could affect the seasonality of our business or boost global GDP growth, which could positively impact our business. However, the return of more in-person activities will result in an increase in our expenses and could result in a range of impacts to our customers, which could impact our business. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. While the spread of the COVID-19 pandemic may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.
Our current operations are and will continue to be global in scope, creating a variety of operational challenges.
We currently have operations and customers across all major global markets. In the three months ended March 31, 2021 and the year ended December 31, 2020, 37%, and 39% of our revenue was generated by customers in EMEA, respectively; 35% and 32% of our revenue was generated by customers in Asia-Pacific, respectively; and 28% and 29% of our revenue was generated by customers in the Americas, respectively. We also have a sales presence in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. For example, we anticipate that we will need to establish relationships with new partners in order to grow in certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2021, approximately 33% of our full-time employees were located outside of the United States. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue growth opportunities, which will require significant dedication of management attention and financial resources.

Table of Contents	Unity Software Inc.
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
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
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
•political instability, hostilities, war or terrorist activities;

Table of Contents	Unity Software Inc.
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"), U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
We rely on third parties to provide critical services that help us deliver our solutions and operate our business. In the course of providing their services, these third parties may support or operate critical business systems for us or store or process personal information and any of the same sensitive, proprietary and confidential information that we handle. These third-party providers may not have adequate security measures and have experienced and could experience in the future security incidents that compromise the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third parties for the resulting liability we incur.
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

Table of Contents	Unity Software Inc.
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
If the market for our platform does not continue to grow or develops more slowly or differently than we expect or we are unable to gain market acceptance for our new products, our business may be harmed.
Our future success depends on increasing demand for solutions to create and operate interactive, real-time 3D content and our ability to continue to develop new products, services, features, and functionality that our customers and end users demand. It is difficult to predict customer adoption rates and demand for our solutions or the future growth rate and size of our market. The expansion of our market depends on a number of factors, including the cost, performance, and perceived value associated with interactive, real-time 3D content creation platforms as an alternative to traditional methods of content creation; the ability to monetize quality interactive content and experiences effectively and efficiently in gaming and across other industries; customer awareness of our platform; the timely completion, introduction and market acceptance of enhancements to our platform or new products that we may introduce; our ability to attract, retain, and effectively train sales personnel; the effectiveness of our marketing programs; and the success of our competitors. The market for solutions like our platform that create and operate interactive, real-time 3D content might not continue to develop or might develop more slowly than we expect for a variety of reasons, including the failure to create new solutions and functionality that meet market demands, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, and competing technologies and solutions.
If the market for our solutions does not continue to grow or develops more slowly or differently than we expect, our business, financial condition, and results of operations may be adversely affected.

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
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. While these laws vary, they generally require detailed notices about collection, usage, sharing, and storage of information; contractual requirements among businesses; privacy governance and documentation; data breach notifications; and a process to honor individuals’ data access, deletion, and correction requests. Among the most stringent of these laws is the General Data Protection Regulation ("GDPR"), which went into effect in the European Union in May 2018 and has also been implemented in the United Kingdom. Companies that violate the GDPR can face private litigation, bans on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue.
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
Transferring data across borders is becoming more difficult with increasing restrictions under foreign privacy laws. For example, the GDPR and other European data protection laws also generally prohibit the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers is implementation of the European Commission’s Standard Contractual Clauses. However, a July 2020 decision of the Court of Justice of the European Union called into question the ability of companies to use the Standard Contractual Clauses for purposes of data transfers from the European Union to the United States, and by implication, most other countries outside of Europe. There are few viable alternatives to the Standard Contractual Clauses, and the law in this area remains dynamic. Other countries where we operate around the world are similarly increasing restrictions on transferring data. Our efforts to comply with Europe's and other countries' cross-border data transfer restrictions may increase the cost and complexity of delivering our services and operating our business yet may not be successful. These restrictions may also increase our exposure to penalties and data processing bans, and reduce demand for our services from companies subject to these restrictions. Loss of our ability to import personal data from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.

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
States have also begun to introduce more comprehensive privacy legislation. For example, California recently enacted the California Consumer Privacy Act ("CCPA") which took effect on January 1, 2020 and emulates the GDPR's requirements regarding privacy notices and honoring individuals' requests to access or delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA created rules that may restrict the use of cookies and similar technologies for advertising purposes in a manner that could harm our advertising business, which relies on these technologies. Privacy requirements under California law will become more restrictive under the newly adopted California Privacy Rights Act, or CPRA, which is set to become effective in January 2023. Additionally, other states appear to be following California’s lead and are considering new, comprehensive privacy legislation, some of which contemplate private rights of action, which may increase the volume and success of class action litigation, that could also adversely affect our business.
There is also increasing focus at the state and federal level on use of sensitive categories of data that Unity may be deemed to collect from time to time. For example, the Biometric Information Privacy Act in Illinois ("BIPA") requires informed consent and provides for statutory damages of up to $5,000 per consumer per violation for intentional violations. BIPA has been the subject of class action litigation and substantial settlements. Some of our products employ technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to these biometric privacy laws. As a result, these products may subject us or our customers to costly litigation, government enforcement action, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition.
There are emerging cases applying existing privacy laws in the U.S., such as the federal and state wiretapping laws in novel and potentially impactful ways that may affect our ability to offer certain products. The outcome of these cases could cause us to make changes to our products to avoid costly litigation, government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children’s Online Privacy Protection Act ("COPPA"), has increased and that trend is expected to continue under the new generation of privacy laws, such as the GDPR, CCPA, and CPRA. We have been and are currently subject to claims related to the privacy of minors predicated on COPPA and other privacy laws, and we may in the future face claims under COPPA, the GDPR, the CCPA, the CPRA, or other laws relating to children’s privacy.
Apart from the requirements of privacy and data security laws, we have obligations relating to privacy and data security under our published policies and documentation, contracts and applicable industry standards. Although we endeavor to comply with these obligations, we may have failed to do so in the past and may be subject to allegations that we have failed to do so or have otherwise processed data improperly. For example, in 2019, we became aware of a research paper alleging that our software, including an older version of the Unity Editor, was inappropriately configured to collect hardware-based persistent identifiers, or MAC addresses. Although we did not use this information to measure behavior or track individuals as alleged by the researchers and we have disabled the configuration described in the paper, we could be subject to enforcement action or litigation alleging that this instance or our other data processing practices violate our contractual obligations, policies, federal or state laws prohibiting unfair or deceptive business practices, or other privacy laws.

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
As also described in “Risk Factors—Operating system platform providers or application stores may change terms of service, policies or technical requirements to require us or our customers to change data collection and privacy practices, business models, operations, practices, advertising activities or application content, which could adversely impact our business,” the requirements imposed by rapidly changing privacy laws, platform providers, and application stores could limit our ability to operate, harm our reputation, reduce demand for our products, and subject us to regulatory enforcement action, private litigation, and other liability. Such occurrences could adversely affect our business, financial condition and results of operations.
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
Further, some countries may block data transfers as a result of businesses collecting data within a country’s borders as part of broader privacy-related concerns, which could affect our business. For example, the Indian government recently blocked the distribution of several applications of Chinese origin in the interest of sovereignty and integrity of India, defense of India, and security of the Indian state. In undertaking this action, the Indian government partially blocked some of Unity’s services. We contacted the government requesting more information and to explain our business operations, including the accurate location of data processing, and they have unblocked our services. If other countries block our data transfers or services or take similar action against us, our customers, our services, and our business could be harmed.
Adverse changes in the geopolitical relationship between the United States and China or changes in China's economic and regulatory landscape could have an adverse effect on business conditions.
Because our continued business operations in China constitutes a significant part of our current and future revenue growth plans, adverse changes in economic and political policies relating to China could have an adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, U.S. export control regulations relating to China have created restrictions with respect to the sale of our products to various Chinese customers and further changes to regulations could result in additional restrictions. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China.

Table of Contents	Unity Software Inc.
The Chinese economic, legal and political landscape also differs from many developed countries in many respects, including the level of government involvement and regulation, control of foreign exchange and allocation of resources, uncertainty regarding the enforceability and scope of protection for intellectual property rights, a relatively uncertain legal system, and instability related to economic, political and social reform. The laws, regulations and legal requirements in China are also subject to frequent changes. Any actions and policies adopted by the government of the People’s Republic of China ("PRC"), particularly with regard to intellectual property rights and existing cloud-based and Internet restrictions for non-Chinese businesses, or any prolonged slowdown in China’s economy, due to the COVID-19 pandemic, could have an adverse effect on our business, results of operations and financial condition.
In particular, PRC laws and regulations impose restrictions on foreign ownership of companies that engage in internet, market survey, cloud-based services and other related businesses from time to time. Specifically, foreign ownership of an internet content provider may not exceed 50% and the primary foreign investor of such provider must have a record of good performance and operating experience in managing internet content service. Accordingly, our ability to offer cloud-based services in China depends on our ability to implement and maintain structures that are acceptable under PRC laws. If any structure that we have implemented or may in the future implement is determined to be illegal or invalid, the relevant governmental authorities would have broad discretion in dealing with such violation, including revoking our business and operating licenses, requiring us to discontinue or restrict operations, restricting our rights to collect revenue, confiscating our income, requiring us to restructure our ownership structure or operations, imposing additional conditions or requirements with which we may not be able to comply or levying fines. Additionally, the structure that we have implemented or may in the future implement may not be as effective as direct ownership, and we may not be able to enforce our rights to exercise control over our business operation in China. Any of the foregoing could cause significant disruption to our business operations and may materially and adversely affect our business, financial condition, and operating results.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.
We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our global sales and business to the public sector and further develop our reseller channel, we may engage with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not authorize such activities.
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
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the Office of Foreign Assets Control ("OFAC"), that prohibit the shipment of most solutions to embargoed jurisdictions or sanctioned parties without the required export authorizations. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.
Although we have taken precautions to prevent our platform from being provided, deployed or used in violation of export control and sanctions laws, and are in the process of further enhancing our policies and procedures relating to export control and sanctions compliance, we have inadvertently provided products and services to some customers in apparent violation of U.S. export control and economic sanctions laws. In August 2020, we submitted to OFAC and to the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") initial notifications of voluntary self-disclosure concerning these apparent violations. In February 2021, we submitted to OFAC and BIS final notifications of voluntary self-disclosure concerning the same. While we received a cautionary letter from OFAC declining to enforce monetary penalties, we cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future. If we are found to be in violation of U.S. sanctions or export control regulations, it can result in significant fines or penalties and possible incarceration for responsible employees and managers, as well as reputational harm and loss of business.
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
Our customers outside of the United States generated approximately 76% and 75% of our revenue for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, and our growth strategy includes further expanding our operations and customer base across all major global markets. However, any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential customers with global operations. Any decreased use of our platform or limitation on our ability to export or sell our products in major global markets would adversely affect our business, results of operations and growth prospects.
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
We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair") that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the foreign jurisdiction. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our customers reside.

Table of Contents	Unity Software Inc.
Our ability to use our net operating losses and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of December 31, 2020, we had NOL carryforwards for U.S. federal, state, and foreign purposes of $322.2 million, $93.9 million and $274.2 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2024. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017 ("Tax Act"), as modified by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We have determined that we did not experience an ownership change in connection with our initial public offering. However, we may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the California Governor signed into law the 2020 Budget Act which temporarily suspends the utilization of net operating losses and limits the utilization of research credits to $5.0 million annually for 2020, 2021 and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Any legal proceedings, claims against us, or other disputes could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
We are and may in the future become subject to legal proceedings and claims that arise from time to time, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. We were previously involved in two related putative class-action lawsuits brought by end users of games that include our software and include allegations related to violations of privacy laws, which we ultimately settled. We are also currently involved in a dispute with a San Francisco landlord relating to whether the premises conform to the requirements of the lease. In addition, in June 2019, a former senior-level employee brought a lawsuit against us in the San Francisco County Superior Court alleging claims arising under California law for retaliation, termination in violation of the California Fair Employment and Housing Act, failure to prevent discrimination and retaliation, wrongful termination, defamation, and slander. This lawsuit included allegations related to alleged actions by our CEO, John Riccitiello. These allegations were reported in the media. We filed an answer denying every allegation of unlawful conduct made in the complaint and a motion to compel arbitration. The court granted our motion to compel arbitration.
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
The growth and expansion of our business places a continuous, significant strain on our operational and financial resources. Further growth of our operations to support our customer base, our IT systems and our internal controls and procedures may not be adequate to support our operations. For example, we are still in the process of implementing IT and accounting systems to help manage critical functions such as billing and revenue recognition and financial forecasts. As we continue to grow, we may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the growth of our business or otherwise, may result in our inability to accurately forecast our revenue and expenses, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction ("the Securities Act"). In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.

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

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-248255	3.4	September 9, 2020

10.1*	Offer Letter and addendum, dated January 8, 2021, by and between Unity Technologies SF and Marc Whitten

10.2	Offer Letter, dated March 15, 2021, by and between Unity Technologies SF and Luis Felipe Visoso	8-K	001-39497	10.1	March 17, 2021

10.3	Separation Agreement, dated March 24, 2021, by and between the Unity Technologies SF and Kimberly Jabal	8-K	001-39497	10.1	March 30, 2021

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

Table of Contents	Unity Software Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY SOFTWARE INC.

Date: May 12, 2021	By:	/s/ Luis Visoso
Luis Visoso
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)