Form 10-Q
period 2021-06-30
Unity Software Inc.
filed 2021-08-11
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2021, there were 282,518,597 shares of the registrant’s common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended June 30, 2021

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
Additional Information
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Unity” refer to Unity Software Inc. and its consolidated subsidiaries. The Unity design logos, “Unity” and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Unity Software Inc. or its affiliates. Other trade names, trademarks, and service marks used in this Quarterly Report are the property of their respective owners.
Investors and others should note that we may announce material business and financial information using our investor relations website (www.investors.unity.com), our filings with the Securities and Exchange Commission, press releases, public conference calls, and public webcasts as means of complying with our disclosure obligations under Regulation FD. We encourage investors and others interested in our company to review the information that we make available.

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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,001,944	$1,272,578
Marketable securities	587,080	479,406
Accounts receivable, net of allowances of $5,778 and $2,714 as of June 30, 2021 and December 31, 2020, respectively	340,716	274,255
Prepaid expenses	34,877	32,025
Other current assets	30,552	22,396
Total current assets	1,995,169	2,080,660
Property and equipment, net	95,948	95,544
Operating lease right‑of‑use assets	110,656	103,609
Goodwill	342,134	286,251
Intangible assets, net	65,701	57,459
Restricted cash	10,823	21,369
Other assets	41,301	26,333
Total assets	$2,661,732	$2,671,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,306	$11,303
Accrued expenses and other current liabilities	128,142	106,306
Publisher payables	221,368	182,269
Income and other taxes payable	49,336	64,116
Deferred revenue	123,461	113,853
Operating lease liabilities	25,783	25,375
Total current liabilities	556,396	503,222
Long-term deferred revenue	19,570	20,523
Long-term operating lease liabilities	104,574	98,532
Other long-term liabilities	11,409	11,805
Total liabilities	691,949	634,082
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.000005 par value; 100,000 shares authorized, and no shares issued and outstanding as of June 30, 2021; 100,000 shares authorized, no shares issued and outstanding as of December 31, 2020	—	—
Common stock, $0.000005 par value; 1,000,000 and 1,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 282,177 and 273,537 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	3,028,077	2,838,057
Accumulated other comprehensive loss	(3,474)	(3,418)
Accumulated deficit	(1,054,822)	(797,498)
Total stockholders’ equity	1,969,783	2,037,143
Total liabilities and stockholders’ equity	$2,661,732	$2,671,225
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$273,562	$184,331	$508,334	$351,325
Cost of revenue	57,725	40,432	116,459	72,300
Gross profit	215,837	143,899	391,875	279,025
Operating expenses
Research and development	154,216	85,108	308,231	166,859
Sales and marketing	74,888	43,716	144,681	86,975
General and administrative	135,917	39,920	199,049	77,473
Total operating expenses	365,021	168,744	651,961	331,307
Loss from operations	(149,184)	(24,845)	(260,086)	(52,282)
Interest expense	(485)	(656)	(600)	(788)
Interest income and other expense, net	70	(662)	1,635	1,194
Loss before provision for income taxes	(149,599)	(26,163)	(259,051)	(51,876)
Provision for (benefit from) income taxes	(1,257)	1,188	(3,249)	2,211
Net loss	(148,342)	(27,351)	(255,802)	(54,087)
Basic and diluted net loss per share:
Net loss per share attributable to our common stockholders, basic and diluted	$(0.53)	$(0.21)	$(0.92)	$(0.42)
Weighted-average shares used in per share calculation attributable to our common stockholders, basic and diluted	280,374	129,826	278,233	128,804
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(148,342)	$(27,351)	$(255,802)	$(54,087)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	81	18	50	(77)
Change in unrealized losses on marketable securities	(3)	—	(106)	—
Other comprehensive loss	78	18	(56)	(77)
Comprehensive loss	$(148,264)	$(27,333)	$(255,858)	$(54,164)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2021
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2021	—	$—	279,170,161	$2	$2,927,242	$(3,552)	$(906,480)	$2,017,212
Issuance of common stock from exercise of stock options	—	—	2,287,484	—	15,435	—	—	15,435
Issuance of common stock for settlement of RSUs	—	—	719,399	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	74,913	—	—	74,913
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	10,487	—	—	10,487
Net loss	—	—	—	—	—	—	(148,342)	(148,342)
Foreign currency translation adjustment	—	—	—	—	—	81	—	81
Unrealized loss on investments	—	—	—	—	—	(3)	—	(3)
Balance at June 30, 2021	—	$—	282,177,044	$2	$3,028,077	$(3,474)	$(1,054,822)	$1,969,783

	Three Months Ended June 30, 2020
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2020	102,717,396	$836,529	128,569,006	$1	$338,183	$(3,727)	$(541,926)	$629,060
Issuance of common stock from exercise of stock options	—	—	392,693	—	1,507	—	—	1,507
Issuance of common stock from exercise of stock options in connection with nonrecourse promissory note	—	—	5,656,927	—	8,856	—	—	8,856
Common stock issued in connection with acquisitions	—	—	1,030,711	—	23,362	—	—	23,362
Stock‑based compensation expense	—	—	—	—	11,963	—	—	11,963
Net loss	—	—	—	—	—	—	(27,351)	(27,351)
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Balance at June 30, 2020	102,717,396	$836,529	135,649,337	$1	$383,871	$(3,709)	$(569,277)	$647,415
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2021
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	—	$—	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$2,037,143
Cumulative effect of accounting change	—	—	—	—	—	—	(1,522)	(1,522)
Issuance of common stock from exercise of stock options	—	—	6,831,982	—	38,059	—	—	38,059
Issuance of common stock for settlement of RSUs	—	—	1,807,844	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	139,337	—	—	139,337
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	12,624	—	—	12,624
Net loss	—	—	—	—	—	—	(255,802)	(255,802)
Foreign currency translation adjustment	—	—	—	—	—	50	—	50
Unrealized loss on investments	—	—	—	—	—	(106)	—	(106)
Balance at June 30, 2021	—	$—	282,177,044	$2	$3,028,077	$(3,474)	$(1,054,822)	$1,969,783

	Six Months Ended June 30, 2020
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	95,899,214	$686,559	123,261,024	$1	$226,173	$(3,632)	$(515,190)	$393,911
Issuance of common stock	—	—	4,545,455	—	100,000	—	—	100,000
Issuance of common stock from exercise of stock options	—	—	1,160,220	—	3,936	—	—	3,936
Issuance of common stock from exercise of stock options in connection with nonrecourse promissory note	—	—	5,656,927	—	8,856	—	—	8,856
Common stock issued in connection with acquisitions	—	—	1,030,711	—	23,362	—	—	23,362
Purchase and retirement of treasury stock	—	—	(5,000)	—	(110)	—	—	(110)
Issuance of convertible Series E preferred stock, net of issuance costs	6,818,182	149,970	—	—	—	—	—	149,970
Stock‑based compensation expense	—	—	—	—	21,654	—	—	21,654
Net loss	—	—	—	—	—	—	(54,087)	(54,087)
Foreign currency translation adjustment	—	—	—	—	—	(77)	—	(77)
Balance at June 30, 2020	102,717,396	$836,529	135,649,337	$1	$383,871	$(3,709)	$(569,277)	$647,415
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(255,802)	$(54,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,102	20,010
Stock-based compensation expense	139,337	21,654
Stock-based compensation expense in connection with modified awards for certain employees	12,624	—
Other	7,680	1,393
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(67,549)	(8,828)
Prepaid expenses	(2,806)	(4,870)
Other current assets	(9,959)	(11,837)
Operating lease right-of-use ("ROU") assets	11,895	12,008
Deferred tax, net	(3,139)	114
Other assets	(8,819)	(309)
Accounts payable	(1,274)	1,205
Accrued expenses and other current liabilities	19,944	5,819
Publisher payables	39,099	1,671
Income and other taxes payable	(16,477)	(3,400)
Operating lease liabilities	(12,804)	(12,065)
Other long-term liabilities	149	5,173
Deferred revenue	8,236	10,930
Net cash used in operating activities	(115,563)	(15,419)
Investing activities
Purchase of marketable securities	(290,808)	—
Proceeds from principal repayments on marketable securities	11,624	—
Maturities of marketable securities	168,000	—
Purchase of non-marketable investments	(4,600)	—
Purchase of property and equipment	(18,551)	(19,275)
Acquisition of intangible assets	—	(750)
Business acquisitions, net of cash acquired	(69,430)	(23,338)
Net cash used in investing activities	(203,765)	(43,363)

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Financing activities
Proceeds from revolving loan facility	—	125,000
Payment of debt issuance costs	—	(247)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	149,970
Proceeds from issuance of common stock	—	100,000
Purchase and retirement of treasury stock	—	(110)
Proceeds from exercise of stock options	38,059	3,936
Proceeds from exercise of stock options in connection with nonrecourse promissory note	—	8,856
Net cash provided by financing activities	38,059	387,405
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	89	(52)
Increase (decrease) in cash, cash equivalents, and restricted cash	(281,180)	328,571
Cash and restricted cash, beginning of period	1,293,947	147,096
Cash, cash equivalents, and restricted cash, end of period	$1,012,767	$475,667

Supplemental disclosure of cash flow information:
Cash paid for interest	$110	$723
Cash paid for income taxes, net of refunds	$5,839	$9,453
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business acquisitions	$—	$23,126
Fair value of common stock issued as consideration for acquisition of intangible assets	$—	$236
Accrued property and equipment	$4,743	$3,180
The below table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2021	2020
Cash and cash equivalents	$1,001,944	$453,258
Restricted cash	10,823	22,409
Total cash, cash equivalents, and restricted cash	$1,012,767	$475,667
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
We were founded as Over the Edge Entertainment in Denmark in 2004. We reorganized as a Delaware corporation on May 28, 2009 as Unity Software Inc. (collectively referred to with its wholly owned subsidiaries as “we,” “our” or “us”). We provide a comprehensive set of software solutions to create, run and monetize interactive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices, among others.
We are headquartered in San Francisco, California and have operations in the United States, Denmark, Belgium, Canada, China, Colombia, Finland, France, Germany, Ireland, Israel, Japan, Lithuania, Singapore, South Korea, Spain, Sweden, and the United Kingdom.
We market our solutions directly through our online store and field sales operations in North America, Denmark, China, Finland, Germany, Israel, Japan, Singapore, South Korea, and Spain, and indirectly through independent distributors and resellers worldwide.
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2021 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.
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
Accounts Receivable
We record accounts receivable at the original invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. We make estimates of expected credit losses for the allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The estimated credit loss allowance is recorded as a general and administrative expense on our condensed consolidated statement of operations. As of June 30, 2021, the allowance for credit losses was $5.8 million.

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
3. Revenue
Disaggregation of Revenue
Revenue by Source
The following table presents our revenue disaggregated by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Create Solutions	$72,364	$55,091	$142,751	$101,787
Operate Solutions	182,916	112,513	329,494	216,881
Strategic Partnerships and Other	18,282	16,727	36,089	32,657
Total revenue	$273,562	$184,331	$508,334	$351,325
Additional information regarding our revenue by source is discussed under the heading “Revenue Recognition” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
Revenue by Geographic Area
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$62,566	$47,314	$119,572	$87,803
Greater China (1)(2)	41,891	24,435	78,440	48,191
EMEA (1)(3)	105,260	68,303	191,362	132,995
APAC (1)(4)	53,905	35,237	99,584	65,648
Other Americas (1)(5)	9,940	9,042	19,376	16,688
Total revenue	$273,562	$184,331	$508,334	$351,325
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
Contract assets (unbilled receivables) included in accounts receivable are recorded when revenue is recognized in advance of customer invoicing. Unbilled receivables totaled $22.0 million and $26.3 million as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three and six months ended June 30, 2021 that was included in the deferred revenue balances at April 1, 2021 and January 1, 2021 was $48.2 million and $75.2 million, respectively. The satisfaction of performance obligations typically lags behind payments received under contract from customers, which may lead to an increase in our deferred revenue balance over time.
Remaining Performance Obligations
As of June 30, 2021, we had total remaining performance obligations of $220.9 million, which represents the total contract transaction price allocated to undelivered performance obligations primarily for Create Solutions subscriptions, Enterprise Support, and Strategic Partnership contracts, which are generally recognized over the next three years. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. This amount excludes contracts with an original expected term of one year or less and contracts for which we recognize revenue in the amount and in the same period in which we invoice for services performed. We expect to recognize $102.0 million or 46% of this revenue during the next 12 months. We expect to recognize the remaining $118.9 million or 54% of this revenue thereafter.

Table of Contents	Unity Software Inc.
4. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following as of June 30, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$93,223	$—	$—	$93,223
Commercial paper	66,720	—	—	66,720
Total cash equivalents	$159,943	$—	$—	$159,943

Marketable securities:
Asset-backed securities	$48,407	$22	$(6)	$48,423
Corporate bonds	140,168	28	(81)	140,115
U.S. treasury securities	327,050	67	(42)	327,075
Supranational bonds	71,508	6	(47)	71,467
Total marketable securities	$587,133	$123	$(176)	$587,080
Cash equivalents and marketable securities consisted of the following as of December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$660,086	$—	$—	$660,086
Commercial paper	75,726	—	—	75,726
Total cash equivalents	$735,812	$—	$—	$735,812

Marketable securities:
Asset-backed securities	$49,950	$54	$(39)	$49,965
Corporate bonds	92,312	31	(21)	92,322
U.S. treasury securities	327,025	81	(56)	327,050
Supranational bonds	10,066	4	(1)	10,069
Total marketable securities	$479,353	$170	$(117)	$479,406
We do not intend to sell any of the securities in an unrealized loss position and we expect to realize the full value of all these investments which may be upon maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended June 30, 2021.
The following table summarizes the amortized cost and fair value of our marketable securities as of June 30, 2021, by contractual years to maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$355,765	$355,865
Due between one and three years	231,368	231,215
Total	$587,133	$587,080
There were no material realized or unrealized gains or losses, either individually or in the aggregate.

Table of Contents	Unity Software Inc.
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
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$93,223	$—	$—	$93,223
Commercial paper	—	66,720	—	66,720
Total cash equivalents	$93,223	$66,720	$—	$159,943

Marketable securities:
Asset-backed securities	$—	$48,423	$—	$48,423
Corporate bonds	—	140,115	—	140,115
U.S. treasury securities	—	327,075	—	327,075
Supranational bonds	—	71,467	—	71,467
Total marketable securities	$—	$587,080	$—	$587,080
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
2021 Acquisitions
Metaverse Technologies Limited
In June 2021, we completed the acquisition of 100% of the issued share capital of Metaverse Technologies Limited ("Metaverse") for consideration of $45.7 million in cash.
Metaverse is a software company that develops first class software and solutions to help take the best out of computer-aided design ("CAD") data, reducing time and efforts and maximizing visualization performance. Metaverse bridges the gap between complex models that are made for design or engineering and the real-time 3D world.
The following table summarizes the consideration paid for Metaverse and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$45,710
Fair value of total consideration transferred	$45,710
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,096
Intangible assets	12,340
Other assets and liabilities, net	196
Income and other taxes payable	(1,470)
Other payable	(345)
Deferred tax liability	(2,285)
Total identifiable net assets assumed	9,532
Goodwill	36,178
Total	$45,710

Table of Contents	Unity Software Inc.
We recorded $0.6 million and $0.8 million in transaction costs associated with the Metaverse acquisition for the three and six months ended June 30, 2021, respectively. These costs were recorded within general and administrative expenses.
Pro forma results of operations for the Metaverse acquisition have not been presented because the acquisition is not material to the condensed consolidated statements of operations and comprehensive loss.
Other 2021 Acquisition
During the six months ended June 30, 2021, we completed the acquisition of Visual Live 3D LLC ("Visual Live") for total consideration of approximately $24.8 million payable in cash. In aggregate, $5.1 million was attributed to intangible assets and represents acquired developed technology, customer relationships, and trademarks, $0.6 million was attributed to other assets, $19.8 million was attributed to goodwill and $0.6 million was attributed to other liabilities assumed. This acquisition was strategic in nature as it enhanced our product offerings.
We recorded $0.6 million in transaction costs associated with this acquisition for the six months ended June 30, 2021. These costs were recorded within general and administrative expenses.
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
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2021 (in thousands):

Balance as of December 31, 2020	$286,251
Goodwill from Visual Live acquisition	19,779
Goodwill from Metaverse acquisition	36,178
Measurement period adjustments	(74)
Balance as of June 30, 2021	$342,134

Table of Contents	Unity Software Inc.
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of June 30, 2021
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$96,074	$(38,839)	$57,235
Customer relationships	2.3	17,951	(10,941)	7,010
Trademark	3.2	3,907	(2,451)	1,456
Total intangible assets		$117,932	$(52,231)	$65,701

	As of December 31, 2020
	Weighted‑Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$83,688	$(32,342)	$51,346
Customer relationships	2.2	13,327	(8,682)	4,645
Trademark	3.3	3,507	(2,039)	1,468
Total intangible assets		$100,522	$(43,063)	$57,459
(1)    Based on weighted-average useful life established as of the acquisition date.
The following table presents the amortization of finite-lived intangible assets included on our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$4,709	$4,150	$9,168	$8,294
As of June 30, 2021, the estimated future amortization of finite-lived intangible assets for each of the next five years and thereafter was as follows (in thousands):

Remainder of 2021	$10,114
2022	17,878
2023	14,434
2024	13,284
2025	7,123
Thereafter	2,868
Total	$65,701

8. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	June 30, 2021	December 31, 2020
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$69,939	$65,669
Computer and other hardware	65,886	58,568
Furniture	25,068	23,685
Internally developed software	2,043	3,301
Purchased software	1,407	1,436
Construction in progress	15,133	13,343
Total gross property and equipment	179,476	166,002
Accumulated depreciation and amortization (1)	(83,528)	(70,458)
Property and equipment, net	$95,948	$95,544
(1)    The following table presents the depreciation and amortization of property and equipment included on our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$7,561	$6,050	$14,934	$11,716
Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	June 30, 2021	December 31, 2020
United States	$32,087	$35,494
Canada	25,881	20,063
United Kingdom	16,380	17,846
Greater China	4,861	5,653
EMEA, excluding United Kingdom (1)	11,588	11,181
APAC (1)	2,961	3,546
Other Americas, excluding Canada (1)	778	809
Total long-lived assets, net	$94,536	$94,592
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Accrued expenses	$73,583	$53,535
Accrued compensation	54,559	52,771
Accrued expenses and other current liabilities	$128,142	$106,306
Sales Commissions
We consider internal sales commissions as potential incremental costs of obtaining the contract with a customer. We apply a practical expedient to expense incremental costs incurred if the period of the benefit is one year or less. Incremental costs that have a period of benefit greater than one year are capitalized and amortized over the estimated period of benefit. Capitalized commissions, net of amortization, are included in other current assets and other assets on our condensed consolidated balance sheets. We capitalized $6.6 million and $8.8 million of sales commissions for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.
As of June 30, 2021, capitalized commissions, net of amortization, included in other current assets and other assets were $5.1 million and $6.5 million, respectively. Capitalized commissions, net of amortization, included in other current assets and other assets were $2.9 million and $4.4 million, respectively, as of December 31, 2020.
Capitalized commissions are amortized over the expected period of benefit, which we have determined, based on analysis, to be three years. Amortization of capitalized commissions are included in sales and marketing expenses on our condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2021 and 2020, we amortized $1.3 million and $0.2 million of capitalized commissions, respectively. For the six months ended June 30, 2021 and 2020, we amortized $2.3 million and $0.4 million of capitalized commissions, respectively. We did not incur any impairment losses for the six months ended June 30, 2021 and 2020.
9. Leases
We have operating leases for offices and equipment, which have remaining lease terms of less than one year to 10.5 years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease from less than one year up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense, excluding ROU asset impairment	$7,407	$7,680	$14,708	$14,793
Short-term lease expense	125	220	242	527
Variable lease expense	1,471	1,135	2,446	2,835
Sublease income	(93)	(8)	(186)	(26)
Total lease expense	$8,910	$9,028	$17,210	$18,129

Other information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$15,532	$13,569
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$18,999	$23,834
As of June 30, 2021, our operating leases had a weighted-average remaining lease term of 6.25 years and a weighted-average discount rate of 4.3%.
As of June 30, 2021, future minimum lease payments under our non-cancellable operating leases were as follows (in thousands):

Operating Leases (1)
Remainder of 2021	$15,503
2022	29,902
2023	24,422
2024	21,307
2025	16,290
Thereafter	41,875
Total future minimum lease payments	149,299
Less: imputed interest	(18,942)
Present value of lease liabilities	$130,357
(1)    Excludes future minimum payments for leases which have not yet commenced as of June 30, 2021.
In August 2018, we entered into a lease agreement for approximately 150,000 square feet of office space in San Francisco, California. In June 2021, we entered into an agreement to terminate the lease, which involved a one-time payment of $43.5 million, all of which was recorded in general and administrative expense on our condensed consolidated statement of operations.
10. Borrowings
On December 20, 2019, we entered into a revolving credit agreement (the “Credit Agreement”), which provided for a committed revolving loan facility of up to $125.0 million (the “Revolving Facility”) and included a $20.0 million letter of credit subfacility (the “LC Capacity” and together with the Revolving Facility, the “Credit Facility”). Borrowings under the Credit Facility were available for working capital and general corporate purposes. The Credit Facility had a maturity date of December 20, 2024.
At our option, we were to specify whether the loans made under the Revolving Facility were an Alternate Base Rate (“ABR”) borrowing or a Eurodollar borrowing, which then determined the annual interest rate. ABR borrowings bore interest at the ABR plus 0.50%. Eurodollar borrowings bore interest at the adjusted LIBO Rate plus 1.50%.
The ABR equaled the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) the sum of the adjusted one-month LIBO Rate for a Eurodollar borrowing plus 1.00%. The ABR was subject to a floor of 1.00%.
For ABR borrowings, interest was payable on the last day of March, June, September, and December of each year. For Eurodollar borrowings, interest was payable on the last day of each interest period for the applicable borrowing, and if such interest period extended over three months, each day prior to the last day of each three-month interval during such interest period.

Commitments under the Revolving Facility were subject to a commitment fee of 0.25% on the difference between the total committed amount of the Revolving Facility on the one hand, and the amount drawn thereunder plus the aggregate amount of LC Capacity used on the other. An annual letter of credit fee of 1.50% of the average daily undrawn amount of the letters of credit issued thereunder was also payable quarterly. Letters of credit issued under the letter of credit subfacility were subject to a fronting fee of 0.125% on the average daily undrawn amount on such letters of credit.
In March 2020, we borrowed the full $125.0 million amount as a Eurodollar borrowing under the Revolving Facility. In September 2020, we repaid the $125.0 million of indebtedness under the Credit Facility using a portion of the net proceeds we received from our initial public offering ("IPO").
In connection with this borrowing, we recognized $0.6 million and $0.8 million in expense primarily related to the interest cost associated with this borrowing, commitment fees on the undrawn portion and amortization of debt issuance costs during the six months ended June 30, 2021 and 2020, respectively. This amount is reported within “Interest expense” on our condensed consolidated statements of operations and comprehensive loss.
Under the Credit Agreement, we were to maintain a minimum liquidity balance of $75.0 million as of the last day of the most recently completed four consecutive fiscal quarters, which commenced on June 30, 2020. The Credit Agreement contained customary conditions to borrowing, representations and warranties, events of default and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make investments, undergo corporate changes, make dispositions, prepay other indebtedness, pay dividends or other distributions and engage in transactions with our affiliates. The obligations under the Credit Agreement were secured by a perfected security interest in (i) all of our tangible and intangible assets, except for certain customary excluded assets, and (ii) all of our ownership in capital stock of restricted subsidiaries (limited, in the case of the stock of non-U.S. subsidiaries and U.S. subsidiaries that have no material assets other than equity interests and/or indebtedness in foreign subsidiaries that are controlled foreign corporations, to 65% of the capital stock of such subsidiaries). The obligations under the Credit Agreement were also guaranteed by our existing and subsequently acquired or formed material domestic subsidiaries.
In April 2021, we terminated without penalty our Credit Agreement. There was no outstanding indebtedness under the Credit Facility, and we determined that the Credit Facility was no longer necessary. We were in compliance in all material respects with the covenants in the Credit Agreement through April 2021, when the Credit Agreement was terminated.
11. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of June 30, 2021 (in thousands):

	Total	Remainder of 2021	2022‑2023	2024‑2025
Purchase commitments (1)	$119,294	$15,036	$88,633	$15,625
(1)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
Data Center Hosting Commitments
In March 2018, we entered into a cloud service agreement with a total term of six years. Under the agreement, we were granted access to use certain cloud services. Minimum annual commitments increase annually over the term of the agreement. The aggregate value of all annual minimum commitments over the contract term is $210.5 million. Total spend under the agreement for the three months ended June 30, 2021 and 2020 was approximately $28.2 million and $16.3 million, respectively. Total spend under the agreement for the six months ended June 30, 2021 and 2020 was approximately $53.8 million and $28.1 million, respectively. We expect to meet our remaining commitment.

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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2021, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $10.8 million and $21.4 million of secured letters of credit outstanding as of June 30, 2021 and December 31, 2020, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our condensed consolidated balance sheets based on the term of the remaining restriction.
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

As of June 30, 2021, we had reserved a total of 84.0 million shares of common stock under the 2020 Plan, of which 37.8 million were available for grant.
2020 Employee Stock Purchase Plan
Our board of directors also adopted our 2020 Employee Stock Purchase Plan ("2020 ESPP") in August 2020, and our stockholders approved our 2020 ESPP in September 2020.
The maximum number of shares of our common stock that may be issued under our 2020 ESPP is 8,023,463 shares, all of which were available for issuance as of June 30, 2021. Our 2020 ESPP permits participants to purchase shares of our common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us. As of June 30, 2021, we had not yet launched our 2020 ESPP and were under no obligation to do so.
13. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees, including those in connection with modified awards, on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$5,340	$690	$10,457	$1,247
Research and development	33,227	5,990	64,877	10,779
Sales and marketing	14,523	2,277	26,560	4,124
General and administrative	32,310	3,006	50,067	5,504
Total stock-based compensation expense	$85,400	$11,963	$151,961	$21,654
As of June 30, 2021, there was unrecognized compensation expense related to outstanding stock options of $128.5 million to be recognized over the weighted-average remaining vesting period of 2.07 years. As of June 30, 2021, there was unrecognized compensation expense related to unvested restricted stock units of $710.1 million to be recognized over the weighted-average remaining vesting period of 3.14 years. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.
In March 2021, we entered into a separation agreement with our former Chief Financial Officer. The agreement provided for payment of a one-time lump-sum severance benefit of $0.3 million, payment for coverage under COBRA or applicable state law until November 30, 2021, a standard release of claims against us and a partial acceleration and extension of the exercise period of her outstanding equity awards. The stock-based compensation expense totaled $12.6 million in connection with the modified equity awards, of which $2.1 million, along with the one-time lump-sum severance benefit of $0.3 million, were recorded in general and administrative expense in the three months ended March 31, 2021. The remaining $10.5 million of stock-based compensation expense was recorded in general and administrative expense in the three months ended June 30, 2021.

Table of Contents	Unity Software Inc.
Stock Options
A summary of our stock option activity under the 2009 Stock Plan, 2019 Stock Plan, and 2020 Plan is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2020	40,457,875	$8.03	6.87
Granted	1,196,458	$104.32
Exercised	(6,831,982)	$5.59
Forfeited, cancelled, or expired	(547,439)	$11.75
Balance as of June 30, 2021	34,274,912	$11.82	6.57
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.1% - 1.2%	0.4% - 0.5%	0.9% - 1.2%	0.4% - 0.6%
Expected volatility	36.1% - 36.2%	35.7% - 36.3%	36.0% - 36.2%	33.8% - 36.3%
Expected term (in years)	6.25	6.00	6.25	6.00
Fair value of underlying common stock	$100.60 - $103.86	$25.72	$100.60 - $108.10	$22.00 - $25.72
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

Table of Contents	Unity Software Inc.
Restricted Stock Units (“RSUs”)
A summary of our RSU activity under the 2019 Stock Plan and 2020 Plan is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	9,561,791	$53.79
Granted	3,657,958	$105.57
Vested	(1,003,807)	$41.17
Forfeited	(272,700)	$66.37
Unvested as of June 30, 2021	11,943,242	$70.42
The RSUs granted prior to our IPO are subject to both a service-based vesting condition, which is satisfied over one to four years, and a liquidity event vesting condition, which was satisfied upon the completion of our IPO. The RSUs granted subsequent to our IPO only have a service-based vesting condition, which is satisfied over approximately one year to four years.
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
Our effective tax rate for the three and six months ended June 30, 2021 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings being taxed at different tax rates, credits and losses that cannot be benefited due to the valuation allowance on United States and Denmark entities, the tax benefit from stock-based compensation activities during the period, and the tax impact related to the United Kingdom corporate tax rate change, effective April 1, 2023, that was enacted during the period. Our effective tax rate for the three and six months ended June 30, 2020 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings being taxed at different tax rates, credits and losses that cannot be benefited due to the valuation allowance on United States and Denmark entities, and reversal of unrecognized tax benefits due to statute of limitation expiration.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, certain state, Denmark, and certain non-U.S. jurisdictions deferred tax assets will not be realized as of June 30, 2021 and December 31, 2020, and as such, we have maintained a full valuation allowance against such deferred tax assets.

Table of Contents	Unity Software Inc.
As of June 30, 2021, we had $86.7 million of gross unrecognized tax benefits, of which $10.2 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of June 30, 2021 could increase or decrease significantly due to the lapse of statutes of limitations within the next 12 months. As a result, the amount of unrecognized tax benefits may decrease by as much as $2.3 million. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic and diluted net loss per share
Numerator:
Net loss attributable to our common stockholders	$(148,342)	$(27,351)	$(255,802)	$(54,087)
Denominator:
Weighted-average common shares used in per share computation, basic and diluted	280,374	129,826	278,233	128,804
Net loss per share, basic and diluted	$(0.53)	$(0.21)	$(0.92)	$(0.42)
The following table presents the forms of antidilutive potential common shares excluded from the computation of diluted net loss per share for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Convertible preferred stock	—	102,717	—	102,717
Stock options	34,275	46,217	34,275	46,217
RSUs	11,943	—	11,943	—
16. Subsequent Events
In July 2021, we completed the acquisition of a company that provides tools for artists to create complex, realistic 3D vegetation assets for purchase consideration of approximately $20.0 million.
In July 2021, we signed an agreement to purchase a company that designs and develops remote access streaming technology for purchase consideration of $320.0 million. The acquisition is expected to close in the third quarter of the year ending December 31, 2021 subject to closing conditions.
In August 2021, we completed the acquisition of a company that provides an application that allows consumers to create and share their own experiences for purchase consideration of approximately $20.0 million.

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
In the three months ended June 30, 2021, we built upon our history of innovation by achieving a number of milestones that secured our position as the leading platform for creating and operating interactive, real-time 3D content including those identified below.
•Unity continues to increase momentum in non-gaming industries. In the second quarter 2021, Unity added three new automotive manufacturers and also began to work with several consumer product brands, including an eyewear manufacturer and retailer, and an appliance manufacturer known for their advanced designs. Additionally, Unity is getting traction in new markets, including a new contract with The Nature Conservancy to utilize RT3D digital technologies to convey information about water usage in New York state. The Nature Conservancy is a global environment nonprofit with over 1 million members and a diverse staff of over 400 scientists, making them one of the most effective and wide-reaching environmental organizations in the world.

Table of Contents	Unity Software Inc.
•Unity introduces first-ever sustainability grant. Early in the quarter Unity announced its Unity for Humanity Environment and Sustainability Grant, a first-of-its-kind grant program created to help creators who leverage RT3D for positive environmental change. The grant program, created in collaboration with the United Nations Environment Programme and Project Drawdown, will have its first set of awardees in fall 2021.
•Unity acquires PIXYZ and SpeedTree. In Q2, Unity acquired long-time partner Metaverse Technologies, Inc., providers of PIXYZ, the 3D data preparation and optimization software. The acquisition means professional creators can more easily and quickly import 3D data into Unity and optimize models for real-time development. Additionally, in July 2021, Unity acquired Interactive Data Visualization, Inc., the creator of the popular SpeedTree environment creation suite. The acquisition enables a deeper integration of SpeedTree into the Unity ecosystem, enhancing artist authoring workflows and environment creation capabilities.
•Unity released synthetic datasets for reduced AI training time and budgets. Unity announced the Unity Computer Vision Datasets in April 2021, aimed at reducing the cost of developing computer vision applications, and more quickly training Artificial Intelligence (AI) for the manufacturing, retail and security industries.
We continue to invest in research and development and to pursue selective acquisitions and partnerships in order to enhance and expand our platform.
Impact of COVID-19
While our total revenue, cash flows, and overall financial condition have not been adversely impacted to date, the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new strains or mutations such as the delta variant, will directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although we may continue to experience a modest adverse impact on our sales of Create Solutions, our pipeline of customer opportunities for our Create Solutions was largely back to normal levels by the end of 2020, as well as our Strategic Partnerships. Additionally, we have seen an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions and an increase in revenue, along with a decrease in operating expense due to materially reduced travel and spending on events and facilities. However, this increased demand for our Operate Solutions and expense reduction will likely moderate over time, particularly as vaccines are becoming widely available, and as shelter-in-place orders and other related measures and community practices evolve. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions, or seek renegotiations of their contracts, any of which may result in decreased revenue for us. In addition, we may experience customer losses, due to factors including bankruptcy or our customers ceasing operations, which may result in an inability to collect receivables from these customers. In response to the COVID-19 pandemic, we are also requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for our employees to return to in-person offices later this year, however our plans may change if the number of COVID-19 cases rises where our offices are located or if there is an increase in new strains such as the delta variant, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

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
Customers Contributing More Than $100,000 of Revenue
We have a history of strong growth in our customer base. We focus on the number of customers that generated more than $100,000 of revenue in the trailing 12 months, as this segment of our customer base represents the majority of our revenue and revenue growth. We expect that trend to continue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. We had 888 and 716 of such customers in the trailing 12 months as of June 30, 2021 and 2020, respectively, demonstrating our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming. While these customers represented the substantial majority of revenue for the six months ended June 30, 2021 and 2020, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

	As of
	June 30, 2021	June 30, 2020
Dollar-based net expansion rate	142%	142%
Our dollar-based net expansion rate as of June 30, 2021 and 2020, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers, expanded usage among our existing Operate Solutions customers, and improvements in cross-selling our solutions to all of our customers.

Table of Contents	Unity Software Inc.
The chart below illustrates our strong relationship with existing customers by presenting our dollar-based net expansion rate as of the end of each of the past eight quarters.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$273,562	$184,331	$508,334	$351,325
Cost of revenue	57,725	40,432	116,459	72,300
Gross profit	215,837	143,899	391,875	279,025
Operating expenses
Research and development	154,216	85,108	308,231	166,859
Sales and marketing	74,888	43,716	144,681	86,975
General and administrative	135,917	39,920	199,049	77,473
Total operating expenses	365,021	168,744	651,961	331,307
Loss from operations	(149,184)	(24,845)	(260,086)	(52,282)
Interest expense	(485)	(656)	(600)	(788)
Interest income and other expense, net	70	(662)	1,635	1,194
Loss before provision for income taxes	(149,599)	(26,163)	(259,051)	(51,876)
Provision for income taxes	(1,257)	1,188	(3,249)	2,211
Net loss	$(148,342)	$(27,351)	$(255,802)	$(54,087)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	21	22	23	21
Gross margin	79	78	77	79
Operating expenses
Research and development	56	46	61	47
Sales and marketing	27	24	28	25
General and administrative	50	22	39	22
Total operating expenses	133	92	128	94
Loss from operations	(55)	(13)	(51)	(15)
Interest expense	—	—	—	—
Interest income and other expense, net	—	—	—	—
Loss before provision for income taxes	(55)	(13)	(51)	(15)
Provision for income taxes	—	1	(1)	1
Net loss	(55)%	(14)%	(50)%	(16)%
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
Our monetization products are primarily based on a revenue-share model. These products were introduced in 2014 as our first set of Operate Solutions products and currently account for a substantial majority of our Operate Solutions revenue. We recognize monetization revenue primarily when an end user installs an application after seeing an advertisement (contracted on a cost-per-install basis), and to a lesser extent when an advertisement starts (contracted on a cost-per-impression basis). Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. For example, Apple recently implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. If end-users do not opt-in to participate in such tracking as defined by Apple, our ability to monetize through advertising could suffer. The exact effect and implementation of Apple's changes are not yet clear, but we expect these changes to adversely affect our revenue from our monetization products and potentially other Operate Solutions, and such impact could be material.
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

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Create Solutions	$72,364	$55,091	$17,273	31%	$142,751	$101,787	$40,964	40%
Operate Solutions	182,916	112,513	70,403	63%	329,494	216,881	112,613	52%
Strategic Partnerships and Other	18,282	16,727	1,555	9%	36,089	32,657	3,432	11%
Total revenue	$273,562	$184,331	$89,231	48%	$508,334	$351,325	$157,009	45%
The increase in revenue in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was substantially due to revenue growth among existing customers. Create Solutions revenue growth was largely attributable to an increase of new customers, as well as expansion of existing customers. Within Operate Solutions, the substantial majority of our revenue growth was driven by an increase in revenue per customer as customers increased their usage across our Operate portfolio of products and services, due in part to the higher levels of end-user engagement as a result of strong product and sales execution. We also saw an increase of new customers within Operate Solutions.

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
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Cost of revenue	$57,725	$40,432	$17,293	43%	$116,459	$72,300	$44,159	61%
Gross profit	$215,837	$143,899	$71,938	50%	$391,875	$279,025	$112,850	40%
Gross margin	79%	78%		1%	77%	79%		(2)%
Cost of revenue for the three months ended June 30, 2021 increased primarily due to an increase of $11.3 million in personnel-related expense driven by a $4.7 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO, and an increase in headcount to support our Create Solutions and Strategic Partnerships. IT hosting expense also increased by $3.6 million to support growth in our Create and Operate Solutions.
Cost of revenue for the six months ended June 30, 2021 increased primarily due to an increase of $26.8 million in personnel-related expense driven by a $9.2 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO, and an increase in headcount to support our Create Solutions and Strategic Partnerships. IT hosting expense also increased by $10.5 million to support growth in our Create and Operate Solutions. The year-over-year decline in gross margin decreased primarily due to higher personnel-related costs to support our Create Solutions and Strategic Partnerships, and product mix of revenues.
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
Research and development expense is summarized as follows (in thousands, except percentages):

Table of Contents	Unity Software Inc.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Research and development	$154,216	$85,108	$69,108	81%	$308,231	$166,859	$141,372	85%
Research and development expense for the three months ended June 30, 2021 increased primarily due to an increase of $58.2 million in personnel-related expenses driven by a $27.2 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO and an increase in headcount to support continued product innovation. In addition, IT hosting expense increased by $7.3 million due to growing data and compute needs.
Research and development expense for the six months ended June 30, 2021 increased primarily due to an increase of $122.1 million in personnel-related expenses driven by a $54.1 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO and an increase in headcount to support continued product innovation. In addition, IT hosting expense increased by $14.0 million due to growing data and compute needs.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs, advertising and marketing programs, including digital account-based marketing, user events such as developer-centric conferences and our annual Unite user conferences; and allocated overhead. We expect that our sales and marketing expense will increase in absolute dollars as we hire additional personnel, increase our account-based marketing, direct marketing and community outreach activities, invest in additional tools and technologies, and continue to build brand awareness. Our expenses may fluctuate as a percentage of revenue from period to period.
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Sales and marketing	$74,888	$43,716	$31,172	71%	$144,681	$86,975	$57,706	66%
Sales and marketing expense for the three months ended June 30, 2021 increased primarily due to an increase of $23.2 million in personnel-related expenses driven by a $12.2 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO and an increase in headcount to support the growth of our sales and marketing teams. Advertisement expenditures on various social media platforms also increased $4.5 million.
Sales and marketing expense for the six months ended June 30, 2021 increased primarily due to an increase of $45.9 million in personnel-related expenses driven by a $22.4 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO and an increase in headcount to support the growth of our sales and marketing teams. Advertisement expenditures on various social media platforms also increased $9.0 million.

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
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
General and administrative	$135,917	$39,920	$95,997	240%	$199,049	$77,473	$121,576	157%
General and administrative expense for the three months ended June 30, 2021 increased primarily due to a one-time charge of $49.8 million for the termination of a future lease contract, including associated construction in progress write-offs. Personnel-related costs also increased $39.5 million driven by a $29.3 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO, the incremental equity award modification expense associated with the separation of our former Chief Financial Officer and an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions. In addition, professional and insurance expense increased $7.8 million due to increased administrative costs as part of being a public company.
General and administrative expense for the six months ended June 30, 2021 increased primarily due to a one-time charge of $49.8 million for the termination of a future lease contract, including associated construction in progress write-offs. Personnel-related costs also increased $60.1 million driven by a $44.6 million increase in stock-based compensation expense primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO, the incremental equity award modification expense associated with the separation of our former Chief Financial Officer, and an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions. In addition, professional and insurance expense increased $10.0 million due to increased administrative costs as part of being a public company.
Interest Expense
Interest expense consists primarily of interest expense associated with our Credit Agreement. Interest expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Interest expense	$(485)	$(656)	$171	(26)%	$(600)	$(788)	$188	*

*	Not meaningful
Interest expense and fees related to our undrawn credit facility were recognized in the three and six months ended June 30, 2021 on our undrawn credit facility.

Table of Contents	Unity Software Inc.
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
Interest income and other expense, net, is summarized as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Interest income and other expense, net	$70	$(662)	$732	(111)%	$1,635	$1,194	$441	37%
Interest income and other expense, net, for the three and six months ended June 30, 2021 increased primarily due to foreign currency remeasurement gains.
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
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Provision for income taxes	$(1,257)	$1,188	$(2,445)	(206)%	$(3,249)	$2,211	$(5,460)	(247)%
Provision for income taxes decreased primarily due to the tax benefit from stock-based compensation activity in the three months ended June 30, 2021.
Provision for income taxes for the six months ended June 30, 2021 decreased primarily due to the tax benefit from stock-based compensation activity and the tax rate change in the United Kingdom that was enacted in the six months ended June 30, 2021.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with GAAP we use certain non-GAAP performance financial measures, as described below, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe the following non-GAAP measures are useful in evaluating our operating performance. We are presenting these non-GAAP financial measures because we believe, when taken collectively, they may be helpful to investors because they provide consistency and comparability with past financial performance.

Table of Contents	Unity Software Inc.
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
Non-GAAP Gross Profit and Non-GAAP Loss from Operations
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense and employer tax related to employee stock transactions. We define non-GAAP loss from operations as loss from operations excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization of acquired intangible assets expense.
We use non-GAAP gross profit and non-GAAP loss from operations in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP loss from operations provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics exclude stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, and a one-time expense for the termination of a future lease agreement, which we do not consider to be indicative of our overall operating performance.
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
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2021	2020
GAAP gross profit	$215,837	$143,899
Add:
Stock-based compensation expense	5,340	690
Employer tax related to employee stock transactions	511	2
Non-GAAP gross profit	$221,688	$144,591
GAAP gross margin	79%	78%
Non-GAAP gross margin	81%	78%
The year-over-year increase in non-GAAP gross margin was primarily due to strong product optimizations and lower unit costs in Operate Solutions as well as lower platform costs to support Strategic Partnerships.
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2021	2020
GAAP loss from operations	$(149,184)	$(24,845)
Add:
Stock-based compensation expense	85,400	11,963
Employer tax related to employee stock transactions	6,126	75
Amortization of intangible assets expense	4,709	4,150
Lease termination expense	49,795	—
Non-GAAP loss from operations	$(3,154)	$(8,657)
The year-over-year decrease in non-GAAP loss from operations was primarily due to strong revenue growth in Operate Solutions, non-GAAP gross margin improvements, and gaining operating expense leverage across sales and marketing and general and administrative.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, and a one-time expense for the termination of a future lease agreement, as well as the related tax effects of these items. Non-GAAP net loss per share also adds back expense relating to deemed dividends representing excess paid over initial issuance price to repurchase convertible preferred stock. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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
Income Tax Effects of Non-GAAP Adjustments
We utilize a fixed projected tax rate in our computation of non-GAAP income tax effects to provide better consistency across interim reporting periods. In projecting this non-GAAP tax rate, we utilize a financial projection that excludes the direct impact of the non-GAAP adjustments described above, and eliminates the effects of non-recurring and period specific items which can vary in size and frequency. The projected rate considers other factors such as our current operating structure, existing tax positions in various jurisdictions, and key legislation in major jurisdictions where we operate. For the year ended December 31, 2020, the non-GAAP tax rate was (17%). For the year ending December 31, 2021, we have determined the projected non-GAAP tax rate to be (22)%. We will periodically re-evaluate this tax rate, as necessary, for significant events, based on relevant tax law changes, material changes in the forecasted geographic earnings mix, and any significant acquisitions.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Three Months Ended
	June 30,
	2021	2020
GAAP net loss	$(148,342)	$(27,351)
Add:
Stock-based compensation expense	85,400	11,963
Employer tax related to employee stock transactions	6,126	75
Amortization of intangible assets expense	4,709	4,150
Lease termination expense	49,795	—
Income tax effect of non-GAAP adjustments	(2,042)	(657)
Non-GAAP net loss	$(4,354)	$(11,820)

GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.53)	$(0.21)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	0.51	0.12
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.02)	$(0.09)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	280,374	129,826
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	280,374	129,826
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
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(115,563)	$(15,419)
Less:
Purchase of property and equipment	(18,551)	(19,275)
Free cash flow	$(134,114)	$(34,694)
Net cash used in investing activities	$(203,765)	$(43,363)
Net cash provided by financing activities	$38,059	$387,405
The year-over-year decrease in free cash flow was primarily due to the payment of the bonus for our fiscal year ended December 31, 2020, our net loss, higher payroll taxes on stock-based compensation, prepayments of software licenses, an increase in working capital as our business grows, and a one-time payment related to our real estate.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and common stock and through payments received from customers using our platform. As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.6 billion, which were primarily held for working capital purposes.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $1.1 billion as of June 30, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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

Table of Contents	Unity Software Inc.
Our changes in cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(115,563)	$(15,419)
Net cash used in investing activities	(203,765)	(43,363)
Net cash provided by financing activities	38,059	387,405
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	89	(52)
Net change in cash, cash equivalents, and restricted cash	$(281,180)	$328,571
Cash Used in Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $115.6 million and was primarily due to the payment of the bonus for our fiscal year ended December 31, 2020, our net loss, higher payroll taxes on stock-based compensation, prepayments of software licenses, an increase in working capital as our business grows, and a one-time payment related to our real estate . A substantial portion of our accounts receivable balance comes from advertising partners and is offset by an accounts payable amount due to our publishers (Operate Solutions customers). However, the payment terms that we offer our advertising partners are generally shorter than the payment terms with our publishers (Operate Solutions customers). As such, our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $203.8 million, consisting of the purchase of marketable securities of $290.8 million, cash used in acquisitions of $69.4 million, and capital expenditures of $18.6 million partially offset by proceeds of $179.6 million from marketable security principal repayments and maturities.
Cash Provided by Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $38.1 million and consisted solely of proceeds from the exercise of stock options.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases (1)	$149,299	$15,503	$75,631	$16,290	$41,875
Purchase commitments (2)	119,294	15,036	88,633	15,625	—
Total (3)	$268,593	$30,539	$164,264	$31,915	$41,875
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

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and did not have any material holdings in variable interest entities as of June 30, 2021.
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
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.
Recent Accounting Pronouncements
See Note 2, “Summary of Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk
Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.
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

Table of Contents	Unity Software Inc.
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
We have experienced net losses in each period since inception. We incurred net losses of $255.8 million and $54.1 million for the six months ended June 30, 2021 and 2020, respectively, which included $152.0 million and $21.7 million, respectively, of stock-based compensation expense. As of June 30, 2021, we had an accumulated deficit of $1.1 billion. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods, and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. In particular, we intend to continue to make significant investments to grow our business in such areas as:
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
In recent years, we have significantly grown the scale of our business. For example, we launched the first of our Operate Solutions in 2014, we expanded into augmented and virtual reality platforms in 2016 and industries beyond gaming in 2018 and we have acquired more than ten companies since the beginning of 2019. Accordingly, we have a limited history operating our business at its current scale and scope. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets. These risks and uncertainties include challenges in accurate financial planning as a result of limited historical data relevant to the current scale and scope of our business and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.
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
Our revenue was $508.3 million and $351.3 million for the six months ended June 30, 2021 and 2020, respectively. In addition, our employee headcount was 4,613 full-time employees as of June 30, 2021, an increase from 4,001 full-time employees as of December 31, 2020, and our number of customers contributing more than $100,000 of trailing 12-month revenue was 888 as of June 30, 2021, an increase from 716 as of June 30, 2020. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. For example, even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on our ability to execute on our growth strategies.
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
We derived 65% and 62% of our revenue in the six months ended June 30, 2021 and 2020, respectively, from our Operate Solutions. A majority of our Operate Solutions revenue is currently generated under a revenue-share model. The remainder of our Operate Solutions revenue is generated primarily as usage-based revenue for various cloud-based products. We must continually add new features and functionality to our Operate Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Operate Solutions, our business and results of operations would be adversely affected.
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
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers collect, use and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Operate Solutions as well as our resource planning and feature development planning for our software. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. For example, Apple has recently implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. The timing and manner in which Apple's plans will continue to be implemented and their effect on our revenue are not yet clear, but we expect these changes to adversely affect our revenue from our monetization products and potentially other Operate Solutions, and such impact could be material. In addition, if customers have applications removed from these third-party platforms because of a change in platform guidelines that impact our code or practices, we could be exposed to legal risk and lose customers. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.
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
We rely on strategic partnerships and other strategic relationships with hardware, operating system, device, game console and other technology providers in order to be able to offer our customers the ability to deploy their content on a variety of third-party platforms. Strategic Partnerships and Other accounted for approximately 7% and 9% for the six months ended June 30, 2021 and 2020, respectively. If any of these third parties were to suspend, limit or cease their operations or otherwise terminate their relationships with us, our results of operations could be adversely affected. We have entered into separate agreements with each of our strategic partners. Our agreements with our strategic partners are non-exclusive and typically have multi-year terms. Our strategic partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Any loss of a strategic partnership or other strategic relationship could negatively affect the attractiveness of our platform to customers. In addition, we may have disagreements or disputes with these parties that could negatively impact or threaten our relationship with them. We cannot assure you that we will be successful in sourcing additional strategic partnerships or relationships or in retaining or extending our existing relationships with the parties with whom we currently have relationships. If we are unable to source additional strategic relationships or the parties with whom we currently have strategic relationships were to terminate their relationship with us, our revenue could decline and our business could be adversely affected.

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
We currently have operations and customers across all major global markets. In the six months ended June 30, 2021 and the year ended December 31, 2020, 38% and 38% of our revenue was generated by customers in EMEA, respectively; 35% and 32% of our revenue was generated by customers in Asia-Pacific, respectively; and 27% and 30% of our revenue was generated by customers in the Americas, respectively. We also have a sales presence in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. For example, we anticipate that we will need to establish relationships with new partners in order to grow in certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2021, approximately 33% of our full-time employees were located outside of the United States. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue growth opportunities, which will require significant dedication of management attention and financial resources.

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
We are expanding our global operations to better support our growth in global markets. Our corporate structure and associated transfer pricing policies contemplate future growth in global markets, and consider the functions, risks and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions depends on, among other factors, the application of the tax laws of the various jurisdictions, including the United States, to our global business activities, changes in tax rates, new or revised interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. New or revised tax laws may also impact the amount of taxes we pay in different jurisdictions, such as Pillar One and Pillar Two being considered by the Organisation of Economic Co-Operation and Development, which would fundamentally change long-standing transfer pricing principles. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
•changes to our assessment of our ability to realize our deferred tax assets that are based on estimates of our future results, the feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
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
The security measures we take to protect this information may be breached as a result of cyber-attacks, computer malware, software bugs and vulnerabilities, malicious code, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing attacks, supply chain attacks and vulnerabilities through our third party vendors, hacking and other efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Such incidents have become more prevalent in our industry in recent years. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely.
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
One of the most important features of our platform and solutions is broad interoperability with a range of diverse devices, operating systems and third-party applications. Our customers rely on our solutions to create and simultaneously deploy content to a variety of third-party platforms. Similarly, we and our customers also rely on our solutions' interoperability with third-party platforms in order to deliver services. Currently, we support and have strategic partnerships with over 20 such platforms. Third-party platforms are constantly evolving, and we may not be able to modify our solutions to assure compatibility with that of other third parties following development changes within a timely manner. For example, third-party platforms frequently deploy updates to their hardware or software and modify their system requirements. The success of our business depends on our ability to incorporate these updates to third-party licensed software into our technology, effectively respond to changes to device and operating system platform requirements and maintain our relationships with third-party platforms. Our success also depends on our ability to simultaneously manage solutions on multiple platforms and our ability to effectively deploy our solutions to an increasing number of new platforms. Given the number of platforms we support, it can be difficult to keep pace with the number of third-party updates that are required in order to provide the interoperability our customers demand. If we fail to effectively respond to changes or updates to third-party platforms that we support, our business, financial condition and results of operations could be harmed.

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
Transferring data across borders is becoming more difficult with increasing restrictions under foreign privacy laws. For example, the GDPR and other European data protection laws also generally prohibit the transfer of personal data from Europe, including the European Economic Area ("EEA"), United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers is implementation of the European Commission’s Standard Contractual Clauses ("SCCs"). However, a July 2020 decision of the Court of Justice of the European Union called into question the ability of companies to use the SCCs for purposes of data transfers from the European Union to the United States, and by implication, most other countries outside of Europe. In June 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. There are few viable alternatives to the SCCs, and the law in this area remains dynamic. Other countries where we operate around the world are similarly increasing restrictions on transferring data. Our efforts to comply with Europe's and other countries' cross-border data transfer restrictions may increase the cost and complexity of delivering our services and operating our business yet may not be successful. These restrictions may also increase our exposure to penalties and data processing bans, and reduce demand for our services from companies subject to these restrictions. Loss of our ability to import personal data from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.

Table of Contents	Unity Software Inc.
Further, the U.K.'s decision to leave the EU, often referred to as Brexit, has created uncertainty in data protection issues involving the U.K. In particular, it is unclear how data transfers to and from the U.K. will be regulated. Pursuant to a post-Brexit trade deal between the European Union and the U.K., transfers of personal information from the EEA to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. In June 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information to the U.K. to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and can intervene if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the U.K. will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers. Additionally, although the U.K. enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.
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
States have also begun to introduce more comprehensive privacy legislation. For example, California enacted the California Consumer Privacy Act ("CCPA") which took effect on January 1, 2020 and emulates the GDPR's requirements regarding privacy notices and honoring individuals' requests to access or delete personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA created rules that may restrict the use of cookies and similar technologies for advertising purposes in a manner that could harm our advertising business, which relies on these technologies. Privacy requirements under California law will become more restrictive under the newly adopted California Privacy Rights Act, or CPRA, which is set to become effective in January 2023. Additionally, other states appear to be following California’s lead and are considering new, comprehensive privacy legislation, some of which contemplate private rights of action, which may increase the volume and success of class action litigation, that could also adversely affect our business. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both of which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act takes effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023.
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

Table of Contents	Unity Software Inc.
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children’s Online Privacy Protection Act ("COPPA"), has increased and that trend is expected to continue under the new generation of privacy laws, such as the GDPR, CCPA, and CPRA. For example, the U.K.’s Information Commissioner’s Office recently enacted the Age Appropriate Design Code (“Children’s Code”), which imposes various obligations relating to the processing of children’s data, and may begin to enforce the code in September 2021. We have been and are currently subject to claims related to the privacy of minors predicated on COPPA and other privacy laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the CPRA, or other laws relating to children’s privacy.
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
Further, the Federal Trade Commission (“FTC”) has authority to investigate and prosecute unfair or deceptive trade practices and unfair competition, and state attorneys general have comparable authority. Federal and state consumer protection laws and regulations may apply to our operations. The FTC has announced that it is monitoring the use of artificial intelligence and machine learning technology, particularly with respect to bias or discrimination resulting from such use. Similarly, the European Commission recently announced a proposal for a broad regulation that applies to artificial intelligence and machine learning technologies, and additional legislation and regulations pertaining to these technologies may continue to be introduced. Regulatory scrutiny into our business or the technologies upon which we rely may interrupt or require changes to our business practices, divert resources and the attention of management, and result in investigations, all of which may adversely affect our business, financial condition and results of operations.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Our customers outside of the United States generated approximately 77% and 75% of our revenue for the six months ended June 30, 2021 and the six months ended June 30, 2020, respectively, and our growth strategy includes further expanding our operations and customer base across all major global markets. However, any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential customers with global operations. Any decreased use of our platform or limitation on our ability to export or sell our products in major global markets would adversely affect our business, results of operations and growth prospects.

Table of Contents	Unity Software Inc.
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
As of December 31, 2020, we had NOL carryforwards for U.S. federal, state, and foreign purposes of $322.2 million, $93.9 million and $274.2 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2024. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017 ("Tax Act"), as modified by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We have determined that we did not experience an ownership change in connection with our initial public offering. However, we may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the California Governor signed into law the 2020 Budget Act which temporarily suspends the utilization of net operating losses and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Any legal proceedings, claims against us, or other disputes could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
We are and may in the future become subject to legal proceedings and claims that arise from time to time, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. We were previously involved in two related putative class-action lawsuits brought by end users of games that include our software and include allegations related to violations of privacy laws, which we ultimately settled. We were also previously involved in a lease dispute with a San Francisco landlord, which we ultimately settled. In addition, in June 2019, a former senior-level employee brought a lawsuit against us in the San Francisco County Superior Court alleging claims arising under California law for retaliation, termination in violation of the California Fair Employment and Housing Act, failure to prevent discrimination and retaliation, wrongful termination, defamation, and slander. This lawsuit included allegations related to alleged actions by our CEO, John Riccitiello. These allegations were reported in the media. We filed an answer denying every allegation of unlawful conduct made in the complaint and a motion to compel arbitration. The court granted our motion to compel arbitration.
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
We are subject to a variety of laws in the United States and abroad that affect our business, including state and federal laws regarding consumer protection, advertising, electronic marketing, protection of minors, data protection and privacy, data localization requirements, online services, anti-competition, labor, real estate, taxation, intellectual property ownership and infringement, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to our customers or cause us to change or limit our ability to sell our platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures.
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
Based on the market value of our common stock held by non-affiliates as of June 30, 2021, we will cease to be an emerging growth company on December 31, 2021 and therefore will not be able to take advantage of these exemptions.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Based on the market value of our common stock held by non-affiliates as of June 30, 2021, we will cease to be an emerging growth company as of December 31, 2021 which will expedite our obligation for our independent registered public accounting firm to issue an attestation report on management's assessment of our internal control over financial reporting and would accelerate our adoption of accounting standards. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and have compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404. However, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
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

UNITY SOFTWARE INC.

Date: August 11, 2021	By:	/s/ Luis Visoso
Luis Visoso
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)