Form 10-Q
period 2021-09-30
Unity Software Inc.
filed 2021-11-10
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2021, there were 286,010,592 shares of the registrant’s common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended September 30, 2021

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
•our ability to identify, complete, and integrate acquisitions that complement and expand the functionality of our platform, including the proposed acquisition of Weta Digital;
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
•We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our employees, or the inability to attract and retain executives and employees we need to support our operations and growth, could harm our business.
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$755,429	$1,272,578
Marketable securities	524,969	479,406
Accounts receivable, net of allowances of $4,936 and $2,714 as of September 30, 2021 and December 31, 2020, respectively	301,035	274,255
Prepaid expenses	31,158	32,025
Other current assets	24,379	22,396
Total current assets	1,636,970	2,080,660
Property and equipment, net	98,688	95,544
Operating lease right‑of‑use assets	104,762	103,609
Goodwill	638,868	286,251
Intangible assets, net	131,927	57,459
Restricted cash	10,823	21,369
Other assets	56,239	26,333
Total assets	$2,678,277	$2,671,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,587	$11,303
Accrued expenses and other current liabilities	133,656	106,306
Publisher payables	198,686	182,269
Income and other taxes payable	81,334	64,116
Deferred revenue	129,294	113,853
Operating lease liabilities	25,405	25,375
Total current liabilities	578,962	503,222
Long-term deferred revenue	18,614	20,523
Long-term operating lease liabilities	96,967	98,532
Other long-term liabilities	16,632	11,805
Total liabilities	711,175	634,082
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.000005 par value; 100,000 shares authorized, and no shares issued and outstanding as of September 30, 2021; 100,000 shares authorized, no shares issued and outstanding as of December 31, 2020	—	—
Common stock, $0.000005 par value; 1,000,000 and 1,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 285,711 and 273,537 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	3,140,485	2,838,057
Accumulated other comprehensive loss	(3,411)	(3,418)
Accumulated deficit	(1,169,974)	(797,498)
Total stockholders’ equity	1,967,102	2,037,143
Total liabilities and stockholders’ equity	$2,678,277	$2,671,225
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$286,328	$200,784	$794,662	$552,109
Cost of revenue	63,517	47,540	179,976	119,840
Gross profit	222,811	153,244	614,686	432,269
Operating expenses
Research and development	178,413	116,648	486,644	283,507
Sales and marketing	97,425	60,764	242,106	147,739
General and administrative	73,723	117,515	272,772	194,988
Total operating expenses	349,561	294,927	1,001,522	626,234
Loss from operations	(126,750)	(141,683)	(386,836)	(193,965)
Interest expense	—	(615)	(600)	(1,403)
Interest income and other expense, net	(64)	(2,023)	1,571	(829)
Loss before provision for income taxes	(126,814)	(144,321)	(385,865)	(196,197)
Provision for (benefit from) income taxes	(11,662)	398	(14,911)	2,609
Net loss	(115,152)	(144,719)	(370,954)	(198,806)
Basic and diluted net loss per share:
Net loss per share attributable to our common stockholders, basic and diluted	$(0.41)	$(0.97)	$(1.32)	$(1.47)
Weighted-average shares used in per share calculation attributable to our common stockholders, basic and diluted	283,714	149,256	280,080	135,671
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(115,152)	$(144,719)	$(370,954)	$(198,806)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	(9)	209	41	132
Change in unrealized losses on marketable securities	72	—	(34)	—
Other comprehensive loss	63	209	7	132
Comprehensive loss	$(115,089)	$(144,510)	$(370,947)	$(198,674)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2021	—	$—	282,177,044	$2	$3,028,077	$(3,474)	$(1,054,822)	$1,969,783
Issuance of common stock from exercise of stock options	—	—	2,764,097	—	15,091	—	—	15,091
Issuance of common stock for settlement of RSUs	—	—	770,143	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	97,317	—	—	97,317
Net loss	—	—	—	—	—	—	(115,152)	(115,152)
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)
Unrealized loss on investments	—	—	—	—	—	72	—	72
Balance at September 30, 2021	—	$—	285,711,284	$2	$3,140,485	$(3,411)	$(1,169,974)	$1,967,102

	Three Months Ended September 30, 2020
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2020	102,717,396	$836,529	135,649,337	$1	$383,871	$(3,709)	$(569,277)	$647,415
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	28,750,000	—	1,417,582	—	—	1,417,582
Issuance of common stock in connection with charitable donation	—	—	750,000	—	63,615	—	—	63,615
Issuance of common stock from exercise of stock options	—	—	3,027,896	—	11,980	—	—	11,980
Common stock issued in connection with acquisitions	—	—	72,479	—	2,018	—	—	2,018
Conversion of convertible preferred stock to common stock upon initial public offering	(102,717,396)	(836,529)	102,717,396	1	836,528	—	—	—
Stock‑based compensation expense	—	—	—	—	61,806	—	—	61,806
Net loss	—	—	—	—	—	—	(144,719)	(144,719)
Foreign currency translation adjustment	—	—	—	—	—	209	—	209
Balance at September 30, 2020	—	$—	270,967,108	$2	$2,777,400	$(3,500)	$(713,996)	$2,059,906
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2021
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	—	$—	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$2,037,143
Cumulative effect of accounting change	—	—	—	—	—	—	(1,522)	(1,522)
Issuance of common stock from exercise of stock options	—	—	9,596,079	—	53,150	—	—	53,150
Issuance of common stock for settlement of RSUs	—	—	2,577,987	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	236,654	—	—	236,654
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	12,624	—	—	12,624
Net loss	—	—	—	—	—	—	(370,954)	(370,954)
Foreign currency translation adjustment	—	—	—	—	—	41	—	41
Unrealized loss on investments	—	—	—	—	—	(34)	—	(34)
Balance at September 30, 2021	—	$—	285,711,284	$2	$3,140,485	$(3,411)	$(1,169,974)	$1,967,102

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	95,899,214	$686,559	123,261,024	$1	$226,173	$(3,632)	$(515,190)	$393,911
Issuance of common stock	—	—	4,545,455	—	100,000	—	—	100,000
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	28,750,000	—	1,417,582	—	—	1,417,582
Issuance of common stock in connection with charitable donation	—	—	750,000	—	63,615	—	—	63,615
Issuance of common stock from exercise of stock options	—	—	4,188,116	—	15,916	—	—	15,916
Issuance of common stock from exercise of stock options in connection with nonrecourse promissory note	—	—	5,656,927	—	8,856	—	—	8,856
Common stock issued in connection with acquisitions	—	—	1,103,190	—	25,380	—	—	25,380
Purchase and retirement of treasury stock	—	—	(5,000)	—	(110)	—	—	(110)
Issuance of convertible Series E preferred stock, net of issuance costs	6,818,182	149,970	—	—	—	—	—	149,970
Conversion of convertible preferred stock to common stock upon initial public offering	(102,717,396)	(836,529)	102,717,396	1	836,528	—	—	—
Stock‑based compensation expense	—	—	—	—	83,460	—	—	83,460
Net loss	—	—	—	—	—	—	(198,806)	(198,806)
Foreign currency translation adjustment	—	—	—	—	—	132	—	132
Balance at September 30, 2020	—	$—	270,967,108	$2	$2,777,400	$(3,500)	$(713,996)	$2,059,906
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(370,954)	$(198,806)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,222	31,284
Common stock charitable donation expense	—	63,615
Stock-based compensation expense	236,654	83,460
Stock-based compensation expense in connection with modified awards for certain employees	12,624	—
Other	11,004	1,518
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(26,336)	(14,718)
Prepaid expenses	963	(3,173)
Other current assets	(3,771)	(10,083)
Operating lease right-of-use ("ROU") assets	17,826	18,258
Deferred tax, net	(26,912)	1,709
Other assets	(6,536)	(143)
Accounts payable	(183)	(4,158)
Accrued expenses and other current liabilities	23,963	19,683
Publisher payables	16,417	13,479
Income and other taxes payable	15,321	(2,238)
Operating lease liabilities	(20,826)	(17,480)
Other long-term liabilities	(191)	5,347
Deferred revenue	9,775	17,594
Net cash used in operating activities	(71,940)	5,148
Investing activities
Purchase of marketable securities	(295,859)	—
Proceeds from principal repayments on marketable securities	14,853	—
Maturities of marketable securities	229,800	—
Purchase of non-marketable investments	(4,600)	—
Purchase of property and equipment	(27,959)	(28,956)
Acquisition of intangible assets	—	(750)
Business acquisitions, net of cash acquired	(425,198)	(34,968)
Net cash used in investing activities	(508,963)	(64,674)

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Financing activities
Proceeds from revolving loan facility	—	125,000
Payment of principal related to revolving loan facility	—	(125,000)
Payment of debt issuance costs	—	(247)
Proceeds from initial public offering, net of underwriting discounts, commissions, and offering costs	—	1,420,145
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	149,970
Proceeds from issuance of common stock	—	100,000
Purchase and retirement of treasury stock	—	(110)
Proceeds from exercise of stock options	53,150	15,459
Proceeds from exercise of stock options in connection with nonrecourse promissory note	—	8,856
Net cash provided by financing activities	53,150	1,694,073
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	58	181
Increase (decrease) in cash, cash equivalents, and restricted cash	(527,695)	1,634,728
Cash and restricted cash, beginning of period	1,293,947	147,096
Cash, cash equivalents, and restricted cash, end of period	$766,252	$1,781,824

Supplemental disclosure of cash flow information:
Cash paid for interest	$110	$1,307
Cash paid for income taxes, net of refunds	$6,889	$17,696
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business acquisitions	$—	$25,144
Fair value of common stock issued as consideration for acquisition of intangible assets	$—	$236
Stock option exercises in transit	$—	$457
Accrued property and equipment	$7,138	$3,036
Accrued offering costs	$—	$2,563
The below table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2021	2020
Cash and cash equivalents	$755,429	$1,759,415
Restricted cash	10,823	22,409
Total cash, cash equivalents, and restricted cash	$766,252	$1,781,824
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
We are headquartered in San Francisco, California and have operations in the United States, Denmark, Belgium, Canada, China, Colombia, Finland, France, Germany, Ireland, Israel, Japan, Lithuania, Portugal, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom ("U.K.").
We market our solutions directly through our online store and field sales operations in North America, Denmark, China, Finland, Germany, Israel, Japan, Singapore, South Korea, and Spain, and indirectly through independent distributors and resellers worldwide.
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2021 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.
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
Accounts Receivable
We record accounts receivable at the original invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. We make estimates of expected credit losses for the allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The estimated credit loss allowance is recorded as a general and administrative expense on our condensed consolidated statement of operations. As of September 30, 2021, the allowance for credit losses was $4.9 million.

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
3. Revenue
Disaggregation of Revenue
Revenue by Source
The following table presents our revenue disaggregated by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Create Solutions	$83,743	$62,591	$226,744	$164,378
Operate Solutions	185,021	120,023	514,515	336,904
Strategic Partnerships and Other	17,564	18,170	53,403	50,827
Total revenue	$286,328	$200,784	$794,662	$552,109
Additional information regarding our revenue by source is discussed under the heading “Revenue Recognition” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
Revenue by Geographic Area
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$68,668	$52,146	$188,240	$139,949
Greater China (1)(2)	43,717	30,519	122,157	78,710
EMEA (1)(3)	107,135	68,928	298,497	201,923
APAC (1)(4)	57,303	39,816	156,887	105,464
Other Americas (1)(5)	9,505	9,375	28,881	26,063
Total revenue	$286,328	$200,784	$794,662	$552,109
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
Contract assets (unbilled receivables) included in accounts receivable are recorded when revenue is recognized in advance of customer invoicing. Unbilled receivables totaled $21.8 million and $26.3 million as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three and nine months ended September 30, 2021 that was included in the deferred revenue balances at July 1, 2021 and January 1, 2021 was $54.3 million and $96.5 million, respectively. The satisfaction of performance obligations typically lags behind payments received under contract from customers, which may lead to an increase in our deferred revenue balance over time.
Remaining Performance Obligations
As of September 30, 2021, we had total remaining performance obligations of $225.6 million, which represents the total contract transaction price allocated to undelivered performance obligations primarily for Create Solutions subscriptions, Enterprise Support, and Strategic Partnership contracts, which are generally recognized over the next three years. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. This amount excludes contracts with an original expected term of one year or less and contracts for which we recognize revenue in the amount and in the same period in which we invoice for services performed. We expect to recognize $106.4 million or 47% of this revenue during the next 12 months. We expect to recognize the remaining $119.3 million or 53% of this revenue thereafter.

Table of Contents	Unity Software Inc.
4. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following as of September 30, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$35,237	$—	$—	$35,237
Total cash equivalents	$35,237	$—	$—	$35,237

Marketable securities:
Asset-backed securities	$44,922	$15	$(1)	$44,936
Corporate bonds	136,854	29	(34)	136,849
U.S. treasury securities	271,951	59	(14)	271,996
Supranational bonds	71,222	4	(38)	71,188
Total marketable securities	$524,949	$107	$(87)	$524,969
Cash equivalents and marketable securities consisted of the following as of December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$660,086	$—	$—	$660,086
Commercial paper	75,726	—	—	75,726
Total cash equivalents	$735,812	$—	$—	$735,812

Marketable securities:
Asset-backed securities	$49,950	$54	$(39)	$49,965
Corporate bonds	92,312	31	(21)	92,322
U.S. treasury securities	327,025	81	(56)	327,050
Supranational bonds	10,066	4	(1)	10,069
Total marketable securities	$479,353	$170	$(117)	$479,406
We do not intend to sell any of the securities in an unrealized loss position and we expect to realize the full value of all these investments which may be upon maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and nine months ended September 30, 2021.
The following table summarizes the amortized cost and fair value of our marketable securities as of September 30, 2021, by contractual years to maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$318,980	$319,063
Due between one and three years	205,969	205,906
Total	$524,949	$524,969
There were no material realized or unrealized gains or losses, either individually or in the aggregate.

Table of Contents	Unity Software Inc.
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
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of September 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,237	$—	$—	$35,237
Total cash equivalents	$35,237	$—	$—	$35,237

Marketable securities:
Asset-backed securities	$—	$44,936	$—	$44,936
Corporate bonds	—	136,849	—	136,849
U.S. treasury securities	—	271,996	—	271,996
Supranational bonds	—	71,188	—	71,188
Total marketable securities	$—	$524,969	$—	$524,969
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
2021 Acquisitions
Parsec
In September 2021, we completed the acquisition of Parsec Cloud, Inc. ("Parsec") for a total consideration of approximately $333.0 million in cash. Parsec designs and develops remote access streaming technology. Parsec offers a proprietary desktop capturing application primarily used for playing games through video streaming.
The following table summarizes the consideration paid for Parsec and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$332,979
Fair value of total consideration transferred	$332,979
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$23,402
Accounts receivable, net	1,349
Intangible assets	43,200
Other assets and liabilities, net	(124)
Deferred revenue	(2,403)
Deferred tax liability	(8,395)
Total identifiable net assets assumed	57,029
Goodwill (1)	275,950
Total	$332,979
(1)    Goodwill reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset. The goodwill balance is not subject to amortization, and it is not deductible for U.S. income tax purposes.

Table of Contents	Unity Software Inc.
We recorded $1.3 million in transaction costs associated with the Parsec acquisition for the nine months ended September 30, 2021. These costs were recorded within general and administrative expenses.
Pro forma results of operations for the Parsec acquisition have not been presented because the acquisition is not material to the condensed consolidated statements of operations and comprehensive loss.
Metaverse Technologies Limited
In June 2021, we completed the acquisition of Metaverse Technologies Limited ("Metaverse") for consideration of $45.7 million in cash.
Metaverse develops first class software and solutions to prepare and optimize computer-aided design ("CAD") data, reducing time and efforts and maximizing visualization performance. Metaverse bridges the gap between complex models that are made for design or engineering and the real-time 3D world.
The following table summarizes the consideration paid for Metaverse and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$45,721
Fair value of total consideration transferred	$45,721
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,093
Intangible assets	12,340
Other assets and liabilities, net	194
Income and other taxes payable	(1,470)
Other payable	(345)
Deferred revenue	(507)
Deferred tax liability	(2,285)
Total identifiable net assets assumed	9,020
Goodwill	36,701
Total	$45,721
We recorded $0.8 million in transaction costs associated with the Metaverse acquisition for the nine months ended September 30, 2021. These costs were recorded within general and administrative expenses.
Pro forma results of operations for the Metaverse acquisition have not been presented because the acquisition is not material to the condensed consolidated statements of operations and comprehensive loss.
Other 2021 Acquisitions
In March 2021, we completed the acquisition of Visual Live 3D LLC ("Visual Live") for total consideration of approximately $24.8 million in cash. In aggregate, $5.1 million was attributed to intangible assets and represents acquired developed technology, customer relationships, and trademarks, $0.6 million was attributed to other assets, $19.8 million was attributed to goodwill and $0.6 million was attributed to other liabilities assumed.

Table of Contents	Unity Software Inc.
During the nine months ended September 30, 2021, we completed other acquisitions for total consideration of approximately $47.1 million payable in cash. In aggregate, $1.0 million represented cash acquired, $30.2 million was attributed to intangible assets and represented acquired developed technology, customer relationships and trademarks, $20.3 million was attributed to goodwill and $4.4 million was attributed to net liabilities assumed.
These acquisitions were strategic in nature as they enhanced our product offerings. We recorded $3.0 million in transaction costs associated with these acquisitions for the nine months ended September 30, 2021. These costs were recorded within general and administrative expenses.
Pro forma results of operations for these acquisitions have not been presented because the acquisitions are not material to the condensed consolidated statements of operations and comprehensive loss.
7. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations.
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2021 (in thousands):

Balance as of December 31, 2020	$286,251
Goodwill from Parsec acquisition	275,950
Goodwill from Metaverse acquisition	36,701
Goodwill from Visual Live acquisition	19,779
Goodwill from other 2021 acquisitions	20,261
Measurement period adjustments	(74)
Balance as of September 30, 2021	$638,868

Table of Contents	Unity Software Inc.
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of September 30, 2021
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$140,044	$(43,520)	$96,524
Customer relationships	2.8	45,651	(13,105)	32,546
Trademark	3.1	5,607	(2,750)	2,857
Total intangible assets		$191,302	$(59,375)	$131,927

	As of December 31, 2020
	Weighted‑Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$83,688	$(32,342)	$51,346
Customer relationships	2.2	13,327	(8,682)	4,645
Trademark	3.3	3,507	(2,039)	1,468
Total intangible assets		$100,522	$(43,063)	$57,459
(1)    Based on weighted-average useful life established as of the acquisition date.
The following table presents the amortization of finite-lived intangible assets included on our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$7,144	$4,751	$16,312	$13,045
As of September 30, 2021, the estimated future amortization of finite-lived intangible assets for each of the next five years and thereafter was as follows (in thousands):

Remainder of 2021	$9,351
2022	35,467
2023	30,705
2024	25,727
2025	17,191
Thereafter	13,486
Total	$131,927

8. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	September 30, 2021	December 31, 2020
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$75,899	$65,669
Computer and other hardware	69,938	58,568
Furniture	26,610	23,685
Internally developed software	2,945	3,301
Purchased software	1,439	1,436
Construction in progress	12,209	13,343
Total gross property and equipment	189,040	166,002
Accumulated depreciation and amortization (1)	(90,352)	(70,458)
Property and equipment, net	$98,688	$95,544
(1)    The following table presents the depreciation and amortization of property and equipment included on our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$7,976	$6,523	$22,910	$18,239
Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	September 30, 2021	December 31, 2020
United States	$33,204	$35,494
Canada	28,664	20,063
United Kingdom	15,426	17,846
Greater China	4,556	5,653
EMEA, excluding United Kingdom (1)	11,707	11,181
APAC (1)	2,992	3,546
Other Americas, excluding Canada (1)	668	809
Total long-lived assets, net	$97,217	$94,592
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Accrued expenses	$67,094	$53,535
Accrued compensation	66,562	52,771
Accrued expenses and other current liabilities	$133,656	$106,306
Sales Commissions
We consider internal sales commissions as incremental costs of obtaining the contract with a customer. We apply a practical expedient to expense incremental costs incurred if the period of the benefit is one year or less. Incremental costs that have a period of benefit greater than one year are capitalized and amortized over the estimated period of benefit. Capitalized commissions, net of amortization, are included in other current assets and other assets on our condensed consolidated balance sheets. We capitalized $9.5 million and $8.8 million of sales commissions for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.
As of September 30, 2021, capitalized commissions, net of amortization, included in other current assets and other assets were $6.1 million and $6.9 million, respectively. Capitalized commissions, net of amortization, included in other current assets and other assets were $2.9 million and $4.4 million, respectively, as of December 31, 2020.
Capitalized commissions are amortized over the expected period of benefit, which we have determined, based on analysis, to be three years. Amortization of capitalized commissions are included in sales and marketing expenses on our condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2021 and 2020, we amortized $1.6 million and $0.4 million of capitalized commissions, respectively. For the nine months ended September 30, 2021 and 2020, we amortized $3.8 million and $0.7 million of capitalized commissions, respectively. We did not incur any impairment losses for the nine months ended September 30, 2021 and 2020.
9. Leases
We have operating leases for offices and equipment, which have remaining lease terms of less than one year to 10.25 years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease from less than one year up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense, excluding ROU asset impairment	$7,285	$7,446	$21,993	$22,239
Short-term lease expense	172	241	414	767
Variable lease expense	1,173	1,264	3,619	4,100
Sublease income	(93)	(8)	(279)	(34)
Total lease expense	$8,537	$8,943	$25,747	$27,072

Other information related to operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$23,248	$21,946
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$19,061	$24,592
As of September 30, 2021, our operating leases had a weighted-average remaining lease term of 6.14 years and a weighted-average discount rate of 4.3%.
As of September 30, 2021, future minimum lease payments under our non-cancellable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2021	$7,688
2022	29,515
2023	24,106
2024	21,047
2025	16,090
Thereafter	41,309
Total future minimum lease payments	139,755
Less: imputed interest	(17,383)
Present value of lease liabilities	$122,372
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
In connection with this borrowing, we recognized $0.6 million and $1.4 million in expense primarily related to the interest cost associated with this borrowing, commitment fees on the undrawn portion and amortization of debt issuance costs during the nine months ended September 30, 2021 and 2020, respectively. This amount is reported within “Interest expense” on our condensed consolidated statements of operations and comprehensive loss.
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
11. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of September 30, 2021 (in thousands):

	Total	Remainder of 2021	2022‑2023	2024‑2025	Thereafter
Purchase commitments (1)	$603,344	$30,607	$228,845	$247,728	$96,164
(1)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
Data Center Hosting Commitments
In September 2021, we entered into an amended cloud service agreement with an additional term of five years beginning on the amendment date. Under the agreement, we were granted access to use certain cloud services. Minimum annual commitments increase annually over the term of the agreement. The aggregate value of all annual minimum commitments over the contract term is $580.0 million. Total spend under the original and amended cloud service agreements for the three months ended September 30, 2021 and 2020 was approximately $31.4 million and $16.2 million, respectively. Total spend under the original and amended cloud service agreements for the nine months ended September 30, 2021 and 2020 was approximately $84.4 million and $44.3 million, respectively. The total spend under the amended cloud service agreement for the three months ended September 30, 2021 was immaterial. We expect to meet our remaining commitment.

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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of September 30, 2021, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $10.8 million and $21.4 million of secured letters of credit outstanding as of September 30, 2021 and December 31, 2020, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our condensed consolidated balance sheets based on the term of the remaining restriction.
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

As of September 30, 2021, we had reserved a total of 80.5 million shares of common stock under the 2020 Plan, of which 34.5 million were available for grant.
2020 Employee Stock Purchase Plan
Our board of directors adopted the 2020 Employee Stock Purchase Plan ("2020 ESPP") in August 2020 and our stockholders approved the 2020 ESPP in September 2020. The 2020 ESPP permits participants to purchase shares of our common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85%of the lower of the fair market value of our common stock on (i) the first day of an offering or (ii) on the date of purchase. No participant may purchase more than 1,000 shares of common stock in any one offering period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.
The maximum number of shares of our common stock that may be issued under the 2020 ESPP is 8.0 million shares, all of which were available for issuance as of September 30, 2021. The number of shares reserved and available for issuance under the 2020 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2021 through January 31, 2030, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year.
13. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees, including those in connection with modified awards, on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$7,780	$5,072	$18,237	$6,319
Research and development	49,169	31,334	114,046	42,113
Sales and marketing	22,168	10,722	48,728	14,846
General and administrative	18,200	14,678	68,267	20,182
Total stock-based compensation expense	$97,317	$61,806	$249,278	$83,460
As of September 30, 2021, there was unrecognized compensation expense related to outstanding stock options of $116.9 million to be recognized over the weighted-average remaining vesting period of 1.85 years. As of September 30, 2021, there was unrecognized compensation expense related to unvested restricted stock units of $1.0 billion to be recognized over the weighted-average remaining vesting period of 3.09 years. As of September 30, 2021, there was unrecognized compensation expense related to our 2020 ESPP of $4.5 million to be recognized over the weighted-average vesting period of 0.42 years. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.
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

Table of Contents	Unity Software Inc.
Stock Options
A summary of our stock option activity under the 2009 Stock Plan, 2019 Stock Plan, and 2020 Plan is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2020	40,457,875	$8.03	6.87
Granted	1,293,642	$105.99
Exercised	(9,596,079)	$5.54
Forfeited, cancelled, or expired	(759,450)	$12.57
Balance as of September 30, 2021	31,395,988	$12.72	6.46
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.0%	—	0.9% - 1.2%	0.4% - 0.6%
Expected volatility	32.9%	—	32.9% - 36.2%	33.8% - 36.3%
Expected term (in years)	6.25	0.00	6.25	6.00
Fair value of underlying common stock	$126.50	—	$100.60 - $126.50	$22.00 - $25.72
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

Table of Contents	Unity Software Inc.
Restricted Stock Units (“RSUs”)
A summary of our RSU activity under the 2019 Stock Plan and 2020 Plan is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	9,561,791	$53.79
Granted	7,304,819	$107.52
Vested	(1,774,160)	$55.59
Forfeited	(511,293)	$72.09
Unvested as of September 30, 2021	14,581,157	$79.84
The RSUs granted prior to our IPO are subject to both a service-based vesting condition, which is satisfied over one to four years, and a liquidity event vesting condition, which was satisfied upon the completion of our IPO. The RSUs granted subsequent to our IPO only have a service-based vesting condition, which is satisfied over approximately one year to four years.
Employee Stock Purchase Plan ("ESPP")
The first offering period under the 2020 ESPP began on September 1, 2021 and ends on February 28, 2022. During the three and nine months ended September 30, 2021, compensation expense recognized in connection with the 2020 ESPP was $0.9 million.
A summary of our weighted-average assumptions is as follows:

Three and Nine Months Ended September 30,
2021
Expected dividend yield	—
Risk-free interest rate	0.1%
Expected volatility	27.2%
Expected term (in years)	0.50
Estimated fair value	$28.64
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
Our effective tax rate for the three and nine months ended September 30, 2021 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings being taxed at different tax rates, losses that cannot be benefited due to the valuation allowance on United States and Denmark entities, the tax benefit from stock-based compensation activities during the period, and an income tax benefit recognized in the quarter as a result of a partial release of our valuation allowance against our U.S. deferred tax assets in connection with business combinations. Our effective tax rate for the three and nine months ended September 30, 2020 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings being taxed at different tax rates, losses that cannot be benefited due to the valuation allowance on United States and Denmark entities, and the tax benefit from stock based compensation activities during the period.

Table of Contents	Unity Software Inc.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, certain state, Denmark, and certain non-U.S. jurisdictions deferred tax assets will not be realized as of September 30, 2021 and December 31, 2020, and as such, we have maintained a full valuation allowance against such deferred tax assets.
As of September 30, 2021, we had $94.5 million of gross unrecognized tax benefits, of which $11.3 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2021 could increase or decrease significantly due to the lapse of statutes of limitations within the next 12 months. As a result, the amount of unrecognized tax benefits may decrease by as much as $2.3 million. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
15. Net Loss per Share of Common Stock
Basic net loss per share attributable to our common stockholders is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were antidilutive given our net loss in each period presented. Potentially dilutive common shares result from the assumed exercise of outstanding stock options and ESPP and assumed vesting of outstanding RSUs, all using the treasury stock method.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic and diluted net loss per share
Numerator:
Net loss attributable to our common stockholders	$(115,152)	$(144,719)	$(370,954)	$(198,806)
Denominator:
Weighted-average common shares used in per share computation, basic and diluted	283,714	149,256	280,080	135,671
Net loss per share, basic and diluted	$(0.41)	$(0.97)	$(1.32)	$(1.47)
The following table presents the forms of antidilutive potential common shares excluded from the computation of diluted net loss per share for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	31,396	42,979	31,396	42,979
RSUs	14,581	6,936	14,581	6,936

16. Subsequent Events
In November 2021, we entered into a definitive agreement to acquire the engineering talent and artist pipeline, tools, and technology of Weta Digital for $1.625 billion payable in a combination $1.0 billion in cash and $625.0 million in common stock. The closing of this transaction is subject to certain closing conditions and approvals.

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
In the three months ended September 30, 2021, we built upon our history of innovation by achieving a number of milestones that secured our position as the leading platform for creating and operating interactive, real-time 3D content including those identified below.
•Unity announces general availability of Tech Stream 2021.2. The latest release includes key functionality updates focused on quality, productivity and performance, including extensive work on the Universal Render Pipeline ("URP"), an introduction to feature sets, the one-click package installation and configuration tool and improved deferred rendering URP support for some mobile platforms.
•Unity's Operate Solutions introduces new offerings. Unity introduced Unity Gaming Services ("UGS"), a new platform experience that unifies Unity’s existing Operate Solutions for games and introduces new tools and services that are designed to simplify any developer’s ability to launch cross platform, multiplayer games. Additionally, Unity launched Unity Mediation, which includes waterfall and bidding within Unity Ads. These Mediation offerings are designed to help developers build strong revenue streams by easily optimizing demand from their best-performing ad formats and network partners within the same editor and interface they build and manage their game experience.

Table of Contents	Unity Software Inc.
•Unity Sports & Live Entertainment goes live with Metacast. Metacast, Unity’s first RT3D sports platform for creating and delivering interactive content directly to the consumer, launched in partnership with UFC, the leading mixed martial arts organization. Together, Unity and UFC will collaborate on research and development of potential applications for Unity Metacast within UFC content.
We continue to invest in research and development and to pursue selective acquisitions and partnerships in order to enhance and expand our platform.
We believe today we address a total market opportunity of approximately $35 billion across both gaming and other industries. In addition, on November 9, 2021, we and Weta Digital entered into an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which we agreed to acquire certain assets of Weta Digital, subject to the terms and conditions set forth therein. We estimate based on internal models that the acquisition of these certain assets of Weta Digital will increase our total market opportunity by over $10 billion approximately, bringing our total market opportunity to approximately $45 billion.
Impact of COVID-19
While our total revenue, cash flows, and overall financial condition have not been adversely impacted to date, the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new strains or mutations such as the delta variant, will directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although we experienced a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships, our pipeline of customer opportunities for our Create Solutions and Strategic Partnerships were largely back to normal levels by the end of 2020 and we have not experienced COVID-19 related impacts on our Create Solutions during 2021. We did see an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which resulted in higher levels of end-user engagement in Operate Solutions and an increase in revenue, along with a decrease in operating expense due to materially reduced travel and spending on events and facilities, which moderated over time. In response to the COVID-19 pandemic, we are also requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for our employees to return to in-person offices later this year or in 2022, however our plans may change if the number of COVID-19 cases rises where our offices are located or if there is an increase in new strains such as the delta variant, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.
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
Customers Contributing More Than $100,000 of Revenue
We have a history of strong growth in our customer base. We focus on the number of customers that generated more than $100,000 of revenue in the trailing 12 months, as this segment of our customer base represents the majority of our revenue and revenue growth. We expect that trend to continue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. We had 973 and 739 of such customers in the trailing 12 months as of September 30, 2021 and 2020, respectively, demonstrating our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming. While these customers represented the substantial majority of revenue for the nine months ended September 30, 2021 and 2020, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

	As of
	September 30, 2021	September 30, 2020
Dollar-based net expansion rate	142%	144%
Our dollar-based net expansion rate as of September 30, 2021 and 2020, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers, expanded usage among our existing Operate Solutions customers, and improvements in cross-selling our solutions to all of our customers.

Table of Contents	Unity Software Inc.
The chart below illustrates our strong relationship with existing customers by presenting our dollar-based net expansion rate as of the end of each of the past eight quarters.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$286,328	$200,784	$794,662	$552,109
Cost of revenue	63,517	47,540	179,976	119,840
Gross profit	222,811	153,244	614,686	432,269
Operating expenses
Research and development	178,413	116,648	486,644	283,507
Sales and marketing	97,425	60,764	242,106	147,739
General and administrative	73,723	117,515	272,772	194,988
Total operating expenses	349,561	294,927	1,001,522	626,234
Loss from operations	(126,750)	(141,683)	(386,836)	(193,965)
Interest expense	—	(615)	(600)	(1,403)
Interest income and other expense, net	(64)	(2,023)	1,571	(829)
Loss before provision for income taxes	(126,814)	(144,321)	(385,865)	(196,197)
Provision for income taxes	(11,662)	398	(14,911)	2,609
Net loss	$(115,152)	$(144,719)	$(370,954)	$(198,806)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	22	24	23	22
Gross margin	78	76	77	78
Operating expenses
Research and development	62	58	61	51
Sales and marketing	34	30	30	27
General and administrative	26	59	34	35
Total operating expenses	122	147	125	113
Loss from operations	(44)	(71)	(49)	(35)
Interest expense	—	—	—	—
Interest income and other expense, net	—	(1)	—	—
Loss before provision for income taxes	(44)	(72)	(49)	(35)
Provision for income taxes	(4)	—	(2)	—
Net loss	(40)%	(72)%	(47)%	(35)%
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
Our monetization products are primarily based on a revenue-share model. These products were introduced in 2014 as our first set of Operate Solutions products and currently account for a substantial majority of our Operate Solutions revenue. We recognize monetization revenue when an end user installs an application after seeing an advertisement (contracted on a cost-per-install basis), and when an advertisement starts (contracted on a cost-per-impression basis). Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. For example, Apple recently implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. If end-users do not opt-in to participate in such tracking as defined by Apple, our ability to monetize through advertising could suffer. While Apple's privacy changes have been in effect for a few months, uncertainty remains around the long-term impact of these and any other privacy and regulatory changes.
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

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Create Solutions	$83,743	$62,591	$21,152	34%	$226,744	$164,378	$62,366	38%
Operate Solutions	185,021	120,023	64,998	54%	514,515	336,904	177,611	53%
Strategic Partnerships and Other	17,564	18,170	(606)	(3)%	53,403	50,827	2,576	5%
Total revenue	$286,328	$200,784	$85,544	43%	$794,662	$552,109	$242,553	44%
The increase in revenue in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was substantially due to revenue growth among existing customers. Create Solutions revenue growth was largely attributable to an increase of new customers, as well as expansion of existing customers. Within Operate Solutions, the substantial majority of our revenue growth was driven by an increase in revenue per customer as customers increased their usage across our Operate portfolio of products and services, due in part to the higher levels of end-user engagement as a result of strong product and sales execution. We also saw an increase of new customers within Operate Solutions.
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
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Cost of revenue	$63,517	$47,540	$15,977	34%	$179,976	$119,840	$60,136	50%
Gross profit	$222,811	$153,244	$69,567	45%	$614,686	$432,269	$182,417	42%
Gross margin	78%	76%		2%	77%	78%		(1)%
Cost of revenue for the three months ended September 30, 2021 increased primarily due to an increase of $7.1 million in personnel-related expense driven by higher stock-based compensation expense of $2.6 million as headcount increased to support our Create Solutions and Strategic Partnerships. IT hosting expense also increased by $8.0 million to support growth in our Create and Operate Solutions.
Cost of revenue for the nine months ended September 30, 2021 increased primarily due to an increase of $31.3 million in personnel-related expense driven by higher stock-based compensation expense of $11.9 million as headcount increased to support our Create Solutions and Strategic Partnerships. IT hosting expense also increased by $24.7 million to support growth in our Create and Operate Solutions.

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
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Research and development	$178,413	$116,648	$61,765	53%	$486,644	$283,507	$203,137	72%
Research and development expense for the three months ended September 30, 2021 increased primarily due to an increase of $51.8 million in personnel-related expenses, including higher stock-based compensation expense of $17.8 million as headcount increased to support continued product innovation. In addition, IT hosting expense increased by $7.1 million due to growing data and compute needs.
Research and development expense for the nine months ended September 30, 2021 increased primarily due to an increase of $178.9 million in personnel-related expenses, including higher stock-based compensation expense of $71.9 million as headcount increased to support continued product innovation. In addition, IT hosting expense increased by $21.0 million due to growing data and compute needs.
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
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Sales and marketing	$97,425	$60,764	$36,661	60%	$242,106	$147,739	$94,367	64%
Sales and marketing expense for the three months ended September 30, 2021 increased primarily due to an increase of $31.1 million in personnel-related expenses, including higher stock-based compensation expense of $11.4 million as headcount increased to support the growth of our sales and marketing teams. Advertisement expenditures on various social media platforms also increased $3.7 million.

Table of Contents	Unity Software Inc.
Sales and marketing expense for the nine months ended September 30, 2021 increased primarily due to an increase of $70.7 million in personnel-related expenses, including higher stock-based compensation expense of $33.9 million as headcount increased to support the growth of our sales and marketing teams. Advertisement expenditures on various social media platforms also increased $14.7 million.
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
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
General and administrative	$73,723	$117,515	$(43,792)	(37)%	$272,772	$194,988	$77,784	40%
General and administrative expense for the three months ended September 30, 2021 decreased due to a one-time charge of $63.6 million related to the donation of 750,000 shares of our common stock to a charitable foundation in the three months ended September 30, 2020. The decrease in expense was partially offset by an increase of $10.9 million in professional and insurance expenses. Personnel-related costs also increased by $8.3 million, including higher stock-based compensation expense of $3.5 million as headcount increased to support the growth of our finance, accounting, human resources, IT, and legal functions.
General and administrative expense for the nine months ended September 30, 2021 increased primarily due to a one-time charge of $49.8 million for the termination of a future lease contract, including associated construction in progress write-offs. Personnel-related costs also increased $70.5 million, including higher stock-based compensation expense of $48.1 million primarily related to the incremental equity award modification expense associated with the separation of our former Chief Financial Officer and an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions. In addition, professional and insurance expense increased $23.6 million due to increased administrative costs as part of being a public company. The increase in expenses was partially offset by a one-time charge of $63.6 million related to the donation of 750,000 shares of our common stock to a charitable foundation in the nine months ended September 30, 2020.
Interest Expense
Interest expense consists primarily of interest expense associated with our Credit Agreement. Interest expense is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Interest expense	$—	$(615)	$615	(100)%	$(600)	$(1,403)	$803	(57)%
No interest expense was recognized in the three months ended September 30, 2021 as our credit facility was terminated in April 2021.

Table of Contents	Unity Software Inc.
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
Interest income and other expense, net, is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Interest income and other expense, net	$(64)	$(2,023)	$1,959	(97)%	$1,571	$(829)	$2,400	(290)%
Interest income and other expense, net, for the three and nine months ended September 30, 2021 increased primarily due to net investment income and foreign currency remeasurement gains.
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
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
Provision for income taxes	$(11,662)	$398	$(12,060)	(3030)%	$(14,911)	$2,609	$(17,520)	(672)%
Provision for income taxes decreased primarily due to the tax benefit from stock-based compensation activity and the tax benefit recognized as a result of a partial release of our valuation allowance against our U.S. deferred tax assets in connection with business combinations in the three months ended September 30, 2021.
Provision for income taxes for the nine months ended September 30, 2021 decreased primarily due to the tax benefit from stock-based compensation activity, the tax benefit recognized as a result of a partial release of our valuation allowance against our U.S. deferred tax assets in connection with business combinations, and the tax rate change in the U.K. that was enacted in the nine months ended September 30, 2021.
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
We use non-GAAP gross profit and non-GAAP loss from operations in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP loss from operations provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics exclude stock-based compensation expense, employer tax related to employee stock transactions, and amortization of acquired intangible assets expense, which we do not consider to be indicative of our overall operating performance.
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
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2021	2020
GAAP gross profit	$222,811	$153,244
Add:
Stock-based compensation expense	7,780	5,072
Employer tax related to employee stock transactions	975	629
Non-GAAP gross profit	$231,566	$158,945
GAAP gross margin	78%	76%
Non-GAAP gross margin	81%	79%
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
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2021	2020
GAAP loss from operations	$(126,750)	$(141,683)
Add:
Stock-based compensation expense	97,317	61,806
Employer tax related to employee stock transactions	10,214	3,070
Amortization of intangible assets expense	7,144	4,751
Charitable contribution to donor-advised fund	—	63,615
Non-GAAP loss from operations	$(12,075)	$(8,441)
The year-over-year increase in non-GAAP loss from operations was primarily due to higher personnel-related costs, driven by an increase in headcount across the entire company to support the growth in the business, as well as an increase in IT hosting costs to support growth in our Operate Solutions and our growing data and compute needs.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization of acquired intangible assets expense, as well as the related tax effects of these items. Non-GAAP net loss per share also adds back expense relating to deemed dividends representing excess paid over initial issuance price to repurchase convertible preferred stock. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Three Months Ended
	September 30,
	2021	2020
GAAP net loss	$(115,152)	$(144,719)
Add:
Stock-based compensation expense	97,317	61,806
Employer tax related to employee stock transactions	10,214	3,070
Amortization of intangible assets expense	7,144	4,751
Charitable contribution to donor-advised fund	—	63,615
Income tax effect of non-GAAP adjustments	(14,333)	(1,485)
Non-GAAP net loss	$(14,810)	$(12,962)

GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.41)	$(0.97)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	0.35	0.88
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.06)	$(0.09)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	283,714	149,256
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	283,714	149,256
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
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(71,940)	$5,148
Less:
Purchase of property and equipment	(27,959)	(28,956)
Free cash flow	$(99,899)	$(23,808)
Net cash used in investing activities	$(508,963)	$(64,674)
Net cash provided by financing activities	$53,150	$1,694,073
The year-over-year decrease in free cash flow was primarily due to the payment of the bonus for our fiscal year ended December 31, 2020, our net loss, higher payroll taxes on stock-based compensation, prepayments of software licenses, an increase in working capital as our business grows, and a one-time payment related to our real estate.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and common stock and through payments received from customers using our platform. As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.3 billion, which were primarily held for working capital purposes.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $1.2 billion as of September 30, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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
On November 9, 2021, we and Weta Digital entered into the Purchase Agreement, pursuant to which we agreed to acquire certain assets of Weta Digital, subject to the terms and conditions set forth therein. If consummated, the acquisition of Weta Digital may have a significant impact on our liquidity, financial condition, and results of operations.

Table of Contents	Unity Software Inc.
Our changes in cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(71,940)	$5,148
Net cash used in investing activities	(508,963)	(64,674)
Net cash provided by financing activities	53,150	1,694,073
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	58	181
Net change in cash, cash equivalents, and restricted cash	$(527,695)	$1,634,728
Cash Provided by (Used in) Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $71.9 million and was primarily due to the payment of the bonus for our fiscal year ended December 31, 2020, our net loss, higher payroll taxes on stock-based compensation, prepayments of software licenses, an increase in working capital as our business grows, and a one-time payment related to our real estate . A substantial portion of our accounts receivable balance comes from advertising partners and is offset by an accounts payable amount due to our publishers (Operate Solutions customers). However, the payment terms that we offer our advertising partners are generally shorter than the payment terms with our publishers (Operate Solutions customers). As such, our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
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
Cash Used in Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $509.0 million, consisting of the purchase of marketable securities of $295.9 million, cash used in acquisitions of $425.2 million, and capital expenditures of $28.0 million partially offset by proceeds of $244.7 million from marketable security principal repayments and maturities.
During the nine months ended September 30, 2020, cash used in investing activities was $64.7 million, consisting of cash used in acquisitions of $35.7 million and capital expenditures of $29.0 million.
Cash Provided by Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $53.2 million and consisted solely of proceeds from the exercise of stock options.
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

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases (1)	$139,755	$7,688	$74,668	$16,090	$41,309
Purchase commitments (2)	603,344	30,607	228,845	247,728	96,164
Total (3)	$743,099	$38,295	$303,513	$263,818	$137,473
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
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and did not have any material holdings in variable interest entities as of September 30, 2021.
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
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.
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
We have experienced net losses in each period since inception. We incurred net losses of $371.0 million and $198.8 million for the nine months ended September 30, 2021 and 2020, respectively, which included $249.3 million and $83.5 million, respectively, of stock-based compensation expense. As of September 30, 2021, we had an accumulated deficit of $1.2 billion. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods, and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. In particular, we intend to continue to make significant investments to grow our business in such areas as:
•research and development, including investments in our engineering teams and in further differentiating our platform and solutions with improvements to our Create and Operate Solutions, as well as the development of new products and features, including in consumer markets and live sports and entertainment;
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
Our revenue was $794.7 million and $552.1 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, our employee headcount was 4,934 full-time employees as of September 30, 2021, an increase from 4,001 full-time employees as of December 31, 2020, and our number of customers contributing more than $100,000 of trailing 12-month revenue was 973 as of September 30, 2021, an increase from 739 as of September 30, 2020. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. For example, even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on our ability to execute on our growth strategies.
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
We derived 65% and 61% of our revenue in the nine months ended September 30, 2021 and 2020, respectively, from our Operate Solutions. A majority of our Operate Solutions revenue is currently generated under a revenue-share model. The remainder of our Operate Solutions revenue is generated primarily as usage-based revenue for various cloud-based products. We must continually add new features and functionality to our Operate Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Operate Solutions, our business and results of operations would be adversely affected.
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
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers offer solutions or collect, use and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Operate Solutions as well as our resource planning and feature development planning for our software. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers offer solutions or collect, use and share data from end-user devices. For example, Apple has recently implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. While Apple's privacy changes have been in effect for a few months, uncertainty remains around the long-term impact of these and any other privacy and regulatory changes. In addition, if customers have applications removed from these third-party platforms because of a change in platform guidelines that impact our code or practices, we could be exposed to legal risk and lose customers. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.
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
Our growth strategy is based, in part, on expanding into new industries beyond gaming, including architecture, engineering, construction, automotive, transportation, manufacturing, film, television, professional artistry, and retail, and across use cases, including automobile and building design, online and augmented reality product configurators, autonomous driving simulation and augmented reality workplace safety training, among others. The market for interactive real-time 3D and 2D content in industries beyond gaming is in an early stage of development, and it is uncertain whether this market will develop as we expect, how rapidly it will develop and how much it will grow. In addition, we have limited experience in addressing these markets and the investments that we are continuing to make to expand further into these markets may be ineffective.

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
We rely on strategic partnerships and other strategic relationships with hardware, operating system, device, game console and other technology providers in order to be able to offer our customers the ability to deploy their content on a variety of third-party platforms. Strategic Partnerships and Other accounted for approximately 7% and 9% of revenue for the nine months ended September 30, 2021 and 2020, respectively. If any of these third parties were to suspend, limit or cease their operations or otherwise terminate their relationships with us, our results of operations could be adversely affected. We have entered into separate agreements with each of our strategic partners. Our agreements with our strategic partners are non-exclusive and typically have multi-year terms. Our strategic partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Any loss of a strategic partnership or other strategic relationship could negatively affect the attractiveness of our platform to customers. In addition, we may have disagreements or disputes with these parties that could negatively impact or threaten our relationship with them. We cannot assure you that we will be successful in sourcing additional strategic partnerships or relationships or in retaining or extending our existing relationships with the parties with whom we currently have relationships. If we are unable to source additional strategic relationships or the parties with whom we currently have strategic relationships were to terminate their relationship with us, our revenue could decline and our business could be adversely affected.

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
One of the factors affecting our growth and financial performance is the adoption of our platform and solutions by enterprise customers over legacy and proprietary technologies. To increase adoption within larger enterprise customers and to expand into new industries, such as automotive, where potential customers are typically larger organizations, we utilize a direct sales organization. We have relatively limited experience selling our platform and solutions in industries outside gaming. To increase sales of our platform and solutions outside gaming, we are expanding our sales organization with personnel who have experience in enterprise software sales in the specific industries outside gaming on which we are focusing. If we do not effectively expand our direct sales capabilities to address these industries effectively and develop effective sales and marketing strategies for those industries, or if we focus our efforts on non-gaming industries that end up being slow adopters of our platform and solutions, our ability to increase sales of our platform and solutions to industries and for use cases outside gaming will be adversely affected.

Table of Contents	Unity Software Inc.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, platform, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Although the significant majority of our revenue growth has been organic, we have completed over a dozen acquisitions since 2011, including deltaDNA, Multiplay, Vivox, and Parsec, to further our goal of providing a complete set of solutions for all creator needs. In addition, on November 9, 2021, we announced that we have reached a definitive agreement to acquire the technology and development teams at Weta Digital. For further risks related to the proposed acquisition of Weta Digital, see below. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, data, platform, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us or face cultural challenges integrating with our company, or if their software or technology is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. In addition, we have invested and may in the future invest in private companies and may not realize a return on our investments.
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
The proposed acquisition of certain of Weta Digital's assets may cause a disruption in our business.
The proposed acquisition of certain of Weta Digital's assets (the “Weta Digital Acquisition”) could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. The preparation for the integration and the integration of certain of Weta Digital's assets may place a significant burden on our management and internal resources. The diversion of management’s attention, particularly in our Create Solutions, away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

Table of Contents	Unity Software Inc.
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Weta Digital Acquisition. We may also incur unanticipated costs in the integration of certain of Weta Digital's assets with our business. The substantial majority of these costs will be non-recurring expenses relating to the Weta Digital Acquisition, and many of these costs are payable regardless of whether or not the Weta Digital Acquisition closes. We also could be subject to litigation related to the proposed Weta Digital Acquisition, which could result in significant costs and expenses.
Failure to complete the Weta Digital Acquisition in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Weta Digital Acquisition will be completed in the fourth quarter of 2021, but we cannot be certain when or if the conditions for the Weta Digital Acquisition will be satisfied or (if permissible under applicable law) waived. The Weta Digital Acquisition cannot be completed until certain customary conditions to closing are satisfied or (if permissible under applicable law) waived. Our obligation to complete the Weta Digital Acquisition is also subject to, among other conditions, the absence of regulatory authorities requiring certain actions on our part.
The satisfaction of the required conditions could delay the completion of the Weta Digital Acquisition for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Weta Digital Acquisition will be satisfied or waived or that the Weta Digital Acquisition will be completed.
If the Weta Digital Acquisition is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the transaction will be completed;
•we may experience negative reactions from employees, customers, suppliers or other third parties;
•management’s focus may have been diverted from pursuing other opportunities that could have been beneficial to us; and
•our costs of pursuing the Weta Digital Acquisition may be higher than anticipated.
If the Weta Digital Acquisition is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations, or cash flows.
Our estimates of market opportunity and forecasts of market growth included in this quarterly report on Form 10-Q may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.
The estimates of market opportunity and forecasts of market growth included in this quarterly report on Form 10-Q may prove to be inaccurate. Market opportunity estimates and growth forecasts included in this quarterly report on Form 10-Q, including those we have generated ourselves, such as the estimated increase in market opportunity relating to the acquisition of Weta Digital, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that affect the calculation of our market opportunity are also subject to change over time.
Estimates of market opportunity in industries beyond gaming are particularly uncertain, given the earlier stage of adoption of solutions for real-time 3D content creation in those markets. Our estimates of the market opportunity that we can address outside gaming depend on a variety of factors, including the number of software developers, architects and engineers that are potential users of our products. We cannot be sure that the industries in which these developers, architects or engineers are employed will adopt real-time 3D generally, or our solutions specifically, to any particular extent or at any particular rate.

Table of Contents	Unity Software Inc.
Our expectations regarding potential future market opportunities that we may be able to address are subject to even greater uncertainty. For example, our expectations regarding future market opportunities in gaming depend, among other things, on the extent to which we are able to develop new products and features that expand the applicability of our platform. In addition, our expectations regarding future market opportunities represented by augmented reality and virtual reality applications are subject to uncertainties relating from the fact that such applications are at relatively early stages of development and may not grow at the rates we expect. The extent to which engineers, technicians or other potential users of our products in industries outside gaming are representative of other future market opportunities will depend on those industries having use cases that can be served by real-time 3D content. Our ability to address those opportunities will depend on our developing products that are responsive to those use cases. In addition, there is significant uncertainty with respect to our estimate of the amount by which the acquisition of Weta Digital will increase our total market opportunity, which is based on internal models and assumes that there is a significant market opportunity amount consumers as well as professional artists for digital visual effects solutions.
We cannot assure you that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our solutions at all or generate any particular level of revenue for us. In addition, any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted in this quarterly report on Form 10-Q, our business could fail to achieve a substantial share of this market or grow at a similar rate, if at all. Our growth is subject to many risks and uncertainties. Accordingly, the estimates of market opportunity or forecasts of market growth included in this quarterly report on Form 10-Q should not be taken as indicative of our future growth.
Our business could be disrupted by catastrophic events.
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war or terrorist attack, explosion, or pandemic could impact our business. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and are thus vulnerable to damage in an earthquake. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.
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

Table of Contents	Unity Software Inc.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, and we may be unable to accurately forecast our revenue or financial results. Although we have experienced a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships, our pipeline of customer opportunities for our Create Solutions and Strategic Partnerships were largely back to normal levels by the end of 2020, and we have not experienced COVID-19 related impacts on our Create Solutions or Strategic Partnerships in 2021. We did see an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions, which has moderated over time. However, this increased demand for our Operate Solutions will likely moderate over time, particularly as vaccines are becoming widely available, and as shelter-in-place orders and other related measures and community practices evolve. Additionally, COVID-19 protocols and precautions reduced spending on events and facilities across 2020 and 2021, which savings will likely not be repeated in future years causing our expenses to increase. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions or seek renegotiations of their contracts, and decrease advertising spend, any of which may result in decreased revenue for us. The COVID-19 pandemic has also resulted in a dramatic increase in unemployment that could result in end users having less discretionary income to spend on games, which could have a negative impact on the gaming industry. In addition, we may experience customer or strategic partner losses, including due to bankruptcy or our customers or strategic partners ceasing operations, which may result in an inability to collect receivables from these parties. A decline in revenue or the collectability of our receivables could harm our business.
In addition, in response to the COVID-19 pandemic, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for our employees to return to in-person offices later this year, however our plans may change if the number of COVID-19 cases rises where our offices are located, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. As our team continues to be dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. These burdens may lead to employee burn-out and decreased effectiveness which could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, which could seriously harm our business. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our platform.
The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business, operations or the global economy as a whole, particularly if the COVID-19 pandemic and related public health measures continue and persists. The rollout of vaccines and the reduction of COVID-19 cases globally could affect the seasonality of our business or boost global GDP growth, which could positively impact our business. However, the return of more in-person activities will result in an increase in our expenses and could result in a range of impacts to our customers, which could negatively impact our business. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. While the spread of the COVID-19 pandemic may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Table of Contents	Unity Software Inc.
Our current operations are and will continue to be global in scope, creating a variety of operational challenges.
We currently have operations and customers across all major global markets. In the nine months ended September 30, 2021 and 2020, 38% and 37% of our revenue was generated by customers in EMEA, respectively; 35% and 33% of our revenue was generated by customers in Asia-Pacific, respectively; and 27% and 30% of our revenue was generated by customers in the Americas, respectively. We also have a sales presence in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. For example, we anticipate that we will need to establish relationships with new partners in order to grow in certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2021, approximately 33% of our full-time employees were located within the United States. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue growth opportunities, which will require significant dedication of management attention and financial resources.
Our current and future global business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform by creators outside the United States;
•changes or instability in a specific country’s or region’s political, social or economic conditions, including in the U.K. as a result of its exit from the European Union;
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
•higher levels of credit risk and payment fraud;

Table of Contents	Unity Software Inc.
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
•political instability, hostilities, war, or terrorist activities;
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

Table of Contents	Unity Software Inc.
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
We offer our solutions to customers globally and have operations in Denmark, Belgium, Canada, China, Colombia, Finland, France, Germany, Ireland, Israel, Japan, Lithuania, Portugal, Singapore, South Korea, Spain, Sweden, Switzerland, and the U.K. Although the majority of our cash generated from revenue is denominated in U.S. dollars, revenue generated and expenses incurred by our subsidiaries outside of the United States are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our non-U.S. subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results could be adversely affected by such fluctuations.

Table of Contents	Unity Software Inc.
Our global operations may subject us to potential adverse tax consequences.
We are expanding our global operations to better support our growth in global markets. Our corporate structure and associated transfer pricing policies contemplate future growth in global markets, and consider the functions, risks and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions depends on, among other factors, the application of the tax laws of the various jurisdictions, including the United States, to our global business activities, changes in tax rates, new or revised interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. New or revised tax laws may also impact the amount of taxes we pay in different jurisdictions, such as Pillar One and Pillar Two being considered by the Organisation of Economic Co-Operation and Development, which would fundamentally change long-standing transfer pricing principles and rights of taxation. The United States is also actively considering tax reform measures that could negatively impact the amount of taxes that we pay. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
We have funded our operations since inception primarily through sales of our convertible preferred stock and common stock and cash generated from sales of our Create Solutions and Operate Solutions and from our strategic partnerships. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. In particular, the current COVID-19 pandemic has caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt, equity, or other securities. As a result, our stockholders bear the risk of future issuances of debt, equity, or other securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.

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
The security measures we take to protect this information may be breached as a result of cyber-attacks, computer malware, software bugs and vulnerabilities, malicious code, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing attacks, supply chain attacks and vulnerabilities through our third party vendors, hacking and other efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Such incidents have become more prevalent in our industry in recent years. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely.

Table of Contents	Unity Software Inc.
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
One of the most important features of our platform and solutions is broad interoperability with a range of diverse devices, operating systems and third-party applications. Our customers rely on our solutions to create and simultaneously deploy content to a variety of third-party platforms. Similarly, we and our customers also rely on our solutions' interoperability with third-party platforms in order to deliver services. Currently, we support and have strategic partnerships with over 20 such platforms. Third-party platforms are constantly evolving, and we may not be able to modify our solutions to assure compatibility with that of other third parties following development changes within a timely manner. For example, third-party platforms frequently deploy updates to their hardware or software and modify their system requirements. The success of our business depends on our ability to incorporate these updates to third-party licensed software into our technology, effectively respond to changes to device and operating system platform requirements and maintain our relationships with third-party platforms. Our success also depends on our ability to simultaneously manage solutions on multiple platforms and our ability to effectively deploy our solutions to an increasing number of new platforms. Given the number of platforms we support, it can be difficult to keep pace with the number of third-party updates that are required in order to provide the interoperability our customers demand. If we fail to effectively respond to changes or updates to third-party platforms that we support, our business, financial condition, and results of operations could be harmed.

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
Our future success depends on increasing demand for solutions to create and operate interactive, real-time 3D content and our ability to continue to develop new products, services, features, and functionality that our customers and end users demand. It is difficult to predict customer adoption rates and demand for our solutions or the future growth rate and size of our market. The expansion of our market depends on a number of factors, including the cost, performance, and perceived value associated with interactive, real-time 3D content creation platforms as an alternative to traditional methods of content creation; the ability to monetize quality interactive content and experiences effectively and efficiently in gaming and across other industries; customer awareness of our platform; the timely completion, introduction and market acceptance of enhancements to our platform or new products that we may introduce, such as our investments into consumer markets or live sports and entertainment; our ability to attract, retain, and effectively train sales personnel; the effectiveness of our marketing programs; and the success of our competitors. The market for solutions like our platform that create and operate interactive, real-time 3D content might not continue to develop or might develop more slowly than we expect for a variety of reasons, including the failure to create new solutions and functionality that meet market demands, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, and competing technologies and solutions.

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Risks Related to our Management, Brand, and Culture
We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our employees, or the inability to attract and retain executives and employees we need to support our operations and growth, could harm our business.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and we expect to have significant future hiring needs. Competition is intense, particularly in the San Francisco Bay Area and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform products, data scientists with experience in machine learning and artificial intelligence and experienced sales professionals. In order to continue to access top talent, we will likely continue to grow our footprint of office locations, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. In addition, we may experience employee turnover as a result of the ongoing "great resignation" occurring throughout the U.S. economy. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. While these laws vary, they generally require detailed notices about collection, usage, sharing, and storage of information; contractual requirements among businesses; privacy governance and documentation; data breach notifications; and a process to honor individuals’ data access, deletion, and correction requests. Among the most stringent of these laws is the General Data Protection Regulation ("GDPR"), which went into effect in the European Union in May 2018 and has also been implemented in the U.K. Companies that violate the GDPR can face private litigation, bans on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue.
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

Table of Contents	Unity Software Inc.
Transferring data across borders is becoming more difficult with increasing restrictions under foreign privacy laws. For example, the GDPR and other European data protection laws also generally prohibit the transfer of personal data from Europe, including the European Economic Area ("EEA"), U.K., and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The safeguard on which we have primarily relied for such transfers is implementation of the European Commission’s Standard Contractual Clauses ("SCCs"). However, a July 2020 decision of the Court of Justice of the European Union called into question the ability of companies to use certain SCCs for purposes of data transfers from the European Union to the United States, and by implication, most other countries outside of Europe. In June 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. There are few viable alternatives to the SCCs, and the law in this area remains dynamic. Other countries where we operate around the world are similarly increasing restrictions on transferring data, including China, which has adopted a stringent data transfer regime requiring data subject consent for certain transfers as of November 1, 2021. Such requirement may prove over time to amount to a de facto data localization requirement. Our efforts to comply with Europe's and other countries' cross-border data transfer restrictions may increase the cost and complexity of delivering our services and operating our business yet may not be successful. In particular, it is likely that we will lose the ability to transfer data for certain analytics services from China, necessitating duplicative operations to continue to provide certain of our analytics services, which will also be temporarily disrupted while we update products and operations. These restrictions may also increase our exposure to penalties and data processing bans, and reduce demand for our services from companies subject to these restrictions. Loss of our ability to import personal data from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.
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
Additionally, in August 2021, China adopted the Personal Information Protection Law (“PIPL”), which takes effect on November 1, 2021. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China, although numerous aspects of the law remain uncertain and developing and the impact that PIPL will have on businesses remains uncertain.
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
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children’s Online Privacy Protection Act ("COPPA"), has increased and that trend is expected to continue under the new generation of privacy laws, such as the GDPR, CCPA, and CPRA. For example, the U.K.’s Information Commissioner’s Office recently enacted the Age Appropriate Design Code (“Children’s Code”), which imposes various obligations relating to the processing of children’s data, and may begin to enforce the code in September 2021. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the CPRA, or other laws relating to children’s privacy.
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

Table of Contents	Unity Software Inc.
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
Although we have taken precautions to prevent our platform from being provided, deployed or used in violation of export control and sanctions laws, and have enhanced our policies and procedures relating to export control and sanctions compliance, we have inadvertently provided products and services to some customers in apparent violation of U.S. export control and economic sanctions laws. In August 2020, we submitted to OFAC and to the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") initial notifications of voluntary self-disclosure concerning these apparent violations. In February 2021, we submitted to OFAC and BIS final notifications of voluntary self-disclosure concerning the same. In April 2021, OFAC closed out the voluntary self-disclosure and issued a cautionary letter, with no imposition of monetary fines or penalties. In June 2021, after submission of a supplemental disclosure to BIS regarding additional apparent export control violations that were uncovered, BIS also closed out the voluntary self-disclosure and issued a warning letter, with no imposition of monetary fines or penalties. We cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future. If we are found to be in violation of U.S. sanctions or export control regulations, it can result in significant fines or penalties and possible incarceration for responsible employees and managers, as well as reputational harm and loss of business.
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
Our customers outside of the United States generated approximately 76% and 75% of our revenue for the nine months ended September 30, 2021 and the nine months ended September 30, 2020, respectively, and our growth strategy includes further expanding our operations and customer base across all major global markets. However, any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential customers with global operations. Any decreased use of our platform or limitation on our ability to export or sell our products in major global markets would adversely affect our business, results of operations and growth prospects.
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

Table of Contents	Unity Software Inc.
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
We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair") that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the foreign jurisdiction. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations. We continually monitor the ever-evolving tax landscape in the jurisdictions in which we operate and those jurisdictions where our customers reside.

Table of Contents	Unity Software Inc.
Our ability to use our net operating losses and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of December 31, 2020, we had NOL carryforwards for U.S. federal, state, and foreign purposes of $322.2 million, $93.9 million and $274.2 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2024. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017 ("Tax Act"), as modified by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if, and to what extent, various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We have determined that we did not experience an ownership change in connection with our initial public offering. However, we may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the California Governor signed into law the 2020 Budget Act which temporarily suspends the utilization of net operating losses and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
It is possible that a number of laws and regulations may be adopted or construed to apply to us or our customers in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust, and our solutions or components thereof may be deemed or perceived illegal or unfair practices. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as us and our customers conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing or the use of in-app purchases or such enabling technology, labeling of free-to-play games or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover games made with our solutions and the revenue that we receive from our Operate Solutions. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of mobile gaming and impair our business, financial condition or results of operations.
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
•sales of shares of our common stock by us or our stockholders;
•sales of securities convertible into shares of our capital stock by us;
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through the sale and issuance of equity securities or convertible securities in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. For example, the proposed acquisition of certain of Weta Digital's assets includes the issuance of unregistered shares of our common stock. The number of shares of common stock issued in the proposed acquisition will be based on a stock price trailing up to the closing date and will dilute existing stockholders. If our stock price declines ahead of the closing date then the proposed acquisition will have an increasingly dilutive effect.

Table of Contents	Unity Software Inc.
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
Based on the market value of our common stock held by non-affiliates as of June 30, 2021, we will cease to be an emerging growth company on December 31, 2021 and therefore will no longer take advantage of these exemptions as of that date.
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
The growth and expansion of our business places a continuous, significant strain on our operational and financial resources. Further growth of our operations to support our customer base, our IT systems and our internal controls and procedures may not be adequate to support our operations. For example, we are still in the process of implementing IT and accounting systems to help manage critical functions such as billing and financial forecasts. As we continue to grow, we may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the growth of our business or otherwise, may result in our inability to accurately forecast our revenue and expenses, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud.
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

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-248255	3.4	September 9, 2020

10.1*	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

Table of Contents	Unity Software Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY SOFTWARE INC.

Date: November 10, 2021	By:	/s/ Luis Visoso
Luis Visoso
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)