Form 10-K
period 2021-12-31
Unity Software Inc.
filed 2022-02-22
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 (the last business day of the registrant's second fiscal quarter), as reported by the New York Stock Exchange on that date, was approximately $10.3 billion.
As of February 15, 2022, there were 294,095,327 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

UNITY SOFTWARE INC.
FORM 10‑K
For the Year Ended December 31, 2021

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
•our expectations regarding the demand for real-time 3D ("RT3D") content in gaming and other industries and our ability to increase revenue from these industries;
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
•our ability to identify, complete, and integrate acquisitions that complement and expand the functionality of our platform;
•our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States ("U.S.") and globally;
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
User Metrics
We define monthly active end users as the number of unique devices that have started an application made with Unity, or that have requested an advertisement from Unity Ads, during the trailing 30 days from month end. Devices tracked include smartphones, tablets, PCs, Macs, and augmented and virtual reality devices, and exclude consoles and WebGL applications. This metric includes end users of both our non-paying and paying creators.
v

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
•Our business depends on the interoperability of our solutions across third-party platforms, operating systems, and applications, and on our ability to ensure our platform and solutions operate effectively on those platforms. If we are not able to integrate our solutions with third-party platforms in a timely manner, our business may be harmed.
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
•Our results of operations have fluctuated in the past and are expected to fluctuate in the future, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price, and the value of your investment could decline.
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
PART I
Item 1. Business
Unity is the world’s leading platform for creating and operating interactive, RT3D content. Creators, ranging from game developers to artists, architects, and automotive designers to filmmakers and more, use Unity to make their imaginations come to life. The Unity platform provides a comprehensive set of software solutions to create and operate real-time 2D and 3D content for multiple platforms, including mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices.
The content built on the Unity platform offers users a fundamentally more engaging and immersive experience than traditional static content, regardless of industry or purpose. This is because content made with Unity is:
•interactive, allowing end-users to connect with the content and with one another;
•real-time, so it can instantly reflect data and adapt to end-user behavior and feedback; and
•immersive, because graphics have 3D shape and depth, permitting multiple viewing angles, and enabling augmented and virtual reality.
Our platform provides a comprehensive set of software solutions to create and fully operate real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices. In the fourth quarter of 2021, we had on average, approximately 3.9 billion monthly active end users who consumed content created or operated with our solutions. The applications developed by these creators were downloaded, on average, five billion times per month in 2021.
Unity has built its reputation in gaming, and our scale and reach in this industry are significant. We estimate that in the fourth quarter of 2021, we increased our mobile market share with more of the top 1,000 mobile games made with Unity. Unity’s platform helps game developers—from the largest publishers in the world with teams of hundreds, to mid-sized, small, and independent publishers, to individual creators—build and operate high quality games, rapidly and efficiently. Unity games can be built once and deployed and operated across more than 20 platforms, including Windows, Mac, iOS, Android, PlayStation, Xbox, Nintendo Switch, and the leading augmented and virtual reality platforms, among others. As gaming has proliferated, the business models for content have evolved beyond one-time purchases to include advertising and in-app purchases. Unity enables these new business models by providing creators with the solutions they need to easily run and monetize their content.
What's more, the dramatic growth in the demand for interactive content is driving industries beyond gaming to embrace the advantages of RT3D content. Creators in many different industries are leveraging our platform to provide faster content creation and efficient deployment across formats and use cases. Today, Fortune 500 companies in industries such as architecture, engineering, construction, automotive, transportation, manufacturing, film, television, and retail use Unity for many new use cases, including automobile and building design, online and augmented reality product configurators, autonomous driving simulation, and augmented reality workplace safety training. These new forms of content are emerging parts of our business and represent a significant opportunity for growth.
The Unity platform consists of two distinct, but connected and synergistic, sets of solutions. Our Create Solutions are used by content creators—developers, artists, designers, engineers, and architects—to create high-definition, real-time 2D and 3D content. Our Operate Solutions offer customers the ability to grow and engage their end-user base, as well as run and monetize their content with the goal of optimizing end-user acquisition and operational costs while increasing the lifetime value of their end-users.
We offer our Create Solutions primarily through monthly subscriptions and our Operate Solutions primarily through revenue-share and consumption-based models. This allows us to generate revenue from our customers as they develop content and also as they succeed and grow. Subscriptions for our Create Solutions drive adoption of our Operate Solutions.

Table of Contents	Unity Software Inc.
Over the years, we have experienced rapid growth. Our revenue for the years ended December 31, 2021, 2020, and 2019 was $1.1 billion, $772.4 million, and $541.8 million, representing year-over-year growth of 44%, 43%, and 42%, respectively. We generated net losses of $532.6 million, $282.3 million, and $163.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, which included $347.2 million, $134.6 million, and $44.5 million, respectively, of stock-based compensation expense.
Our Platform
Unity is a content creation and operating platform made up of two complementary and interconnected solutions: Create Solutions and Operate Solutions. Used together, our customers can create, run, and monetize their content across a broad range of third-party content distribution platforms.
Create Solutions
Our Create Solutions are a robust set of tools for the development of high-definition, real-time 2D and 3D content. Designed with creators in mind, the tools are used by artists, designers, and developers across a range of industries ranging from games to aerospace, medical to manufacturing, and beyond. Create Solutions includes our custom scripting tools and a high-definition render pipeline; graphics, animation, and audio tools; navigation, networking, user interface tools; and more. Delivered as a modular application architecture, creators can leverage our products and extensibility to easily edit, run, and iterate interactive, RT3D and 2D experiences that can be created once and deployed to more than 20 platforms including Windows, Mac, iOS, Android, PlayStation, Xbox, Nintendo Switch, and the leading augmented and virtual reality platforms, among others.
The editor, Unity’s flagship product, is accessible on Windows, Mac, and Linux operating systems and enables creators to drag and drop content, such as images, textures, 3D meshes, and sounds, into a virtual workspace. From there, creators can configure content and compose it into scenes of objects, such as three-dimensional characters, buildings, automobiles, or landscapes. Additionally, a large variety of components can be added to the objects to make the content dynamic and interactive. Unity physics is an example of a component, which, when added to an object in our editor, causes the object to behave as it would in the real world, subject to the forces of friction and gravity. Other components may add animation, photo-realistic textures, or movement to the object.
Once the creation of a game or other application is completed in the editor and the creator wants to deploy content, our platform compiles all of the application’s components around the Unity runtime. The Unity runtime is a critical part of a Unity application that allows content created on our platform to be interactively rendered in real-time on end-user devices. Content created in our editor can be easily deployed to a variety of platforms using our runtime, limiting the need for creators to invest in proprietary development technology around each and every platform.
Building off this foundational technology opens a broad, wide-ranging opportunity to make the Unity platform a utility in content creation. To achieve this, Unity outlined three primary strategies in 2021 to make and democratize real-time, interactive content:
•Expand into cloud-based tools and services: Unity believes that continuing to be the toolchain for delivering high-quality, interactive, games, and RT3D experiences across most devices will be most successful with a move towards the cloud. This is to support the significant shifts in enterprise business models, and the need to make tools more easily accessible to all. To start, Unity brought on remote access platform Parsec Cloud, Inc. ("Parsec") and SyncSketch LLC ("SyncSketch"), which enables cloud-based, secure collaboration between creators and artists.

Table of Contents	Unity Software Inc.
•Deliver key tools to professional 3D artists: In addition to the game developers and 3D creators, Unity deems it critical to provide cloud-based tools for professional artists and consumer creators, thereby enabling an entirely new generation of creators to build, transform, and distribute RT3D content. In 2021, Unity brought on the tools and technologies from Weta Digital Limited ("Weta Digital"), Interactive Data Visualization (makers of SpeedTree) and Ziva Dynamics Inc. ("Ziva Dynamics"), three highly-strategic acquisitions to democratize access to some of artistry's most exclusive tools and services.
•Link the physical and digital world: Unity customers across all industries are leaning on the output of virtual replication and simulation to better understand business initiatives, products and even market trends. Known as "digital twins", Unity is focused on bringing the power of RT3D into these customers’ digital strategies to provide a more robust, 360-view of what’s possible in a virtual landscape. To date, Unity is working with Hyundai Motors to connect a physical factory with its digital twin to enhance plant management, drive productivity and innovate in the manufacturing process. And eBay has partnered with Unity to enable sellers to showcase the actual item they are selling in Unity’s proprietary, interactive 360-view.
Operate Solutions
Our Operate Solutions offer customers the ability to grow and engage their user bases, and to run and monetize their content—from 2D puzzle games to multiplayer, multi-platform games, or other 3D interactive content—irrespective of whether the content was created in Unity.
Unity Gaming Services
Developers face technical challenges and unpredictable costs as they launch and run multiplayer, cross-platform games and applications spanning mobile, PC, and console platforms and game genres. Delays and downtimes are detrimental to our customers, who therefore place a high value on reliable solutions with predictable cost structures. In 2021, Unity introduced Unity Gaming Services, an improved and streamlined platform designed to allow Unity, and its customers, to drive more value from our Operate Solutions offerings. With Unity Gaming Services, we’ve simplified the way creators access and harness our solutions from our product suite that offers a common and consistent user experience. Unity Gaming Services offers simplicity in one platform, one dashboard, one login, and is available through one SDK. A few examples of products within include:
•Cloud Content Delivery: Unity’s Cloud Content Delivery is the first end-to-end service for live game updates: a content delivery network (CDN) and back-end-as-a-service (BAAS) built for game development. It optimizes the delivery of content to end-user devices, enabling applications to be smaller and therefore accessible across a larger range of devices, increasing distribution opportunities for our creators.
•Multiplay: The engine agnostic game server hosting and matchmaking platform, delivering resilience and scale to gaming infrastructure which enables the best experience for players.
•Netcode for Games Objects: A networking code foundation that developers can depend on – customizable and extensible to meet the needs of many multiplayer game types.
•Player Engagement: Allows developers to target players with specific audiences, content, and economy attributes. The latest iteration integrates A/B testing results so reporting is manifested in Unity Analytics and Data Explorer. We’ve also integrated Push Notifications which allows developers to send users push notifications based on logical conditions.
•Remote Config: Allows developers to make real-time game updates with no code changes or app updates. Easily target changes to player segments of different skill levels, spending habits, and playing styles - through targeted game updates and A/B testing.

Table of Contents	Unity Software Inc.
•Vivox: A leading provider of voice and text communication services for multiplayer games on Console, Mobile, and PC. Whether your game is built on Unity or another game engine, Vivox can be integrated by teams of all sizes and scale to millions of players. In-game communication is a critical component of successful revenue-generating multiplayer games. In short, when players can talk to one another they stay in the game longer thereby increasing player lifetime value. Vivox is trusted by some of the biggest publishers and titles out there, including PUBG, Valorant, League of Legends, Rainbow Six, and many others.
Monetization
Many of our customers create games and applications with the purpose of building a profitable business. This requires both the acquisition of end-users at a reasonable cost and the monetization of these end-users as they engage over time with the content.
Our user acquisition products enable advertisers to efficiently acquire new end-users at scale. Our focus and strength are in pay-for-performance end-user acquisition, where advertisers pay us based on a tangible outcome or set goal, such as number of installs, rather than on a cost-per-impression basis. As a result, a large number of our advertisers have open spending limits with us as they can clearly measure the positive return on their spend.
•Personalized Advertising: an end-user acquisition product that uses machine learning combined with our deep player and game data to drive end-user installs at scale. Advertisers can define campaigns based on several parameters:
▪Reach: advertisers define the amount they are willing to pay for each install. Our algorithm maximizes reach and identifies the audience with the highest propensity to install.
▪Retention: our algorithms dynamically adjust the cost per install based on the likelihood of customer retention over 7-day, 14-day, and other retention periods. This minimizes the risk that our customers will spend to acquire end-users that are unlikely to yield attractive returns, including those that churn almost immediately.
▪Desired Return on Ad Spend ("ROAS"): our algorithms dynamically adjust the cost per install based on a combination of the ROAS target set by the advertiser and the predicted lifetime value of an end-user.
•Contextual Advertising: a product designed for cases in which our customers or their end-users opt-out of personalization within apps. With the depth and breadth of our in-game data, we can deliver highly relevant advertising while respecting stricter privacy elections.
Unity’s monetization products, Unity Ads and Unity In-App Purchases ("Unity IAP"), help developers to maximize the revenue potential of their content by enabling customers to maximize the lifetime value of their end users, while optimizing their end-user acquisition and operational costs.
•Unity Ads: enables developers to seek the highest value for each impression of their inventory, through our Unified Auction, from a broad range of advertisers including direct Unity customers as well as demand-side platforms, or DSPs. Each time an event is triggered within our customer’s application, our auction determines the best advertisement to show the end user. Customers can access Unity Ads through a software development kit that enables ad delivery, rendering, and transactions.
•Unity Mediation: Unity Mediation gives developers the tools they need to maximize the revenue from their games without sacrificing the game experience. Mediation gives access to key networks such as Unity, Meta Audience Network, ironSource, and more.
•Unity IAP: allows for the sale of virtual goods within free or paid games on all major platforms by enabling creators to create once and connect to all major platform stores (for example the Google Play Store and the Apple App Store), utilizing a convenient single integration.

Table of Contents	Unity Software Inc.
Competitive Strengths
We believe the world is a better place with more creators in it and as champions of the creator, we make tools and provide services to enable the greater success of creation. We believe that this philosophy is one of a number of competitive strengths that will enable our market leadership to grow. Additionally, our competitive strengths include:
Our Platform
Our core competitive strength is the breadth and depth of our platform. We offer a comprehensive set of solutions to create, run and monetize RT3D games and applications. Creators can onboard through any of our solutions and leverage our platform to serve their needs at every stage of growth. To help our creators succeed, we provide access to comprehensive learning resources and guided onboarding to our extensive community. As a result of the strength of our platform, in the fourth quarter of 2021, we had, on average, approximately 3.9 billion monthly active end users who consumed content created or operated with our solutions on over 20 platforms, up 44% from a year earlier. We saw an average of more than 9,000 new projects each day in 2021.
Market Leadership in Game Development with Industry-Leading Brand
We are the market leader for the creation of all types of video games, ranging from games developed by the largest global publishers, including AAA studios, to games developed by mid-sized, small and independent developers and freelancers. We see significant opportunities for expansion within these existing customers through increased Create Solutions subscriptions and additional adoption of our Operate Solutions. Games developed on the Unity platform record an average of over seven billion hours of gameplay per month in the year ended December 31, 2021. Many of the most successful games across the globe were developed using Unity.
We believe that the Unity brand is synonymous with RT3D game development. The brand recognition we have achieved with creators in gaming is also helping to drive adoption of Unity in industries such as architecture, engineering, construction, automotive, transportation, manufacturing, film, television, and retail.
Relentless Focus on Innovation, Talent, and Research and Development
Our market-leading position and reputation for innovation support our ability to recruit highly talented software engineers and developers. We invest in both the improvement of our existing products, as well as in research that we believe will lead to the development of important new products to expand and enhance our platform. As an example, the Unity Simulation product started as a research project and we believe it will drive future applications of RT3D in many new use cases, including autonomous driving, robotics, industrial automation, and virtual reality-based education and training.
Additionally, although the significant majority of our revenue growth has been organic, we have completed over a dozen acquisitions to date. Acquisitions have primarily included smaller teams with specific product expertise. Our Parsec, Speedtree, Finger Food Studios Inc. (“Finger Food”), Multiplay, and Vivox acquisitions brought greater functionality into our platform, added key innovation talent to our team and furthered our goal of being the one-stop integrated platform for all creator needs.
In late 2021, we completed the acquisition of Weta Digital's tools, pipeline, technology, and engineering talent. Ultimately, the acquisition is designed to put Weta Digital's exclusive and sophisticated visual effects tools into the hands of millions of creators and artists around the world, and once integrated into the Unity platform, enable the next generation of RT3D creativity.

Table of Contents	Unity Software Inc.
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
The Unity Creator Community
Unity has a very large, active global community of RT3D creators, with approximately 1.6 million monthly active creators in the year ended December 31, 2021. We have a highly engaged base of creators, with users of our Unity Pro product spending an average of five hours per day actively using our platform in the year ended December 31, 2021. The scale of our creator community provides us with a significant competitive advantage, and by incentivizing third-party platforms to strategically partner and integrate with us, we are able to further expand our community. Third-party platforms partner with Unity to make it easy for our creators to deploy content onto their platforms. These partnerships help us to maximize audience-reach for our customers and retain our platform’s position as the leading hub for RT3D content creation.
The Unity creator community has grown rapidly. We maintain a common forum for creators of all types to collaborate on content and learn from each other. Further, we invest significant resources to enable the community’s success by hosting Unite conferences on multiple continents on a regular basis. These events bring together Unity creators, experts, and industry leaders to unlock the full creative potential of our platform.
In addition, within our creator base are a large number of students and independent learners, including those enrolled in high school and university classes. We invest in providing student and school licenses as well as developing curriculum components, Unity-specific portions of academic programs and learning content to ensure students can learn and train on our software. With this knowledge and continuing education, students prepare for, and excel in, careers using RT3D and Unity.
Our Customers
Our globally diverse customers range from the largest enterprises to mid-market companies, to government and non-profit institutions, to mid-sized, small, and independent businesses and individuals. As of December 31, 2021, we had 1,052 customers with over $100,000 in trailing 12-month revenue, who together represented the substantial majority of our revenue.
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
For each of the three years in the period ended December 31, 2021, 2020, and 2019, 37%, 36%, and 34% of our revenue was generated by customers in EMEA, respectively. For each of the three years in the period ended December 31, 2021, 2020, and 2019, 35%, 34%, and 33% of our revenue was generated by customers in Asia-Pacific, respectively. For each of the three years in the period ended December 31, 2021, 2020, and 2019, 27%, 30%, and 33% of our revenue was generated by customers in the Americas, respectively. No one customer accounted for more than 10% of our revenue in the years ended December 31, 2021, 2020, and 2019.

Table of Contents	Unity Software Inc.
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
We tier our support levels based on customer size. Creators using our free solutions have access to chat, e-mail, and web-based community resources, while paid customers have access to additional levels of higher-touch support. Our community resources serve as the foundation for all of our levels of support, giving creators the opportunity to discuss challenges and solutions with experienced Unity creators and interact with our expert support team via:
•Forums: the central hub of our community discussions. Creators can voice their opinions, show what they are working on and ask for advice.
•Answers: our self-service repository for all solutions relating to common questions on products and workflows.
•Documentation: available from within the product, our documentation, which is translated into four languages, covers how to use every component in Unity.
Our customer success team supports our large customers through every step of their journey with Unity. This starts with onboarding and sharing of best practices, as well as product education, and continues with support for renewals and introductions to additional Unity products and solutions. We have teams dedicated to providing specialized support for each of our products.
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
Sales and Marketing
Our go-to-market approach is driven by the strength of our brand, organic creator demand, targeted account-based marketing, and a solutions-oriented sales process. We execute a multi-channel model that enables a targeted and cost-effective approach. We combine a web-based system for smaller customers with direct sales efforts for acquiring and expanding product and service penetration within small and medium-sized businesses and enterprise customers. This strategy is supported by a highly effective customer and community support ecosystem and by education programs.
Direct Sales
We use our global direct sales force to acquire new medium to enterprise-sized customers and increase adoption of products and services within these customers. Our enterprise sales, customer success, and field engineering teams have deep domain expertise in the industries they serve. For mid-sized, small, and independent companies, we leverage a lower-cost inside sales team and an indirect value-added reseller network to cost-effectively reach these customers.
We also deploy technical professionals in our worldwide Professional Services group who help our customers to complete the development of content made with Unity and facilitate the process of deploying RT3D in both gaming and other industries.

Table of Contents	Unity Software Inc.
In addition to a globally distributed direct sales force, our sales and marketing strategies include solutions engineering, lead generation campaigns, webinars, and cooperative marketing efforts with our strategic partners. When we can, we offer global Unite conferences, which give creators the opportunity to directly engage with the company, access expertise and product knowledge, and hear from industry leaders on how to make the most of Unity's platform.
Digital Channel
We reach independent creators and mid-sized, small, and independent studios through our self-service web-based channel. We deploy a range of marketing strategies and tactics to drive initial awareness, adoption, and retention. These include online evangelism, our Made with Unity sub-brand and learning programs for enthusiasts and students.
New creators often start by using our free Unity Personal or Unity Student plans. We encourage continued creator engagement by providing free resources, such as creator education, Asset Store access, and enrollment into our network of Unity creators. Customers do not need to upgrade to a paid plan until they reach $100,000 in annual revenue or funding. For our Operate Solutions, we enable customers to easily get started by providing a self-service platform for our monetization solutions and free use of our Vivox product for up to 5,000 concurrent users. The majority of our Operate Solutions customers are onboarded through our self-serve platform and require minimal upfront investment to get started.
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
Our research and development efforts are distributed around the world and focus on a number of areas including, but not limited to, our core engine, Operate Solutions, vertical solutions, and AI and simulation tools. Combined with our support for numerous platforms, we have also developed significant expertise in build, test, and deployment tools, technologies and automation, for both traditional, native-code, monolithic repositories as well as package-based, cloud hosted packages. These tools enable us to work independently and efficiently and maintain a rapid sustained pace of innovation.
Over the last two years, we have invested more than $1.0 billion in research and development to build our platform. We had 3,038 employees involved in research and development and related activities as of December 31, 2021, which accounted for 58% of our total headcount.

Table of Contents	Unity Software Inc.
Competition
We primarily compete with other content development tools and monetization services. Most of these competitors offer point solutions that represent a subset of the offerings on our platform:
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
Redundant copies of content are stored in several geographically separate regions and are replicated within each region. Data is transmitted in encrypted form. We mainly use Google Cloud Platform as our processing and delivery cloud infrastructure but also have some services with other cloud infrastructure providers and some with special hardware/security requirements running on our own private data center. With respect to the Google Cloud Platform, we are party to a cloud service agreement with Google, pursuant to which we are committed to spend an aggregate of $700.0 million between September 2021 and September 2026. If we fail to meet the minimum purchase commitment during any year, we are required to pay the difference. Either we or Google may terminate the agreement if the other party is in material breach and fails to cure the breach within 30 days after receiving written notice. We expect to meet our remaining commitment under this agreement.

Table of Contents	Unity Software Inc.
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
Privacy and Data Protection
The privacy of developers and application users and the protection of the data in our ecosystem are important to Unity’s continued growth and success. We maintain a dedicated privacy team that leads a group of employees, federated throughout the organization, who serve in roles responsible for data governance and management within product groups and functional areas. We conduct privacy impact assessments and data protection impact assessments, conduct product and feature reviews, maintain a reasonably exhaustive list of data collected and processed, and provide support for data protection and privacy-related requests. Our privacy team reports progress on the program and its functions quarterly to a team of executives charged with data governance oversight, and conducts regular privacy-related training. Additionally, our Data Protection Officer periodically updates the audit committee of our board of directors on changes in laws and Unity’s compliance activities.
We are committed to complying, and helping our customers comply, with data protection laws globally. We monitor guidance from industry and regulatory bodies, meet with regulators and update our product features and contractual commitments when necessary to meet new or evolving privacy legal requirements.
We maintain a privacy policy that describes how Unity collects, uses, and discloses information, and what choices organizations and users have.
Because our business involves the collection, use, storage, and transmission of personal information, we are subject to numerous federal, state, local, and foreign laws, regulations, and other obligations relating to privacy, data protection, and data security. Such laws may include Section 5(a) of the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the California Online Privacy Protection Act, the European Union’s General Data Protection Regulation 2016/679 ("EU GDPR"), the EU GDPR as it forms part of United Kingdom ("UK") law by virtue of section 3 of the European Union (Withdrawal) Act 2018 ("UK GDPR"), and the European Union's ePrivacy Directive. Countries around the world have adopted or are proposing similar laws and regulations relating to privacy, data protection, and data security, and we may become subject to them as we expand our operations into new geographic markets.
Intellectual Property
We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other legal and contractual rights to establish and protect our proprietary rights.

Table of Contents	Unity Software Inc.
As of December 31, 2021, we had 76 issued utility patents in the United States that expire between 2032 and 2041, 29 issued utility patents in non-U.S. jurisdictions, and 366 utility patent applications (including 17 provisional applications and 92 active PCT applications) pending in the United States and globally. As of December 31, 2021, we also had 22 registered design patents in non-U.S. jurisdictions and 18 active design patent applications, three of which are in the United States. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole.
We have trademark rights in our name and other brand indicia and have trademark registrations for select marks in the United States and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.unity.com and similar variations.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, disclosure, and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.
Human Capital Management
As of December 31, 2021, we had a total of 5,245 full-time employees, across 54 offices and in 21 countries. We also engage contractors and consultants. We had 2,776 employees in technical roles, which accounted for 53% of our total headcount. In addition, our geographic diversification enhances our ability to retain and attract talent, and as of December 31, 2021, approximately 67% of our full-time employees were located outside of the United States.
We believe the swift growth in numbers and the strength of our culture is fueled by our commitment to our values, inclusion, and social impact, making Unity an exceptional place for top talent to work and grow.
Our Values and Commitment to Inclusion
The Unity Values capture what we represent and form the foundation of our company culture. They have a material impact on how we do our jobs and how we treat each other every day. They also guide us in making the right decisions for our customers, partners and creators. Our values are: Users First, Best Ideas Win, In It Together, and Go Bold.
•Users First: We put users first, they are the reason we do what we do. Our shared dedication to our customers holds us together, defines and aligns our work and drives us to deliver for them.
•Best Ideas Win: We believe great ideas can come from anywhere. We have vigorous debates, we listen and learn, and we make sure the best ideas win. We care enough to go through the pain of messy conversations.
•In It Together: We are Citizens of Unity. We act like owners. We’re activists; we have a voice and use it. We’re direct and candid, with good intent. We deeply collaborate towards shared goals and respect each other’s unique contributions.
•Go Bold: We do bold things. We go big and when we fail, we learn, get better and go big again. We challenge and elevate each other beyond our limits to do what may seem impossible. We stay curious and hungry.

Table of Contents	Unity Software Inc.
We live out these values through our global framework for Inclusion, which centers on three principles: Empathy, Respect, and Opportunity. Empathy fuels connection, respect builds trust, and opportunity empowers employees. These principles cascade throughout our company and encourage us all to meet each other where we are and celebrate our differences.
•Empathy is the ability to recognize and validate the perspectives and experiences of others, even without connecting yourself to those experiences. It’s about listening to understand—not to respond.
•Respect is rooting your efforts in empathy, by taking everyday actions that acknowledge individual experiences and perspectives.
•Opportunity is demonstrating respect for the knowledge and experience of others by empowering them to contribute, create or lead based on that knowledge and experience.
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
Our Commitment to Social Impact
We love creators—those bold enough to create what is in their imagination to change the world. Creators are change-makers and Unity is their platform for change. Since our founding, we have focused on empowering our creators and employees to make the world a better place.
In October 2020, Unity launched Unity Social Impact, a division of the business aimed at empowering employees and creators of all backgrounds to foster a more inclusive, sustainable world. Unity Social Impact consists of three pillars: Education and Economic Opportunity for All, Sustainability, and Health and Well-being. The announcement of the new division was underpinned by the establishment of the Unity Charitable Fund, a program that provides the financial mechanism to bring the goals of the Social Impact division to life. Created in partnership with Tides Foundation at the time of our initial public offering, the Unity Charitable Fund was initially issued 750,000 shares of our common stock.
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

Table of Contents	Unity Software Inc.
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
We have experienced net losses in each period since inception. We incurred net losses of $532.6 million, $282.3 million, and $163.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, which included $347.2 million, $134.6 million, and $44.5 million, respectively, of stock-based compensation expense. As of December 31, 2021, we had an accumulated deficit of $1.3 billion. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods, and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. In particular, we intend to continue to make significant investments to grow our business in such areas as:
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
•acquisitions or strategic investments;
•global expansion; and
•our general and administration organization, including increased facilities expense as well as legal, information technology ("IT"), and accounting expenses associated with being a public company.
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
In recent years, we have significantly grown the scale of our business. For example, we launched the first of our Operate Solutions in 2014, we expanded into augmented and virtual reality platforms in 2016 and industries beyond gaming in 2018 and we have acquired more than 15 companies since the beginning of 2019. Accordingly, we have a limited history operating our business at its current scale and scope. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets. These risks and uncertainties include challenges in accurate financial planning as a result of limited historical data relevant to the current scale and scope of our business and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.
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
Our revenue was $1.1 billion, $772.4 million, and $541.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, our employee headcount was 5,245 full-time employees as of December 31, 2021, an increase from 4,001 full-time employees as of December 31, 2020, and our number of customers contributing more than $100,000 of trailing 12-month revenue was 1,052 as of December 31, 2021, an increase from 793 as of December 31, 2020. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. For example, even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on our ability to execute on our growth strategies.
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
Our future success depends on our ability to retain our existing customers and expand their use of our platform. An important component of our strategy is to broaden our relationships with existing customers. However, our customers have no obligation to renew their subscriptions for our Create Solutions, which are primarily one to three years in length, after they expire, and have no obligation to continue using our Operate Solutions, which are primarily sold under revenue-share or consumption-based models.
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
Whether our customers renew or expand their subscriptions with us or continue using our platform depends on a number of factors, including the cost, performance and perceived value associated with our platform, their perception of our continued development of features important to them, the business strength or weakness of our customers, the success of our customers’ games and their ability to monetize, the effects of global economic conditions, the entry and success of competitive products and the other risk factors included in this Annual Report on Form 10‑K.
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
Our ability to increase our revenue will depend in part on our success in attracting new customers. Our success will depend to a substantial extent on the widespread adoption of our platform as an alternative to existing platforms, including internally developed products developed by large gaming companies. As our market matures, our platform evolves and competitors introduce free, lower cost or differentiated products that compete with our platform, and our ability to market our platform and solutions could be impaired. Similarly, our sales efforts could be adversely impacted if customers and their end users perceive that features incorporated into competitive platforms or their own technologies reduce the relevance or attractiveness of our platform. Gaming companies that have invested significant development efforts in their own internally-generated technologies may be reluctant to replace their technologies with our platform unless they perceive our platform as offering significant incremental long-term benefits. Any decrease in user satisfaction with our platform or customer support would also harm our brand and word-of-mouth referrals, which in turn would hamper our ability to attract new customers.
As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition, and results of operations.

Table of Contents	Unity Software Inc.
We derive a significant portion of our revenue from our Operate Solutions. If we fail to attract and retain Operate Solutions customers, our business and results of operations would be adversely affected.
We derived 64%, 61%, and 54% of our revenue in the years ended December 31, 2021, 2020, and 2019, respectively, from our Operate Solutions. A majority of our Operate Solutions revenue is currently generated under a revenue-share model. The remainder of our Operate Solutions revenue is generated primarily as consumption-based revenue for various cloud-based products. We must continually add new features and functionality to our Operate Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Operate Solutions, our business and results of operations would be adversely affected.
Revenue-share based consumption from our monetization products currently accounts for a majority of our Operate Solutions revenue. Our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our monetization products, their consumption could decline. Revenue growth from these products depends on our ability to continue to develop and offer effective features and functionality to help our customers drive value, which will require us to incur additional costs to implement. Developing and implementing these features will require us to incur additional costs.
In addition, our customers rely on us to attract a broad range of advertisers to our platform to generate demand for their impressions through our Unified Auction. If we are unable to also serve the needs of advertisers, they may reduce their consumption of our solutions and, because the advertising market is competitive, they may shift their business to other advertising solutions which could adversely affect our revenue. The consumption-based revenue for our Operate Solutions comes from our deltaDNA, Multiplay, and Vivox products. Our revenue from these products varies depending on the number of end users of these products or a customer’s hosting needs. A significant portion of the revenue generated from certain of these products in a given period can be driven by consumption by customers with large numbers of end users or high volume hosting requirements. If our customers experience a decline in the rate at which end users play their games, or if we are not able to replace customers who decrease or cease their consumption of our solution with new customers with similar consumption, our business may suffer.
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
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers offer solutions or collect, use, and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Operate Solutions as well as our resource planning and feature development planning for our software. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers offer solutions or collect, use, and share data from end-user devices. For example, Apple has recently implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. The long-term impact of these and other privacy and regulatory changes remains uncertain. In addition, if customers have applications removed from these third-party platforms because of a change in platform guidelines that impact our code or practices, we could be exposed to legal risk and lose customers. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.
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
Our growth strategy is based, in part, on expanding into new industries beyond gaming, including architecture, engineering, construction, automotive, transportation, manufacturing, film, television, professional artistry, and retail, and across use cases, including automobile and building design, online and augmented reality product configurators, autonomous driving simulation and augmented reality workplace safety training, among others. The market for interactive RT3D and 2D content in industries beyond gaming is in an early stage of development, and it is uncertain whether this market will develop as we expect, how rapidly it will develop and how much it will grow. In addition, we have limited experience in addressing these markets and the investments that we are continuing to make to expand further into these markets may be ineffective.
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

Table of Contents	Unity Software Inc.
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
We rely on strategic partnerships and other strategic relationships with hardware, operating system, device, game console, and other technology providers in order to be able to offer our customers the ability to deploy their content on a variety of third-party platforms. Strategic Partnerships and Other accounted for approximately 7%, 9%, and 15% of revenue for the years ended December 31, 2021, 2020, and 2019, respectively. If any of these third parties were to suspend, limit or cease their operations or otherwise terminate their relationships with us, our results of operations could be adversely affected. We have entered into separate agreements with each of our strategic partners. Our agreements with our strategic partners are non-exclusive and typically have multi-year terms. Our strategic partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Any loss of a strategic partnership or other strategic relationship could negatively affect the attractiveness of our platform to customers. In addition, we may have disagreements or disputes with these parties that could negatively impact or threaten our relationship with them. We cannot assure you that we will be successful in sourcing additional strategic partnerships or relationships or in retaining or extending our existing relationships with the parties with whom we currently have relationships. If we are unable to source additional strategic relationships or the parties with whom we currently have strategic relationships were to terminate their relationship with us, our revenue could decline and our business could be adversely affected.
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

Table of Contents	Unity Software Inc.
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
Our results of operations have fluctuated in the past and are expected to fluctuate in the future, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price, and the value of your investment could decline.
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
•fluctuations in usage of our platform;
•our ability to retain and expand the use of our platform by existing customers;
•our ability to attract new customers and convert free creators to customers;
•changes in mix of solutions purchased by our customers;

Table of Contents	Unity Software Inc.
•demand for our gaming customers’ products and their ability to monetize those products, which in turn can have a significant impact on our revenue-share and consumption-based solutions;
•timing and amount of our investments to expand the capacity of our third-party cloud hosting providers;
•seasonality, especially with respect to our Operate Solutions, which tend to generate higher revenue during periods of increased time spent on entertainment, such as holidays, though such seasonal impacts have been and may be reduced or changed as a result of the COVID-19 pandemic;
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

Table of Contents	Unity Software Inc.
Seasonality may cause fluctuations in our sales and results of operations.
Our quarterly results of operations may vary significantly as a result of seasonal fluctuations during periods such as holidays, during which end users spend increased time on entertainment, including games, and mobile applications, which generally increases our customers’ consumption of our Operate Solutions, and may impact our revenue derived from Operate Solutions. We may also experience fluctuations due to factors that may be outside of our control that drive consumption up or down. While we believe that this seasonality has affected and will continue to affect our quarterly results, our rapid growth has largely masked seasonal trends to date.
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
We rely on third parties, including our strategic partners, for various aspects of our business, including deep technology collaborations, co-marketing, advertising partners, development services agreements and revenue share arrangements. Their actions may put our business, reputation and brand at risk. In many cases, third parties may be given access to sensitive and proprietary information or personal information in order to provide services and support to our teams or customers, and they may misappropriate and engage in unauthorized use of our information, technology or customers’ data. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the mobile application industry, financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our partners and may increase their propensity to engage in fraud or otherwise illegal activity which could harm our business reputation, and they may not be able to continue honoring their obligations to us, or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all and we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more business relationships, or experience a degradation of services, our business could be harmed and our financial results could be adversely affected.

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
In addition, end users may view games as a discretionary purchase. Although in periods of economic downturn time spent on gaming typically increases, if we experience a prolonged downturn as a result of the effects of the COVID-19 pandemic or otherwise, end users may reduce their discretionary spending on games and our customers, in turn, may not renew their subscriptions or may otherwise reduce their usage of our platform, which would adversely impact our revenue and financial condition. Economic conditions that negatively impact discretionary consumer spending, including inflation, slower growth, unemployment levels, tax rates, interest rates, energy prices, declining consumer confidence, recession and other macroeconomic conditions, including those resulting from the COVID-19 pandemic and from geopolitical issues and uncertainty, could have a material adverse impact on our business and results of operations.
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
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, platform, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Although the significant majority of our revenue growth has been organic, we have completed more than 15 acquisitions since the beginning of 2019, including deltaDNA, Vivox, Parsec, and Weta Digital, to further our goal of providing a complete set of solutions for all creator needs. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, data, platform, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us or face cultural challenges integrating with our company, or if their software or technology is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. In addition, we have invested and may in the future invest in private companies and may not realize a return on our investments.

Table of Contents	Unity Software Inc.

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
The acquisition of certain of Weta Digital's assets may cause a disruption in our business.
The acquisition of certain of Weta Digital's assets (the "Weta Digital Acquisition") could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. The integration of certain of Weta Digital's assets may place a significant burden on our management and internal resources. The diversion of management’s attention, particularly in our Create Solutions, away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
We have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Weta Digital Acquisition. We may also incur unanticipated costs in the integration of certain of Weta Digital's assets with our business. The substantial majority of these costs will be non-recurring expenses relating to the Weta Digital Acquisition. We also could be subject to litigation related to the Weta Digital Acquisition, which could result in significant costs and expenses.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.
The estimates of market opportunity and forecasts of market growth we have made and may make may prove to be inaccurate. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that affect the calculation of our market opportunity are also subject to change over time.
Estimates of market opportunity in industries beyond gaming are particularly uncertain, given the earlier stage of adoption of solutions for RT3D content creation in those markets. Our estimates of the market opportunity that we can address outside gaming depend on a variety of factors, including the number of software developers, architects and engineers that are potential users of our products. We cannot be sure that the industries in which these developers, architects or engineers are employed will adopt RT3D generally, or our solutions specifically, to any particular extent or at any particular rate.

Table of Contents	Unity Software Inc.
Our expectations regarding potential future market opportunities that we may be able to address are subject to even greater uncertainty. For example, our expectations regarding future market opportunities in gaming depend, among other things, on the extent to which we are able to develop new products and features that expand the applicability of our platform. In addition, our expectations regarding future market opportunities represented by augmented reality and virtual reality applications are subject to uncertainties relating from the fact that such applications are at relatively early stages of development and may not grow at the rates we expect. The extent to which engineers, technicians or other potential users of our products in industries outside gaming are representative of other future market opportunities will depend on those industries having use cases that can be served by RT3D content. Our ability to address those opportunities will depend on our developing products that are responsive to those use cases. In addition, there is significant uncertainty with respect to our estimate of the amount by which the acquisition of Weta Digital will increase our total market opportunity, which is based on internal models and assumes that there is a significant market opportunity amount consumers as well as professional artists for digital visual effects solutions.
We cannot assure you that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our solutions at all or generate any particular level of revenue for us. In addition, any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth we forecast, our business could fail to achieve a substantial share of this market or grow at a similar rate, if at all. Our growth is subject to many risks and uncertainties. Accordingly, the estimates of market opportunity or forecasts of market growth we have made and may make should not be taken as indicative of our future growth.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, and we may be unable to accurately forecast our revenue or financial results. Although we have experienced a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships, our pipeline of customer opportunities for our Create Solutions and Strategic Partnerships were largely back to normal levels by the end of 2020, and we have not experienced COVID-19 related impacts on our Create Solutions or Strategic Partnerships in 2021. We did see an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions, which has moderated over time. This increased demand for our Operate Solutions will likely continue to moderate over time, particularly as vaccines are becoming widely available, and as shelter-in-place orders and other related measures and community practices evolve. Additionally, COVID-19 protocols and precautions reduced spending on events and facilities across 2020 and 2021, which savings will likely not be repeated in future years causing our expenses to increase. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions or seek renegotiations of their contracts, and decrease advertising spend, any of which may result in decreased revenue for us. In addition, we may experience customer or strategic partner losses, including due to bankruptcy or our customers or strategic partners ceasing operations, which may result in an inability to collect receivables from these parties. A decline in revenue or the collectability of our receivables could harm our business.
In addition, in response to the COVID-19 pandemic, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for our employees to return to in-person offices later in 2022, however our plans may change if the number of COVID-19 cases rises where our offices are located, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. As our team continues to be dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. These burdens may lead to employee burn-out and decreased effectiveness which could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, which could seriously harm our business. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our platform.
The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business, operations or the global economy as a whole, particularly if the COVID-19 pandemic and related public health measures continue and persists. The rollout of vaccines and the reduction of COVID-19 cases globally could affect the seasonality of our business or boost global GDP growth, which could positively impact our business. However, the return of more in-person activities will result in an increase in our expenses and could result in a range of impacts to our customers, which could negatively impact our business. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. While the COVID-19 pandemic may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Table of Contents	Unity Software Inc.
Our current operations are and will continue to be global in scope, creating a variety of operational challenges.
We currently have operations and customers across all major global markets. In the years ended December 31, 2021, 2020, and 2019, 37%, 36%, and 34% of our revenue was generated by customers in EMEA, respectively. For each of the three years in the period ended December 31, 2021, 2020, and 2019, 35%, 34%, and 33% of our revenue was generated by customers in Asia-Pacific, respectively. For each of the three years in the period ended December 31, 2021, 2020, and 2019, 27%, 30%, and 33% of our revenue was generated by customers in the Americas, respectively. We also have a sales presence in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. For example, we anticipate that we will need to establish relationships with new partners in order to grow in certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. As of December 31, 2021, approximately 67% of our full-time employees were located outside of the United States. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue growth opportunities, which will require significant dedication of management attention and financial resources.
Our current and future global business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform by creators outside the United States;
•changes or instability in a specific country’s or region’s political, social or economic conditions, including in the United Kingdom ("U.K.") as a result of its exit from the European Union;
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
•increased travel, real estate, infrastructure and legal compliance costs associated with multiple global locations and subsidiaries;

Table of Contents	Unity Software Inc.
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
We are expanding our global operations to better support our growth in global markets. Our corporate structure and associated transfer pricing policies contemplate future growth in global markets, and consider the functions, risks and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions depends on, among other factors, the application of the tax laws of the various jurisdictions, including the United States, to our global business activities, changes in tax rates, new or revised interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. New or revised tax laws may also impact the amount of taxes we pay in different jurisdictions, such as Pillar One and Pillar Two being considered by the Organisation of Economic Co-Operation and Development, which would fundamentally change long-standing transfer pricing principles of taxation. The United States is also actively considering tax reform measures that could negatively impact the amount of taxes that we pay. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them;
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10‑K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, the valuation of our stock-based compensation awards, including the determination of fair value of our common stock, accounting for business combinations and income taxes, among others. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily with sales of our convertible preferred stock, common stock and convertible notes and with cash generated from sales of our Create Solutions and Operate Solutions and from our strategic partnerships. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. In particular, the current COVID-19 pandemic has caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt, equity, or other securities. As a result, our stockholders bear the risk of future issuances of debt, equity, or other securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.

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
The security measures we take to protect this information may be breached as a result of cyber-attacks, computer malware, software bugs and vulnerabilities, malicious code, viruses, social engineering (including spear phishing and ransomware attacks), denial-of-service attacks (such as credential stuffing attacks), supply chain attacks and vulnerabilities through our third party vendors, hacking, and other efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Such incidents have become more prevalent in our industry in recent years. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely. Additionally, the COVID-19 pandemic and our remote workforce pose increased risks to our information technology assets and data. Future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.

Table of Contents	Unity Software Inc.
Such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful or inappropriate access to, inability to access, disclosure of or loss of the sensitive, proprietary and confidential information that we handle. Investigations into potential incidents occur on a regular basis as part of our Security program. Security incidents could also damage our IT systems, our ability to provide our products and services, and our ability to make the financial reports and other public disclosures required of public companies.
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
Our business depends on the interoperability of our solutions across third-party platforms, operating systems, and applications, and on our ability to ensure our platform and solutions operate effectively on those platforms. If we are not able to integrate our solutions with third-party platforms in a timely manner, our business may be harmed.
One of the most important features of our platform and solutions is broad interoperability with a range of diverse devices, operating systems and third-party applications. Our customers rely on our solutions to create and simultaneously deploy content to a variety of third-party platforms. Similarly, we and our customers also rely on our solutions' interoperability with third-party platforms in order to deliver services. Currently, we support and have strategic partnerships with over 20 such platforms. Third-party platforms are constantly evolving, and we may not be able to modify our solutions to assure compatibility with that of other third parties following development changes within a timely manner. For example, third-party platforms frequently deploy updates to their hardware or software and modify their system requirements. The success of our business depends on our ability to incorporate these updates to third-party licensed software into our technology, effectively respond to changes to device and operating system platform requirements, and maintain our relationships with third-party platforms. Our success also depends on our ability to simultaneously manage solutions on multiple platforms and our ability to effectively deploy our solutions to an increasing number of new platforms. Given the number of platforms we support, it can be difficult to keep pace with the number of third-party updates that are required in order to provide the interoperability our customers demand. If we fail to effectively respond to changes or updates to third-party platforms that we support, our business, financial condition, and results of operations could be harmed.
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
In the event that our service agreements relating to our data centers or cloud infrastructure are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform, loss of revenue from revenue-share and consumption-based solutions, as well as significant delays and additional expense in arranging or creating new facilities and services or re-architecting our platform for deployment on a different data center provider or cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.

Table of Contents	Unity Software Inc.
If the market for our platform does not continue to grow or develops more slowly or differently than we expect or we are unable to gain market acceptance for our new products, our business may be harmed.
Our future success depends on increasing demand for solutions to create and operate interactive, RT3D content and our ability to continue to develop new products, services, features and functionality that our customers and end users demand. It is difficult to predict customer adoption rates and demand for our solutions or the future growth rate and size of our market. The expansion of our market depends on a number of factors, including the cost, performance and perceived value associated with interactive, RT3D content creation platforms as an alternative to traditional methods of content creation; the ability to monetize quality interactive content and experiences effectively and efficiently in gaming and across other industries; customer awareness of our platform; the timely completion, introduction and market acceptance of enhancements to our platform or new products that we may introduce, such as our investments into consumer markets or live sports and entertainment; our ability to attract, retain, and effectively train sales personnel; the effectiveness of our marketing programs; and the success of our competitors. The market for solutions like our platform that create and operate interactive, RT3D content might not continue to develop or might develop more slowly than we expect for a variety of reasons, including the failure to create new solutions and functionality that meet market demands, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, and competing technologies and solutions.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, or fail to continuously innovate and advance our technology, our competitors could gain access to our proprietary technology and develop and commercialize substantially identical products, services or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings, or litigation. In addition, despite our pending patent applications, we cannot assure you that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, required to rebrand our products or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, such as rights under our software licenses, and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Our inability to enforce our unique licensing structure, including financial eligibility tiers, and our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our platform, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products, or injure our reputation.
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
While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property that provide key features and functionality in our solutions. We have also obtained rights to use intellectual property through licenses and service agreements with third parties.
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
We may in the future become subject to additional intellectual property disputes, and may become subject to liability as a result of these disputes. Our success depends, in part, on our ability to develop and commercialize our solutions without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies, products, services or platform will not be found to infringe, misappropriate or otherwise violate the intellectual property rights of third parties. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. We have a number of issued patents. We have filed a number of additional U.S. and foreign patent applications but they may not issue. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our solutions or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. Although we carry general liability insurance and patent infringement insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our solutions grow. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

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
Our products, and particularly our Operate Solutions, rely on our ability to process sensitive, proprietary, confidential, and regulated information, including personal information, trade secrets, intellectual property, and business information, that belongs to us or that we handle on behalf of others such as our customers. These activities are regulated by a variety of federal, state, local, and foreign privacy and data security laws and regulations, which have become increasingly stringent in recent years and continue to evolve. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offerings or to substantially modify our Operate Solutions in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our platform or reduced returns on our Operate Solutions.
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. For example, the European Union's ("EU") General Data Protection Regulation (EU) 2016/679 ("GDPR") applies to the European Economic Area ("EEA") and, in substantially equivalent form, to UK establishments and UK-focused processing operations (“UK GDPR”). European data protection laws, including EU GDPR, UK GDPR, and others, impose significant and complex burdens on processing personal information and provide for robust regulatory enforcement and significant penalties for noncompliance. For example, companies that violate the GDPR can face private litigation, bans on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue.
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
Globally, certain jurisdictions have enacted data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency. For example, the GDPR and other European data protection laws also generally prohibit the transfer of personal information to countries outside the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. In addition, Swiss and UK law contain similar data transfer restrictions as the GDPR. The European Commission recently released guidance on Standard Contractual Clauses, a mechanism to transfer data outside of the EEA, which imposes additional obligations to carry out cross-border data transfers. Although there are currently valid mechanisms available to transfer data from these jurisdictions, there remains some uncertainty regarding the future of these cross-border data transfers. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, penalties, and data processing restrictions or bans, and reduce demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.

Table of Contents	Unity Software Inc.
Additionally, in August 2021, China adopted the Personal Information Protection Law ("PIPL"), which takes effect on November 1, 2021. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China, although numerous aspects of the law remain uncertain and developing and the impact that PIPL will have on businesses remains uncertain.
In the United States, federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws.
States have begun to introduce more comprehensive privacy legislation. For example, California enacted the California Consumer Privacy Act ("CCPA") which took effect on January 1, 2020 and imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s collection, use, and sharing of personal information, new operational practices, and requirements to respond to requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). Additionally, it is anticipated that privacy requirements under California law will become more restrictive under the newly adopted California Privacy Rights Act ("CPRA"), which is set to become effective in January 2023 and which is expected to increase the risk of enforcement actions. Other states are considering or have also enacted privacy and data security laws. For example, Virginia and Colorado have similarly enacted such comprehensive laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both of which differ from the CCPA and become effective in 2023.
There is also increasing focus at the state and federal level on use of sensitive categories of data that Unity may be deemed to collect from time to time. For example, several states and localities have enacted statutes banning or restricting the collection of biometric information. Some of our products employ technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to these biometric privacy laws. Although we have endeavored to comply with these laws, the collection of biometric information has increasingly been subject to litigation.
There are emerging cases applying existing privacy and data security laws in the U.S., such as the federal and state wiretapping laws in novel and potentially impactful ways that may affect our ability to offer certain products. The outcome of these cases could cause us to make changes to our products to avoid costly litigation, government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children's Online Privacy Protection Act ("COPPA"), has increased and that trend is expected to continue under the new generation of privacy and data security laws, such as the GDPR, CCPA, and CPRA. For example, the U.K.'s Information Commissioner's Office recently enacted the Age Appropriate Design Code ("Children’s Code"), which imposes various obligations relating to the processing of children’s data. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy and data security laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the CPRA, or other laws relating to children’s privacy.

Table of Contents	Unity Software Inc.
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
As also described in "Risk Factors—Operating system platform providers or application stores may change terms of service, policies or technical requirements to require us or our customers to change data collection and privacy and data security practices, business models, operations, practices, advertising activities or application content, which could adversely impact our business," the requirements imposed by rapidly changing privacy and data security laws, platform providers, and application stores requires us to dedicate significant resources to compliance, and could also limit our ability to operate, harm our reputation, reduce demand for our products, and subject us to regulatory enforcement action (including fines, investigations, audits, or bans on processing personal information), private litigation, and other liability. Such occurrences could adversely affect our business, financial condition, and results of operations.
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
Because our continued business operations in China constitute a significant part of our current and future revenue growth plans, adverse changes in economic and political policies relating to China could have an adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, U.S. export control regulations relating to China have created restrictions with respect to the sale of our products to various Chinese customers and further changes to regulations could result in additional restrictions. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China.
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
Although we have taken precautions to prevent our platform from being provided, deployed or used in violation of export control and sanctions laws, and have enhanced our policies and procedures relating to export control and sanctions compliance, we have inadvertently provided products and services in the past to some customers in apparent violation of U.S. export control and economic sanctions laws. In August 2020, we submitted to OFAC and to the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") initial notifications of voluntary self-disclosure concerning these apparent violations. In February 2021, we submitted to OFAC and BIS final notifications of voluntary self-disclosure concerning the same. In April 2021, OFAC closed out the voluntary self-disclosure and issued a cautionary letter, with no imposition of monetary fines or penalties. In June 2021, after submission of a supplemental disclosure to BIS regarding additional apparent export control violations that were uncovered, BIS also closed out the voluntary self-disclosure and issued a warning letter, with no imposition of monetary fines or penalties. We cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future. If we are found to be in violation of U.S. sanctions or export control regulations, it can result in significant fines or penalties and possible incarceration for responsible employees and managers, as well as reputational harm and loss of business.
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
Our customers outside of the United States generated approximately 76%, 74%, and 72% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively, and our growth strategy includes further expanding our operations and customer base across all major global markets. However, any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential customers with global operations. Any decreased use of our platform or limitation on our ability to export or sell our products in major global markets would adversely affect our business, results of operations, and growth prospects.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We sell our Create Solutions and Operate Solutions to U.S. federal, state, and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for solutions are affected by public sector budgetary cycles and funding authorizations and funding reductions or delays may adversely affect public sector demand that could develop for our solutions.

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
We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair") that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the foreign jurisdiction. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations. We continually monitor the evolving tax requirements in the jurisdictions in which we operate and those jurisdictions where our customers reside.
Our ability to use our net operating losses, credits, and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of December 31, 2021, we had net operating loss ("NOL") carryforwards for U.S. federal, state, and foreign purposes of $1.0 billion, $392.2 million, and $449.8 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2024. A lack of future taxable income would adversely affect our ability to utilize a portion of these NOLs before they expire. Under the current law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, the state of California has suspended the utilization of NOLs and limited the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize all of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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
Risks Related to our Convertible Notes
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $1.7 billion aggregate principal amount of 0% Convertible Senior Notes due 2026 (the "2026 Notes") that we issued in November 2021, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, for example, due to the unknown impacts of the COVID-19 pandemic, our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the 2026 Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet our debt obligations, including the 2026 Notes, which would materially and adversely impact our business, financial condition and operating results.
Conversion of the 2026 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the 2026 Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2026 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes may encourage short selling by market participants because the conversion of the 2026 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes into shares of our common stock could depress the price of our common stock.
The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled under indenture governing the 2026 Notes to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of December 31, 2021, the 2026 Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2026 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Notes is that the equity component would be required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as a discount for purposes of accounting for the debt component of the 2026 Notes.

Table of Contents	Unity Software Inc.
In addition, under certain circumstances, convertible debt instruments (such as the 2026 Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares issuable upon conversion of the 2026 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount.
However, in August 2020, the FASB published an accounting standards update ("ASU") 2020-06 ("ASU 2020-06"), which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 also will no longer allow the use of the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the 2026 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt instrument being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06 for such convertible debt instrument. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. We early adopted ASU 2020-06 for the current fiscal year and as such we do not expect to bifurcate the equity and debt components of the notes on our balance sheet.
The capped call transactions may affect the value of the 2026 Notes and our common stock.
In connection with the pricing of the 2026 Notes and the exercise by the initial purchasers of their option to purchase additional 2026 Notes, we entered into capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers of the 2026 Notes or affiliates thereof and other financial institutions (the "option counterparties"). The Capped Call Transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the Capped Call Transactions, the counterparties or their respective affiliates likely entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2026 Notes, including with certain investors in the 2026 Notes. The counterparties and/or or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes (and are likely to do so on each exercise date of the Capped Call Transactions or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption or conversion of the 2026 Notes). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the 2026 Notes or the shares of our common stock. Any of these activities could adversely affect the value of the 2026 Notes and our common stock.

Table of Contents	Unity Software Inc.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Certain provisions in the indenture governing the 2026 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the 2026 Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the 2026 Notes will require us, except as described in the indenture, to repurchase the notes for cash upon the occurrence of a "fundamental change" (as defined in the indenture) and, in certain circumstances, to increase the conversion rate for a holder that converts its 2026 Notes in connection with a "make-whole fundamental change" (as defined in the indenture). A takeover of us may trigger the requirement that we repurchase the 2026 Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
Risks Related to Ownership of Our Common Stock
Our stock price has been and may continue to be volatile, and the value of our common stock may decline.
The market price of our common stock has been and may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
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
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market;
•general economic and market conditions; and

Table of Contents	Unity Software Inc.
•other events or factors, including those resulting from war, incidents of terrorism, global pandemics, or responses to these events.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We grant and expect to continue granting equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through the sale and issuance of equity securities or convertible securities in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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
We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and which we expect to further increase now that we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations may change from time to time. Monitoring such changes, and updating our procedures to comply with any such changes, may increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the totality of any such additional costs we incur as a public company or the specific timing of such costs.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Based on the market value of our common stock held by non-affiliates as of June 30, 2021, we are no longer an emerging growth company as of December 31, 2021. As such, our independent registered public accounting firm is required to issue an attestation report on management's assessment of our internal control over financial reporting and we must adopt certain additional accounting standards. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and have compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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

Table of Contents	Unity Software Inc.
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
The growth and expansion of our business places a continuous, significant strain on our operational and financial resources. Further growth of our operations to support our customer base, our IT systems and our internal controls and procedures may not be adequate to support our operations. For example, we are still in the process of implementing IT and accounting systems to help manage critical functions such as billing and financial forecasts. As we continue to grow, we may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the growth of our business or otherwise, may result in our inability to accurately forecast our revenue and expenses, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud.
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
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;

Table of Contents	Unity Software Inc.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Francisco, California, where we lease approximately 110,000 square feet of space in three buildings with two leases that expire in August 2025 and one lease that expires in November 2022. Currently, our largest office is located in Montreal, Canada with approximately 137,000 square feet under a lease that expires in June 2030. We also lease an aggregate of 88,608 square feet of space in Copenhagen, Denmark, under two leases that expire in March 2024 and September 2026. In addition, we maintain offices in the United States in Arizona, California, Massachusetts, New York, Pennsylvania, South Carolina, Texas, and Washington, and in Belgium, Canada, China, Colombia, Denmark, Finland, France, Germany, Ireland, Israel, Japan, Lithuania, Singapore, South Korea, Spain, Sweden, Switzerland, and the U.K. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information Regarding our Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol "U" since September 18, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of December 31, 2021, we had 311 stockholders of record of our common stock, including brokers and other institutions, which hold shares of our common stock on behalf of an indeterminate number of beneficial holders.

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
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Our Registration Statement on Form S-1 (File No. 333-248255) for our IPO was declared effective by the SEC on September 17, 2020.
As of December 31, 2021, we have used all of the net proceeds from the IPO for the purposes described in our final prospectus dated September 17, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 18, 2020.
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
The performance graph below compares (i) the cumulative total return on our common stock from September 18, 2020 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2021 with (ii) the cumulative total return of the S&P 500 Information Technology Index (“SP500-45”) and the Russell 3000 (“RUA”) Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on September 18, 2020 and the reinvestment of dividends. The performance graph uses the closing market price on September 18, 2020 of $68.35 per share as the initial value of our common stock. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
250
200
150
100
50
9/18/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Unity Software, Inc.
S&P 500 IT Index
Russell 3000 Index

Company/Index	9/18/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Unity Software Inc.	$100	$128	$225	$147	$161	$185	$209
S&P 500 Information Technology Index	$100	$105	$117	$119	$132	$134	$156
Russell 3000 Index	$100	$101	$116	$122	$132	$132	$143
Item 6. [RESERVED]

Table of Contents	Unity Software Inc.
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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussion of 2019 and year-over-year comparisons between fiscal 2020 and 2019 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that was filed with the SEC on March 5, 2021.
Overview
Unity is the world’s leading platform for creating and operating interactive, RT3D content.
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
In the year ended December 31, 2021, we built upon our history of innovation by achieving a number of milestones that secured our position as the leading platform for creating and operating interactive, RT3D content including those identified below.
•Unity's Operate Solutions continued to command attention: In 2021, Operate Solutions contributed to the stability and success of more than 200 thousand games. Use of Unity monetization services drove more than 2 billion net-new installs, and as cross-platform, multiplayer games became more mainstream, our Multiplay and Vivox offerings continue to grow. They supported some of the most successful game launches last year including Amazon's New World and Splitgate by 1,047 Games.

Table of Contents	Unity Software Inc.
•Unity's Create Solutions accelerated throughout the year: Create Solutions experienced a strong year across games and non-gaming. In late 2021 particularly, AAA publishers and platform providers launched made with Unity games, including Riot Games' Ruined King: A League of Legends Story. Unity continued to expand market share within the top 1,000 mobile games in 2021. Outside of gaming, Unity's RT3D capabilities led to more customers across industries and use-cases to implement Unity software as part of their digital strategies. For example, Hyundai Motors and Unity partner to connect a physical factory with its digital twin to enhance plant management, drive productivity and innovate in the manufacturing process. eBay partnered with unity to enable sellers to showcase the actual item they are selling in Unity's proprietary, interactive 360-view.
•Unity expanded its addressable market through strategic acquisitions and product innovations: In 2021, Unity added key capabilities and expanded its addressable market with key acquisitions, heavily focused on supporting artists. In the remote collaboration space, Unity brought on remote access platform Parsec and SyncSketch, which enables cloud-based, secure collaboration between separated creators and artists. With certain tools and technologies from Weta Digital, Interactive Data Visualization (makers of SpeedTree), and most recently, Ziva Dynamics, Unity aims to democratize access to some of artistry's most exclusive tools and services via the cloud. On the product front, Unity introduced Unity Game Services, which unifies existing solutions and introduces new tools and services to simplify launching cross-platform, multiplayer games. These initiatives expanded the company's total addressable market, increased its serviceable market and strengthened the value of the Unity platform to customers.
We continue to invest in research and development and to pursue selective acquisitions and partnerships in order to enhance and expand our platform.
Impact of COVID-19
While our total revenue, cash flows, and overall financial condition have not been adversely impacted to date, the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new strains or mutations such as the delta or omicron variants, will directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although we experienced a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships in 2020, our pipeline of customer opportunities for our Create Solutions and Strategic Partnerships were largely back to normal levels by the end of 2020 and we have not experienced COVID-19 related impacts on our Create Solutions during 2021. We did see an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders to mitigate the outbreak of COVID-19, which resulted in higher levels of end-user engagement in Operate Solutions and an increase in revenue, along with a decrease in operating expense due to materially reduced travel and spending on events and facilities, which moderated over time. This increased demand for our Operate Solutions will likely continue to moderate over time, particularly as vaccines are becoming widely available, and as shelter-in-place orders and other related measures and community practices evolve. As restrictions related to COVID-19 ease, we expect travel and spending on events and facilities to increase. In response to the COVID-19 pandemic, we are also requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for most of our employees to return to in-person offices later in 2022, however our plans may change if the number of COVID-19 cases rises where our offices are located or if there is an increase in new strains such as the delta or omicron variants, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

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
Customers Contributing More Than $100,000 of Revenue
We have a history of strong growth in our customer base. We focus on the number of customers that generated more than $100,000 of revenue in the trailing 12 months, as this segment of our customer base represents the majority of our revenue and revenue growth. We expect that trend to continue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. We had 1,052, 793, and 600 of such customers in the trailing 12 months as of December 31, 2021, 2020, and 2019, respectively, demonstrating our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming. While these customers represented the substantial majority of revenue for the years ended December 31, 2021, 2020, and 2019, respectively, no one customer accounted for more than 10% of our revenue for either year.
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

	As of December 31,
	2021	2020	2019
Dollar-based net expansion rate	140%	138%	133%
Our dollar-based net expansion rate as of December 31, 2021, 2020, and 2019 was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers, expanded consumption among our existing Operate Solutions customers, and improvements in cross-selling our solutions to all of our customers.

Table of Contents	Unity Software Inc.
The chart below illustrates our strong relationship with existing customers by presenting our dollar-based net expansion rate as of the end of each of the past eight quarters.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,110,526	$772,445	$541,779
Cost of revenue	253,630	172,347	118,597
Gross profit	856,896	600,098	423,182
Operating expenses
Research and development	695,710	403,515	255,928
Sales and marketing	344,939	216,416	174,135
General and administrative	347,912	254,979	143,788
Total operating expenses	1,388,561	874,910	573,851
Loss from operations	(531,665)	(274,812)	(150,669)
Interest expense	(1,131)	(1,520)	—
Interest income and other expense, net	1,566	(3,885)	(2,573)
Loss before provision for income taxes	(531,230)	(280,217)	(153,242)
Provision for income taxes	1,377	2,091	9,948
Net loss	$(532,607)	$(282,308)	$(163,190)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	23	22	22
Gross margin	77	78	78
Operating expenses
Research and development	63	52	47
Sales and marketing	31	28	32
General and administrative	31	33	27
Total operating expenses	125	113	106
Loss from operations	(48)	(36)	(28)
Interest expense	—	—	—
Interest income and other expense, net	—	(1)	—
Loss before provision for income taxes	(48)	(37)	(28)
Provision for income taxes	—	—	2
Net loss	(48)%	(37)%	(30)%
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
Operate Solutions
We generate Operate Solutions revenue through a combination of revenue-share and consumption-based business models that we manage as a portfolio of products and services.

Table of Contents	Unity Software Inc.
Our monetization products are primarily based on a revenue-share model. These products were introduced in 2014 as our first set of Operate Solutions products and currently account for a substantial majority of our Operate Solutions revenue. We recognize monetization revenue when an end user installs an application after seeing an advertisement (contracted on a cost-per-install basis), and when an advertisement starts (contracted on a cost-per-impression basis). Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. For example, Apple recently implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. If end-users do not opt-in to participate in such tracking as defined by Apple, our ability to monetize through advertising could suffer. The long-term impact of these and other privacy and regulatory changes remains uncertain.
We also provide cloud-based services to support the ongoing operation of games and applications. These include application hosting services, as well as end-user engagement tools and voice chat services. These services are generally sold based on consumption and billed monthly in arrears. Some of our consumption-based contracts include a minimum fixed-fee consumption amount. We expect that our Operate Solutions beyond monetization, including cloud operations and hosting services, such as Multiplay, which we introduced in 2018, will grow as a percentage of our revenue in the long term as we further scale newer products and services and as we launch additional solutions for gaming customers as well as customers in other industries.
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

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands, except percentages):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
Create Solutions	$326,636	$231,314	$95,322	41%	$231,314	$168,626	$62,688	37%
Operate Solutions	709,140	471,161	237,979	51%	$471,161	$293,317	$177,844	61%
Strategic Partnerships and Other	74,750	69,970	4,780	7%	$69,970	$79,836	$(9,866)	(12)%
Total revenue	$1,110,526	$772,445	$338,081	44%	$772,445	$541,779	$230,666	43%
The increase in revenue in the year ended December 31, 2021 compared to the year ended December 31, 2020 was substantially due to revenue growth among existing customers. In the year ended December 31, 2021, the increase in revenue was primarily due to an increase in revenue from our Create Solutions and Operate Solutions. Create Solutions revenue growth was largely attributable to an increase in new customers, as well as expansion of existing customers. Within Operate Solutions, the substantial majority of our revenue growth was driven by an increase in revenue per customer as customers increased their consumption across our Operate portfolio of products and services due in part to the higher levels of end-user engagement as a result of strong product and sales execution. We also saw an increase in new customers within Operate Solutions.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of hosting expenses, personnel costs (including salaries, benefits, and stock-based compensation) for employees associated with our product support and professional services organizations, allocated overhead (including facilities, IT, and security costs), third-party license fees, and credit card fees, as well as amortization of related capitalized software and depreciation of related property and equipment.
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
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
Cost of revenue	$253,630	$172,347	$81,283	47%	$172,347	$118,597	$53,750	45%
Gross profit	$856,896	$600,098	$256,798	43%	$600,098	$423,182	$176,916	42%
Gross margin	77%	78%		(1)%	78%	78%		—%
Cost of revenue for the year ended December 31, 2021 increased primarily due to an increase of $43.0 million in personnel-related expense driven by higher stock-based compensation expense of $14.2 million as headcount increased to support our Create Solutions and Strategic Partnerships. IT hosting expense also increased by $21.5 million to support growth in our Create and Operate solutions.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes.

Table of Contents	Unity Software Inc.
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
Research and development expense is summarized as follows (in thousands, except percentages):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
Research and development	$695,710	$403,515	$292,195	72%	$403,515	$255,928	$147,587	58%
Research and development expense for the year ended December 31, 2021 increased primarily due to an increase of $239.1 million in personnel-related expenses, including higher stock-based compensation expense of $99.6 million as headcount increased to support continued product innovation. IT hosting expense increased by $26.7 million due to growing data and compute needs.
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
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
Sales and marketing	$344,939	$216,416	$128,523	59%	$216,416	$174,135	$42,281	24%
Sales and marketing expense for the year ended December 31, 2021 increased primarily due to an increase of $97.9 million in personnel-related expenses, including higher stock-based compensation expense of $46.9 million as headcount increased to support the growth of our sales and marketing teams. In addition, advertisement expenditures on various social media platforms increased by $8.4 million.

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
General and administrative expense is summarized as follows (in thousands, except percentages):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
General and administrative	$347,912	$254,979	$92,933	36%	$254,979	$143,788	$111,191	77%
General and administrative expense for the year ended December 31, 2021 increased primarily due to a one-time charge of $49.8 million for the termination of a future lease contract, including associated construction in progress write-offs. Personnel-related costs also increased $80.6 million, including higher stock-based compensation expense of $51.9 million primarily related to an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions, as well as the incremental equity award modification expense associated with the separation of our former Chief Financial Officer. In addition, professional and insurance expense increased $30.9 million due to increased administrative costs as part of being a public company, in addition an increase in costs related to our business combinations. The increase in expense was partially offset by a one-time charge of $63.6 million related to the donation of our common stock to a charitable foundation during the year ended December 31, 2020.

Table of Contents	Unity Software Inc.
Interest Expense
Interest expense consists primarily of interest expense associated with our Credit Agreement. Interest expense is summarized as follows (in thousands, except percentages):

	Year Ended				Year Ended
	December 31,		Change		December 31,			Change
	2021	2020	Amount	%	2020	2020	2019	Amount	%
Interest expense	$(1,131)	$(1,520)	$389	(26)%	$(1,520)	$(1,520)	$—	$(1,520)	*

*	Not meaningful
Interest expense was recognized in the year ended December 31, 2021 on the outstanding balance from our $125.0 million credit facility and on the amortization of debt issuance costs related to our convertible note issuance in November 2021. The credit facility was terminated in April 2021.
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
Interest income and other expense, net, is summarized as follows (in thousands, except percentages):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
Interest income and other expense, net	$1,566	$(3,885)	$5,451	(140)%	$(3,885)	$(2,573)	$(1,312)	51%
Interest income and other expense, net, for the year ended December 31, 2021 increased primarily due to foreign currency remeasurement gains.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business. We have a valuation allowance against certain of our deferred tax assets, including NOL carryforwards and tax credits related primarily to research and development. Our overall effective income tax rate in future periods may be affected by the geographic mix of earnings in the countries in which we operate. Our future effective tax rate may also be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles in the jurisdictions in which we conduct business. See Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements.
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2021	2020	Amount	%	2020	2019	Amount	%
Provision for income taxes	$1,377	$2,091	$(714)	(34)%	$2,091	$9,948	$(7,857)	(79)%
Provision for income taxes for the year ended December 31, 2021 decreased primarily due to the tax benefit recognized as a result of a partial release of our valuation allowance against our deferred tax assets in connection with business combinations, partially offset by a one time tax expense recognized from an intercompany transaction with our subsidiary in Israel.

Table of Contents	Unity Software Inc.

Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP performance financial measures, as described below, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe the following non-GAAP measures are useful in evaluating our operating performance. We are presenting these non-GAAP financial measures because we believe, when taken collectively, they may be helpful to investors because they provide consistency and comparability with past financial performance. In the future, we may also exclude non-recurring expenses and other expenses that do not reflect our overall operating results.

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
Non-GAAP Gross Profit and Non-GAAP Loss from Operations
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization of acquired intangible assets expense. We define non-GAAP loss from operations as loss from operations excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization of acquired intangible assets expense.
We use non-GAAP gross profit and non-GAAP loss from operations in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP loss from operations provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics exclude stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, a one-time expense for the termination of a future lease agreement, and non-cash charitable contribution expense, which we do not consider to be indicative of our overall operating performance.
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
•non-GAAP loss from operations excludes the one-time expense for the termination of a future lease agreement, although there is no guarantee that the company will not incur similar expenses in the future; and

Table of Contents	Unity Software Inc.
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
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
GAAP gross profit	$856,896	$600,098	$423,182
Add:
Stock-based compensation expense	24,811	10,626	$3,198
Employer tax related to employee stock transactions	5,434	1,117	193
Amortization of intangible assets expense	2,274	—	—
Non-GAAP gross profit	$889,415	$611,841	$426,573
GAAP gross margin	77%	78%	78%
Non-GAAP gross margin	80%	79%	79%
The year-over-year increase in non-GAAP gross margin in 2021 compared to 2020 was primarily due to strong product optimizations and lower unit costs in Operate Solutions as well as lower platform costs to support Strategic Partnerships.
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
GAAP loss from operations	$(531,665)	$(274,812)	$(150,669)
Add:
Stock-based compensation expense	347,159	134,629	44,480
Employer tax related to employee stock transactions	50,574	8,176	2,808
Amortization of intangible assets expense	33,483	17,755	11,570
Lease termination expense	49,795	—	—
Charitable contribution to donor-advised fund	—	63,615	—
Non-GAAP loss from operations	$(50,654)	$(50,637)	$(91,811)
The year-over-year change in our non-GAAP loss from operations in 2021 compared to 2020 was relatively flat due to strong product optimizations and lower unit costs in Operate Solutions as well as lower platform costs to support Strategic Partnerships. This was partially offset by higher personnel-related costs, driven by an increase in headcount across the entire company to support the growth in the business, as well as an increase in IT hosting costs to support growth in our Operate Solutions and our growing data and compute needs.

Table of Contents	Unity Software Inc.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization of acquired intangible assets expense, a one-time expense for the termination of a future lease agreement, and non-cash charitable contribution expense, as well as the related tax effects of these items. Non-GAAP net loss per share also adds back expense relating to deemed dividends representing excess paid over initial issuance price to repurchase convertible preferred stock. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
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
•they exclude the one-time expense for the termination of a future lease agreement, although there is no guarantee that the company will not incur similar expenses in the future;
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
Income Tax Effects of Non-GAAP Adjustments
We utilize a fixed projected tax rate in our computation of non-GAAP income tax effects to provide better consistency across interim reporting periods. In projecting this non-GAAP tax rate, we utilize a financial projection that excludes the direct impact of the non-GAAP adjustments described above, and eliminates the effects of non-recurring and period specific items which can vary in size and frequency. The projected rate considers other factors such as our current operating structure, existing tax positions in various jurisdictions, and key legislation in major jurisdictions where we operate. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the non-GAAP tax rate was (22)%, (17)%, and (20)%, respectively.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Year Ended
	December 31,
	2021	2020	2019
GAAP net loss	$(532,607)	$(282,308)	$(163,190)
Add:
Stock-based compensation expense	347,159	134,629	44,480
Employer tax related to employee stock transactions	50,574	8,176	2,808
Amortization of intangible assets expense	33,483	17,755	11,570
Lease termination expense	49,795	—	—
Charitable contribution to donor-advised fund	—	63,615	—
Income tax effect of non-GAAP adjustments	(10,182)	(7,437)	(8,671)
Non-GAAP net loss	$(61,778)	$(65,570)	$(113,003)

GAAP net loss per share attributable to our common stockholders, basic and diluted	$(1.89)	$(1.66)	$(2.39)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	1.67	1.27	0.44
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.22)	$(0.39)	$(1.95)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	282,195	169,973	114,442
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	282,195	169,973	114,442
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(111,449)	$19,913	$(67,936)
Less:
Purchase of property and equipment	(41,938)	(40,156)	(27,035)
Free cash flow	$(153,387)	$(20,243)	$(94,971)
Net cash used in investing activities	$(1,837,360)	$(575,190)	$(219,541)
Net cash provided by financing activities	$1,721,002	$1,701,455	$161,472
The year-over-year decrease in free cash flow was primarily due to the payment of the corporate bonus for the year ended December 31, 2020, our net loss, higher payroll taxes on stock-based compensation, a one-time payment related to our real estate, prepayments of software licenses, and an increase in working capital as our business grows.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and common stock and through payments received from customers using our platform. As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.7 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are invested primarily in fixed income securities, including government and investment-grade debt securities and money market funds. In November 2021, we also received net proceeds of approximately $1.7 billion from the issuance of convertible notes, after deducting $22.6 million of debt issuance costs and $48.1 million of payments made to enter into the related capped call transactions.
Our material cash requirements from known contractual and other obligations as of December 31, 2021 is as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases (1)	$132,533	$28,193	$62,619	$10,174	$31,547
Purchase commitments (2)	692,215	116,865	279,744	295,606	—
Convertible note (3)	1,725,000	—	—	1,725,000	—
Total (4)	$2,549,748	$145,058	$342,363	$2,030,780	$31,547
(1)    Operating lease obligations consist primarily of obligations for real estate.
(2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    Convertible note due 2026. Refer to footnote 10 for further discussion.
(4)    This table excludes amounts related to income tax liabilities for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $1.3 billion as of December 31, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.

Table of Contents	Unity Software Inc.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions. Our future capital requirements, however, will depend on many factors, including our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary products, teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may choose or be required to seek additional equity or debt financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Our changes in cash flows were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(111,449)	$19,913	$(67,936)
Net cash used in investing activities	(1,837,360)	(575,190)	(219,541)
Net cash provided by financing activities	1,721,002	1,701,455	161,472
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	459	673	(172)
Net change in cash, cash equivalents, and restricted cash	$(227,348)	$1,146,851	$(126,177)
Cash Provided by (Used in) Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $111.4 million and was primarily due to the payment of the corporate bonus for our fiscal year ended December 31, 2020, our net loss, higher payroll taxes on stock-based compensation, prepayments of software licenses, an increase in working capital as our business grows, and a one-time payment related to our real estate.
During the year ended December 31, 2020, cash provided by operating activities was $19.9 million, which consisted of a net loss of $282.3 million, adjusted by non-cash charges of $244.5 million and net cash inflows from the change in net operating assets and liabilities of $57.8 million. The non-cash charges primarily consisted of depreciation and amortization of $43.0 million, stock-based compensation of $134.6 million, and a common stock charitable donation expense of $63.6 million.The net cash inflows from the change in our net operating assets and liabilities was primarily due to a $41.6 million increase in accrued expenses and other current liabilities, a $44.6 million increase in publisher payables, and a $37.4 million increase in deferred revenue. This was partially offset by a $63.3 million increase in accounts receivable and a $13.0 million increase in other current assets.
For the years ended December 31, 2021 and 2020, a substantial portion of our accounts receivable balance comes from advertising partners and is offset by an accounts payable amount due to our publishers (Operate Solutions customers). However, the payment terms that we offer our advertising partners are generally shorter than the payment terms with our publishers (Operate Solutions customers). As such, our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.

Table of Contents	Unity Software Inc.
Cash Used in Investing Activities
During the year ended December 31, 2021, cash used in investing activities was $1.8 billion, consisting of the purchase of marketable securities of $519.7 million, cash used in acquisitions of $1.6 billion, and capital expenditures of $41.9 million, partially offset by proceeds of $309.0 million from marketable security principal repayments and maturities.
During the year ended December 31, 2020, cash used in investing activities was $575.2 million, consisting of the purchase of marketable securities of $482.5 million, cash used in acquisitions of $53.2 million and capital expenditures of $40.2 million.
Cash Provided by Financing Activities
During the year ended December 31, 2021, cash provided by financing activities was $1.7 billion and consisted of $1.7 billion in net proceeds received from the issuance of the convertible notes, after deducting debt issuance costs of $22.6 million and $48.1 million of payments made to enter into the related capped call transactions, and $66.7 million of proceeds from the exercise of stock options.
During the year ended December 31, 2020, cash provided by financing activities was $1.7 billion, primarily consisting of net proceeds of $1.4 billion from our initial public offering, net proceeds of $250.0 million from the issuance of convertible preferred stock and common stock, proceeds of $125.0 million from the revolving credit facility, and proceeds of $25.4 million from the exercise of stock options. The net cash outflows from financing activities was primarily due to the $125.0 million repayment of principal on our revolving credit facility.
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These principles require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The critical accounting estimates, assumptions and judgements that we believe have the most significant impact on our consolidated financial statements are described below.
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

Table of Contents	Unity Software Inc.
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
Stock-Based Compensation
Stock-based compensation expense related to our employees and non-employee directors is calculated based on the fair value on the grant date. For restricted stock units ("RSUs"), fair value is based on the closing price of our common stock on the grant date. The fair value of stock options and purchases made under the 2020 Employee Stock Purchase Plan ("2020 ESPP") is estimated using the Black-Scholes pricing model. This model requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of our common stock, expected dividend yield, and a risk-free interest rate. Options granted during the year have a maximum contractual term of ten years. We have limited historical stock option activity and therefore estimate the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar industry. We have historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury ("U.S. Treasury") yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options.
We recognize stock-based compensation expense for stock options and RSUs, on a straight-line basis, over the requisite service period, generally, a vesting period of one year to four years. We recognize stock-based compensation expense related to the 2020 ESPP on a straight-line basis over the offering period. We have elected to account for forfeitures as they occur.
Accounting for Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
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

Table of Contents	Unity Software Inc.
•future expected revenues and cash flows from acquired intangible assets;
•the economic life used on acquired company’s trade name, trademark, existing customer relationship, and contractual relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our product portfolio;
•the expected use of the acquired intangible assets; and
•discount rates.
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
We use the asset and liability method under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Income Taxes, when accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability.
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
JOBS Act Accounting Election
Effective December 31, 2021, we are no longer an "emerging growth company," as defined in the JOBS Act. Prior to losing our status as an emerging growth company, the JOBS ACT allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made to private companies, and we had elected to use this extended transition period. We can no longer take advantage of this extended transition period.
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
Interest rate risk
The primary objectives of our investment activities are to preserve principle, provide liquidity, and maximize income without significantly increasing risk. Some of the securities we invest in are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents, and investments in a variety of securities, including U.S. treasury securities, commercial paper, corporate bonds, asset-backed securities, supranational bonds, and money market funds. The risk associated with fluctuating interest rates is limited to our investment portfolio. An increase of 100 basis points in interest rates would have resulted in a $5.5 million market value reduction in our investment portfolio as of December 31, 2021.

Table of Contents	Unity Software Inc.
Item 8. Financial Statements and Supplementary Data
UNITY SOFTWARE INC.

Table of Contents	Unity Software Inc.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unity Software Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Table of Contents	Unity Software Inc.

Revenue Recognition
Description of the Matter	As discussed in Note 1 to the consolidated financial statements, revenue is recognized when the Company's contractual performance obligations are satisfied, in an amount that reflects the consideration expected in exchange for products and services. Determining whether certain of the Company’s products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation requires significant judgment. Judgment is required to determine the level of integration and interdependency between individual promises of software license and multi-platform support. This determination influences whether the software license is considered distinct and accounted for separately as a license performance obligation recognized at a point in time, or not distinct and accounted for together with other promises as a single performance obligation recognized over time. Management has concluded that the Company’s software subscription is a single combined performance obligation because the software license and multi-platform support are highly interdependent and interrelated. As such, the combined performance obligation is recognized over the contract term as the subscription is delivered.

Auditing the Company’s determination whether the products and services included in the Company’s software subscriptions should be accounted for as distinct performance obligations or as one combined performance obligation required a significant level of auditor judgment.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's determination of performance obligations. We also obtained an understanding of the Company’s product and service offerings and tested the application of the revenue recognition accounting model to determine distinct performance obligations.

Our audit procedures also included, among others, assessing the nature, level of integration and interdependency between the software license, and multi-platform support. We also assessed key assumptions related to the software license and multi-platform support with the Company’s product specialists and further reviewed information externally available on the Company’s product offerings. We have also evaluated the Company’s revenue disclosures in relation to these matters.

Table of Contents	Unity Software Inc.

Valuation of Acquired Intangible Assets
Description of the Matter	As described in Note 6 to the consolidated financial statements, in December 2021, the Company acquired certain assets of Weta Digital Limited for total purchase consideration of $1,526.1 million, of which $668.4 million was allocated to the fair value of acquired intangible assets. In September 2021, the Company acquired Parsec Cloud, Inc. for total purchase consideration of $332.7 million, of which $43.2 million was allocated to the fair value of acquired intangible assets.

Auditing the fair value of acquired intangible assets was complex due to the significant estimation uncertainty in determining the fair value of acquired intangible assets. The significant assumptions used to estimate the fair value of acquired intangible assets included forecasted revenue and discount rates. These assumptions were highly subjective and involved significant judgment as they were based on estimates of future financial performance and could be impacted by competition and technological innovation, among other factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s acquisition accounting process, including controls over management’s review of significant assumptions including forecasted revenue and discount rates used in the valuation of acquired intangible assets.

To test the fair value of acquired intangible assets from these acquisitions, our audit procedures included, among others, identifying and testing the significant assumptions including forecasted revenue and discount rates used in the valuation models by assessing the historical accuracy of management’s estimates of its performance and comparing assumptions to historical performance and available external data from comparable companies. Additionally, we involved our valuation specialists to assist with our evaluation of the valuation methodologies and the significant assumptions used in the valuation models, and to perform comparative calculations of the valuation.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2019.
San Jose, California
February 22, 2022

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,055,776	$1,272,578
Marketable securities	681,323	479,406
Accounts receivable, net of allowances of $5,447 and $2,714 as of December 31, 2021 and 2020, respectively	340,491	274,255
Prepaid expenses	39,097	32,025
Other current assets	34,423	22,396
Total current assets	2,151,110	2,080,660
Property and equipment, net	106,106	95,544
Operating lease right‑of‑use assets	98,393	103,609
Goodwill	1,620,127	286,251
Intangible assets, net	814,386	57,459
Restricted cash	10,823	21,369
Other assets	40,401	26,333
Total assets	$4,841,346	$2,671,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,009	$11,303
Accrued expenses and other current liabilities	144,873	106,306
Publisher payables	237,637	182,269
Income and other taxes payable	64,759	64,116
Deferred revenue	140,528	113,853
Operating lease liabilities	23,729	25,375
Total current liabilities	625,535	503,222
Convertible notes	1,703,035	—
Long-term deferred revenue	15,945	20,523
Long-term operating lease liabilities	92,539	98,532
Other long-term liabilities	9,901	11,805
Total liabilities	2,446,955	634,082
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.000005 par value; 100,000 shares authorized, and no shares issued and outstanding as of December 31, 2021; 100,000 shares authorized, issued, and outstanding as of December 31, 2020	—	—
Common stock, $0.000005 par value; 1,000,000 and 1,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 292,592 and 273,537 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	3,729,874	2,838,057
Accumulated other comprehensive loss	(3,858)	(3,418)
Accumulated deficit	(1,331,627)	(797,498)
Total stockholders’ equity	2,394,391	2,037,143
Total liabilities and stockholders’ equity	$4,841,346	$2,671,225
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,110,526	$772,445	$541,779
Cost of revenue	253,630	172,347	118,597
Gross profit	856,896	600,098	423,182
Operating expenses
Research and development	695,710	403,515	255,928
Sales and marketing	344,939	216,416	174,135
General and administrative	347,912	254,979	143,788
Total operating expenses	1,388,561	874,910	573,851
Loss from operations	(531,665)	(274,812)	(150,669)
Interest expense	(1,131)	(1,520)	—
Interest income and other expense, net	1,566	(3,885)	(2,573)
Loss before provision for income taxes	(531,230)	(280,217)	(153,242)
Provision for income taxes	1,377	2,091	9,948
Net loss	$(532,607)	$(282,308)	$(163,190)
Basic and diluted net loss per share:
Net loss per share attributable to our common stockholders, basic and diluted	$(1.89)	$(1.66)	$(2.39)
Weighted-average shares used in per share calculation attributable to our common stockholders, basic and diluted	282,195	169,973	114,442
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(532,607)	$(282,308)	$(163,190)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	583	161	(155)
Change in unrealized gains (losses) on marketable securities	(1,023)	53	—
Other comprehensive gain (loss)	(440)	214	(155)
Comprehensive loss	$(533,047)	$(282,094)	$(163,345)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2019
						Accumulated
					Additional	Other			Total
	Convertible Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2018	96,992,575	$600,114	107,068,886	$1	$173,214	$(3,477)	$(352,000)	$(101,725)	$316,127
Issuance of common stock	—	—	22,297,024	—	460,200	—	—	—	460,200
Issuance of common stock from exercise of stock options	—	—	6,427,160	—	11,813	—	—	—	11,813
Common stock issued in connection with acquisitions	—	—	1,734,737	—	34,807	—	—	—	34,807
Purchase and retirement of treasury stock	—	—	(14,266,783)	—	(388,100)	—	—	101,725	(286,375)
Issuance of convertible Series E preferred stock, net of issuance costs	5,681,818	124,918	—	—	—	—	—	—	124,918
Repurchase and extinguishment of convertible preferred stock	(6,775,179)	(38,473)	—	—	(110,241)	—	—		(148,714)
Stock‑based compensation expense	—	—	—	—	30,959	—	—	—	30,959
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	13,521	—	—	—	13,521
Net loss	—	—	—	—	—	—	(163,190)	—	(163,190)
Foreign currency translation adjustment	—	—	—	—	—	(155)	—	—	(155)
Balance at December 31, 2019	95,899,214	$686,559	123,261,024	$1	$226,173	$(3,632)	$(515,190)	$—	$393,911

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2020
						Accumulated
					Additional	Other			Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2019	95,899,214	$686,559	123,261,024	$1	$226,173	$(3,632)	$(515,190)	$—	$393,911
Issuance of common stock	—	—	4,545,455	—	100,000	—	—	—	100,000
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	28,750,000	—	1,417,582	—	—	—	1,417,582
Issuance of common stock in connection with charitable donation	—	—	750,000	—	63,615	—	—	—	63,615
Issuance of common stock from exercise of stock options	—	—	6,758,226	—	25,404	—	—	—	25,404
Issuance of common stock from exercise of stock options in connection with nonrecourse promissory note	—	—	5,656,927	—	8,856	—	—	—	8,856
Common stock issued in connection with acquisitions	—	—	1,103,190	—	25,380	—	—	—	25,380
Purchase and retirement of treasury stock	—	—	(5,000)	—	(110)	—	—	—	(110)
Issuance of convertible Series E preferred stock, net of issuance costs	6,818,182	149,970	—	—	—	—	—	—	149,970
Conversion of convertible preferred stock to common stock upon initial public offering	(102,717,396)	(836,529)	102,717,396	1	836,528	—	—	—	—
Stock‑based compensation expense	—	—	—	—	134,554	—	—	—	134,554
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	75	—	—	—	75
Net loss	—	—	—	—	—	—	(282,308)	—	(282,308)
Foreign currency translation adjustment	—	—	—	—	—	161	—	—	161
Unrealized gain on marketable securities	—	—	—	—	—	53	—	—	53
Balance at December 31, 2020	—	$—	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$—	$2,037,143

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2021
						Accumulated
					Additional	Other			Total
	Convertible Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance at December 31, 2020	—	$—	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$—	$2,037,143
Cumulative effect of accounting change	—	—	—	—	—	—	(1,522)	—	(1,522)
Issuance of common stock from exercise of stock options	—	—	11,650,963	—	66,704	—	—	—	66,704
Issuance of common stock for settlement of RSUs	—	—	3,935,813	—	—	—	—	—	—
Common stock issued in connection with acquisitions	—	—	3,468,362	—	526,081	—	—	—	526,081
Purchase of capped calls	—	—	—	—	(48,127)	—	—	—	(48,127)
Stock‑based compensation expense	—	—	—	—	334,529	—	—	—	334,529
Stock-based compensation expense in connection with modified awards for certain employees	—	—	—	—	12,630	—	—	—	12,630
Net loss	—	—	—	—	—	—	(532,607)	—	(532,607)
Foreign currency translation adjustment	—	—	—	—	—	583	—	—	583
Unrealized loss on marketable securities	—	—	—	—	—	(1,023)	—	—	(1,023)
Balance at December 31, 2021	—	$—	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$—	$2,394,391
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(532,607)	$(282,308)	$(163,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,567	42,974	31,113
Common stock charitable donation expense	—	63,615	—
Stock-based compensation expense	334,529	134,554	30,959
Stock-based compensation expense in connection with modified awards for certain employees	12,630	75	13,521
Other	13,843	3,246	133
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(65,151)	(63,294)	(49,420)
Prepaid expenses	(6,831)	(9,131)	(9,269)
Other current assets	(13,170)	(12,985)	4,457
Operating lease right-of-use ("ROU") assets	23,739	23,923	—
Deferred tax, net	(13,033)	(213)	(4,466)
Other assets	(6,628)	(1,867)	(7,657)
Accounts payable	2,022	(2,526)	473
Accrued expenses and other current liabilities	34,571	41,618	12,432
Publisher payables	55,368	44,605	20,174
Income and other taxes payable	(1,296)	19,525	13,166
Operating lease liabilities	(26,473)	(20,204)	—
Other long-term liabilities	(3,282)	898	8,587
Deferred revenue	15,753	37,408	31,051
Net cash provided by (used in) operating activities	(111,449)	19,913	(67,936)
Investing activities
Purchase of marketable securities	(519,698)	(482,453)	—
Proceeds from principal repayments on marketable securities	18,572	1,644	—
Maturities of marketable securities	290,385	—	—
Purchase of non-marketable investments	(4,600)	(1,000)	—
Purchase of property and equipment	(41,938)	(40,156)	(27,035)
Acquisition of intangible assets	—	(750)	—
Business acquisitions, net of cash acquired	(1,580,081)	(52,475)	(192,506)
Net cash used in investing activities	(1,837,360)	(575,190)	(219,541)

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Financing activities
Proceeds from issuance of convertible notes	1,725,000	—	—
Purchase of capped calls	(48,127)	—	—
Proceeds from revolving loan facility	—	125,000	—
Payment of principal related to revolving loan facility	—	(125,000)	—
Payment of debt issuance costs	(22,575)	(247)	(370)
Proceeds from initial public offering, net of underwriting discounts, commissions, and offering costs	—	1,417,582	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	149,970	124,918
Proceeds from issuance of common stock	—	100,000	460,200
Repurchase and extinguishment of convertible preferred stock	—	—	(148,714)
Purchase and retirement of treasury stock	—	(110)	(286,375)
Proceeds from exercise of stock options	66,704	25,404	11,813
Proceeds from exercise of stock options in connection with nonrecourse promissory note	—	8,856	—
Net cash provided by financing activities	1,721,002	1,701,455	161,472
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	459	673	(172)
Increase (decrease) in cash, cash equivalents, and restricted cash	(227,348)	1,146,851	(126,177)
Cash and restricted cash, beginning of period	1,293,947	147,096	273,273
Cash, cash equivalents, and restricted cash, end of period	$1,066,599	$1,293,947	$147,096

Supplemental disclosure of cash flow information:
Cash paid for interest	$110	$1,393	$—
Cash paid for income taxes, net of refunds	$5,651	$19,956	$1,187
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business acquisitions	$526,081	$25,144	$34,807
Fair value of common stock issued as consideration for acquisition of intangible assets	$—	$236	$—
Accrued property and equipment	$8,329	$4,665	$3,572
The below table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown on the consolidated statements of cash flows (in thousands):

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$1,055,776	$1,272,578	$129,959
Restricted cash	10,823	21,369	17,137
Total cash, cash equivalents, and restricted cash	$1,066,599	$1,293,947	$147,096
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
We market our solutions directly through our online store and field sales operations in North America, Denmark, China, Finland, the U.K., Germany, Israel, Japan, Singapore, South Korea, and Spain, and indirectly through independent distributors and resellers worldwide.
Basis of Presentation and Consolidation
We prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of Unity Software Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions. In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, fair values of financial instruments, useful lives of fixed assets, the incremental borrowing rate ("IBR") we use to determine our operating lease liabilities, income taxes, valuation of deferred tax assets and liabilities, valuation of intangible assets, useful lives of intangible assets, assets acquired and liabilities assumed through business combinations, valuation of stock-based compensation, capitalization of software costs and software implementation costs, customer life for capitalized commissions, and other contingencies, among others. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
Revenue Recognition
Revenue is recognized upon the transfer of control of promised products and services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.
We evaluate and recognize revenue by:
•identifying the contract(s) with the customer;
•identifying the performance obligation(s) in the contract(s);
•determining the transaction price;
•allocating the transaction price to performance obligation(s) in the contract(s); and

Table of Contents	Unity Software Inc.
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
Create Solutions
    Create Solutions Subscriptions
Our subscriptions, mainly consisting of Unity Pro and Unity Plus (collectively, the “Create Solutions subscriptions”) are fully integrated content development solutions that enable customers to build interactive real-time 2D and 3D applications. These Create Solutions subscriptions provide customers with the rights to a software license with embedded cloud functionality and multi-platform support. Significant judgment is required to determine the level of integration and interdependency between individual promises of the Create Solutions subscriptions. This determination influences whether the software is considered distinct and accounted for separately as a license performance obligation recognized at a point in time, or not distinct and accounted for together with other promises in the Create Solutions subscriptions as a single performance obligation recognized over time. Under FASB ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), we have concluded that the software license is not distinct from the multi-platform support as they are highly interdependent and interrelated considering the significant two-way dependency between the promises. Although the promise to the embedded cloud functionality represents separate performance obligations under Topic 606, we have accounted for these obligations as if they are a single performance obligation that includes the software license and the multi-platform support because the cloud functionality has the same pattern of transfer to the customer over the duration of the subscription term.
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
Create Solutions subscriptions typically have a term of one to three years and are generally billed in advance and recognized ratably over the term.

Table of Contents	Unity Software Inc.
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
    Cloud and Hosting Services
We provide cloud-based services as well as enterprise hosting (“Hosting Services”) to developers that develop and operate multiuser/multiplayer games and applications through a combination of hardware server and cloud-based infrastructure and services. The Hosting Services facilitate the connection of end users, and allow content game and application operators to monitor network traffic. Our cloud-based services provide our customers with tools and services to develop and operate live games and applications, including voice chat services. We primarily sell these services on a fixed fee or consumption-based model with fixed fees billed monthly in advance and consumption fees billed monthly in arrears. We recognize revenue ratably over the contractual service term for fixed fee arrangements as we have a stand-ready performance obligation that is generally fulfilled evenly throughout the hosting period. We recognize revenue for consumption-based arrangements as services are provided.

Table of Contents	Unity Software Inc.
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
Cost of Revenue
Cost of revenue for the delivery of software tools, support, updates and advertising consists primarily of hosting expenses, personnel costs (including salaries, stock-based compensation, and benefits) for employees associated with our product support and professional services organizations, credit card fees, third-party license fees, and allocated shared costs, including facilities, IT, and security costs, as well as amortization of related capitalized software costs and depreciation of related property and equipment.

Table of Contents	Unity Software Inc.
Stock-Based Compensation
Stock-based compensation expense related to our employees and non-employee directors is calculated based on the fair value on the grant date. For restricted stock units ("RSUs"), fair value is based on the closing price of our common stock on the grant date. The fair value of stock options and purchases made under the 2020 Employee Stock Purchase Plan ("2020 ESPP") is estimated using the Black-Scholes pricing model. This model requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of our common stock, expected dividend yield, and a risk-free interest rate. Options granted during the year have a maximum contractual term of ten years. We have limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar industry. We have historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury ("U.S. Treasury") yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options.
We recognize stock-based compensation expense for stock options and RSUs, on a straight-line basis, over the requisite service period, generally, a vesting period of one year to four years. We recognize stock-based compensation expense related to the 2020 ESPP on a straight-line basis over the offering period. We have elected to account for forfeitures as they occur.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Our cash equivalents include money market funds and commercial paper.
As of December 31, 2021 and 2020, restricted cash was $10.8 million and $21.4 million, respectively. Restricted cash consists of secured letters of credit issued in connection with our operating leases. Restrictions typically lapse at the end of the lease term, and restricted cash is classified as current or non-current based on the remaining term of the restriction.
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
Accounts Receivable
We record accounts receivable at the invoiced amount. We maintain an allowance for doubtful accounts for any receivables we may be unable to collect, based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. In addition, we review the accounts receivable amounts due from customers that are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of customers based on ongoing credit evaluations. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $5.4 million and $2.7 million, respectively. We include the allowances for doubtful accounts in accounts receivable, net, on the consolidated balance sheets.
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
As of December 31, 2021 and 2020, no individual customer represented 10% or more of the aggregate receivables. For the years ended December 31, 2021, 2020, and 2019, no individual customer represented 10% or more of total revenue.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Our other comprehensive loss includes unrealized gains and losses on available-for-sale investments and foreign currency translation adjustment.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization, computed using the straight-line method based on the estimated useful lives of the assets. Depreciation commences upon placing the asset in service. An estimated useful life of three years is used for computer and other hardware and five years is used for furniture. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining term of the lease. Software is amortized over the estimated useful life or license term, generally either three to five years.
The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Table of Contents	Unity Software Inc.
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to the consolidated statement of operations.
Leases
We determine if a contract contains a lease based on whether we have the right to obtain substantially all of the economic benefits from the use of an identified asset and whether we have the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which we do not own. Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received and prepayments made. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our IBR because the interest rate implicit in most of our leases is not readily determinable. The IBR is a hypothetical rate based on our understanding of what our credit rating would be. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in our lease liability calculation. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
Convertible Senior Notes and Capped Call Transactions
We account for the issuance of convertible senior notes as a single liability measured at its amortized cost. Interest expense related to the amortization of debt issuance costs are recorded in other income and expense.
We record the cost of capped call transactions as a reduction of our additional paid-in capital on our consolidated balance sheets. Capped call transactions will not be remeasured as long as they continue to meet the conditions for equity classification.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:
•future expected revenues and cash flows from acquired intangible assets;
•the economic life used on acquired company’s trade name, trademark, existing customer relationship, and contractual relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our product portfolio;
•the expected use of the acquired intangible assets; and
•discount rates.
These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill and Intangible Assets

Table of Contents	Unity Software Inc.
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets, with the exception of certain contractual relationships, that are not considered to have an indefinite useful life are amortized on a straight-line basis over their estimated useful lives, which typically range from three to six years. Certain contractual relationships are amortized using an accelerated method of amortization, which reflects the pattern in which the economic benefits from the intangible assets are expected to be recognized.
On an annual basis, we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining amortization period. No changes to the useful lives of our intangible assets were deemed necessary during the years ended December 31, 2021, 2020, and 2019 based on management's evaluation.
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
The amount of capitalized software costs and capitalized implementation costs was $1.2 million and $4.7 million, respectively, during the year ended December 31, 2021 and $0.8 million and $7.0 million, respectively, during the year ended December 31, 2020. Capitalized software costs are included in property and equipment, net, on the consolidated balance sheets. The current portion of capitalized implementation costs are included in prepaid expenses on the consolidated balance sheets, and the non-current portion of capitalized implementation costs are included in other assets on the consolidated balance sheets.
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

Table of Contents	Unity Software Inc.
There were no material impairments of capitalized software costs, capitalized implementation costs, intangible assets, long-lived assets, or goodwill during the years ended December 31, 2021, 2020, and 2019.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
We record an income tax expense (or benefit) for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for NOL and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the deferred income tax effects of a change in tax rates in the period of the enactment.
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
Warranties and Indemnifications
From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third‑party claims. These contracts primarily relate to agreements under which we indemnify customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary, and the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations as of December 31, 2021 and 2020.

Table of Contents	Unity Software Inc.
We generally do not offer warranties for our software products. With certain customers, we will warrant that our software products will operate without material error and/or substantially in conformity with product documentation. We have not experienced any warranty claims to date, and no liabilities have been recorded as of December 31, 2021 and 2020.
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
Advertising Costs
Advertising costs are expensed as incurred as a component of sales and marketing expense in the consolidated statements of operations. Advertising expense was approximately $24.2 million, $12.3 million, and $4.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Accounts Receivable
We record accounts receivable at the original invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. We make estimates of expected credit losses for the allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The estimated credit loss allowance is recorded as a general and administrative expense on our consolidated statement of operations. As of December 31, 2021, the allowance for credit losses was $5.4 million.

Table of Contents	Unity Software Inc.
Marketable Securities
Our marketable securities consist of investments in U.S. treasury securities, asset-backed securities, corporate bonds, commercial paper, and supranational bonds. We classify our investments in debt securities as available-for-sale at the time of purchase. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the consolidated balance sheets. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value if it is more likely than not that we are required to sell the impaired security before recovery of its amortized cost basis, or we have the intention to sell the security. If neither of these conditions is met, we determine whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in interest income and other expense, net in our consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive loss in stockholders’ equity.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments in the diluted earnings per share calculated and include the effect of potential share settlement for instruments that may be settled in cash or shares. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021 with early adoption permitted, but only at the beginning of the fiscal year. We early adopted ASU 2020-06 as of January 1, 2021 with no cumulative effect upon adoption. There was no impact to the number of potentially dilutive shares in each of the periods presented.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. Under this exception, an acquirer applies Topic 606 to recognize and measure contract assets and contract liabilities on the acquisition date. Topic 805 generally requires the acquirer in a business combination to recognize and measure the assets it acquires and liabilities it assumes at fair value on the acquisition date. This generally will result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. The ASU is effective for fiscal years beginning December 15, 2022. Early adoption is permitted for all entities, including adoption in an interim period. We early adopted this new standard effective January 1, 2021. The adoption resulted in immaterial changes in contract liabilities and total revenue recognized for the year ended December 31, 2021.
Recent Accounting Pronouncements Not Yet Adopted
There were no other significant updates to the recently issued accounting standards other than as disclosed herein. Although there are several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Table of Contents	Unity Software Inc.
3. Revenue
Disaggregation of Revenue
Revenue by Source
The following table presents our revenue disaggregated by source (in thousands):

	Year Ended December 31,
	2021	2020	2019
Create Solutions	$326,636	$231,314	$168,626
Operate Solutions	709,140	471,161	293,317
Strategic Partnerships and Other	74,750	69,970	79,836
Total revenue	$1,110,526	$772,445	$541,779
Additional information regarding our revenue by source is discussed under the heading “Revenue Recognition” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.
Revenue by Geographic Area
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$266,825	$197,343	$151,383
Greater China (1)(2)	169,330	111,037	64,784
EMEA (1)(3)	414,902	279,344	184,064
APAC (1)(4)	222,348	149,527	113,938
Other Americas (1)(5)	37,121	35,194	27,610
Total revenue	$1,110,526	$772,445	$541,779
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
Contract assets (unbilled receivables) included in accounts receivable are recorded when revenue is recognized in advance of customer invoicing. Unbilled receivables totaled $28.3 million and $26.3 million as of December 31, 2021 and 2020, respectively. Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the year ended December 31, 2021 that was included in the deferred revenue balances at January 1, 2021 was $108.6 million. The satisfaction of performance obligations typically lags behind payments received under contract from customers, which may lead to an increase in our deferred revenue balance over time.

Table of Contents	Unity Software Inc.
Remaining Performance Obligations
As of December 31, 2021, we had total remaining performance obligations of $581.5 million, which represents the total contract transaction price allocated to undelivered performance obligations primarily for Create Solutions subscriptions, Enterprise Support, and Strategic Partnership contracts, which are generally recognized over the next one year to three years. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. This amount excludes contracts with an original expected term of one year or less and contracts for which we recognize revenue in the amount and in the same period in which we invoice for services performed. We expect to recognize $204.6 million or 35% of this revenue during the next 12 months. We expect to recognize the remaining $376.8 million or 65% of this revenue thereafter.
4. Cash Equivalents and Marketable Securities
Restricted cash, cash equivalents, and marketable securities consisted of the following as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted cash:
Restricted cash	$10,823	$—	$—	$10,823
Total restricted cash	$10,823	$—	$—	$10,823

Cash equivalents:
Money market funds	$73,138	$—	$—	$73,138
Total cash equivalents	$73,138	$—	$—	$73,138

Marketable securities:
Commercial paper	$59,792	$—	$—	$59,792
Asset-backed securities	40,965	—	(23)	40,942
Corporate bonds	237,735	20	(353)	237,402
U.S. treasury securities	272,678	1	(379)	272,300
Supranational bonds	71,121	1	(235)	70,887
Total marketable securities	$682,291	$22	$(990)	$681,323

Table of Contents	Unity Software Inc.
Cash equivalents and marketable securities consisted of the following as of December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted cash:
Restricted cash	$21,369	$—	$—	$21,369
Total restricted cash	$21,369	$—	$—	$21,369

Cash equivalents:
Money market funds	$660,086	$—	$—	$660,086
Commercial paper	75,726	—	—	75,726
Total cash equivalents	$735,812	$—	$—	$735,812

Marketable securities:
Asset-backed securities	49,950	54	(39)	49,965
Corporate bonds	92,312	31	(21)	92,322
U.S. treasury securities	327,025	81	(56)	327,050
Supranational bonds	10,066	4	(1)	10,069
Total marketable securities	$479,353	$170	$(117)	$479,406
We do not intend to sell any of the securities in an unrealized loss position and we expect to realize the full value of all these investments which may be upon maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the years ended December 31, 2021,and 2020.
The following table summarizes the amortized cost and fair value of our marketable securities as of December 31, 2021, by contractual years to maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$381,269	$381,133
Due between one and three years	301,022	300,190
Total	$682,291	$681,323
There were no material realized or unrealized gains or losses, either individually or in the aggregate during the year ended December 31, 2021, 2020, and 2019 for the years ended December 31, 2021 and 2020.
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

Table of Contents	Unity Software Inc.
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Restricted cash:
Restricted cash	$10,823	$—	$—	$10,823
Total restricted cash	$10,823	$—	$—	$10,823

Cash equivalents:
Money market funds	$73,138	$—	$—	$73,138
Total cash equivalents	$73,138	$—	$—	$73,138

Marketable securities:
Commercial paper	$—	$59,792	$—	$59,792
Asset-backed securities	—	40,942	—	40,942
Corporate bonds	—	237,402	—	237,402
U.S. treasury securities	—	272,300	—	272,300
Supranational bonds	—	70,887	—	70,887
Total marketable securities	$—	$681,323	$—	$681,323
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Restricted cash:
Restricted cash	$21,369	$—	$—	21,369
Total restricted cash	$21,369	$—	$—	$21,369

Cash equivalents:
Money market funds	$660,086	$—	$—	$660,086
Commercial paper	—	75,726	—	75,726
Total cash equivalents	$660,086	$75,726	$—	$735,812

Marketable securities:
Asset-backed securities	$—	$49,965	$—	$49,965
Corporate bonds	—	92,322	—	92,322
U.S. treasury securities	—	327,050	—	327,050
Supranational bonds	—	10,069	—	10,069
Total marketable securities	$—	$479,406	$—	$479,406
6. Acquisitions
Acquisitions are accounted for in accordance with FASB ASC Topic 805, Business Combinations, and the revenue and earnings of the acquired businesses have been included in our results from the respective dates of the acquisitions and were not material to our consolidated financial statements.

Table of Contents	Unity Software Inc.
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
2021 Acquisitions
Weta Digital
In December 2021, we completed the purchase of certain assets and assembled workforce from Weta Digital,for a total consideration of approximately $1.5 billion. This amount was payable in a combination of approximately $1.0 billion in cash and the issuance of 3,468,362 shares of common stock valued at approximately $526.1 million. Weta Digital researches and develops sophisticated visual effects tools.
The following table summarizes the consideration paid for Weta Digital and the estimated fair values of the assets acquired at the acquisition date (in thousands):

Consideration:
Cash	$1,000,001
Common stock issued	526,081
Fair value of total consideration transferred	$1,526,082
Recognized amounts of identifiable assets acquired and liabilities assumed:
Intangible assets	$668,400
Total identifiable net assets assumed	668,400
Goodwill (1)	857,682
Total	$1,526,082
(1)    Goodwill reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset. The goodwill balance is not subject to amortization, and because it was acquired in a taxable asset purchase it is deductible for U.S. income tax purposes over a period of 15 years.
We recorded $5.9 million in transaction costs associated with the asset purchase for the year ended December 31, 2021. These costs were recorded within general and administrative expenses.
The revenue and earnings of the acquired business have been included in our results since the acquisition date and are not material to our consolidated financial results.
Ziva Dynamics
In December 2021, we completed the acquisition of Ziva Dynamics for total consideration of approximately $127.7 million in cash. Ziva Dynamics provides services and simulation software specializing in the development of characters to film, gaming, virtual, and augmented reality industries.

Table of Contents	Unity Software Inc.
The following table summarizes the consideration paid for Ziva Dynamics and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$127,653
Fair value of total consideration transferred	$127,653
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$2,288
Accounts receivable, net	297
Other current assets	642
Property and equipment, net	457
Intangible assets	23,200
Other assets and liabilities, net	74
Accrued expenses and other current liabilities	(547)
Deferred revenue	(493)
Deferred tax liability	(2,534)
Total identifiable net assets assumed	23,384
Goodwill (1)	104,269
Total	$127,653
(1)    Goodwill reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset. The goodwill balance is not subject to amortization, and it is not typically deductible for Canadian income tax purposes. However, we will make an election, for Canadian tax purposes, to step-up the tax basis of Ziva Dynamics' intangibles and a portion of goodwill, offsetting the current tax implications of the step-up by using Ziva Dynamics' tax attributes (e.g. NOL). The estimated amount of goodwill that will be amortizable after the step-up election is approximately $3 million.
We recorded $1.3 million in transaction costs associated with the Ziva Dynamics acquisition for the year ended December 31, 2021. These costs were recorded within general and administrative expenses.
Pro forma results of operations for the Ziva Dynamics acquisition have not been presented because the acquisition is not material to the consolidated statements of operations and comprehensive loss.
Parsec
In September 2021, we completed the acquisition of Parsec for a total consideration of approximately $332.7 million in cash. Parsec designs and develops remote access streaming technology. Parsec offers a proprietary desktop capturing application primarily used for playing games through video streaming.

Table of Contents	Unity Software Inc.
The following table summarizes the consideration paid for Parsec and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$332,729
Fair value of total consideration transferred	$332,729
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$23,402
Accounts receivable, net	1,349
Intangible assets	43,200
Other assets and liabilities, net	(124)
Deferred revenue	(3,121)
Deferred tax liability	(4,570)
Total identifiable net assets assumed	60,136
Goodwill (1)	272,593
Total	$332,729
(1)    Goodwill reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset. The goodwill balance is not subject to amortization, and it is not deductible for U.S. income tax purposes.
We recorded $1.3 million in transaction costs associated with the Parsec acquisition for the year ended December 31, 2021. These costs were recorded within general and administrative expenses.
Pro forma results of operations for the Parsec acquisition have not been presented because the acquisition is not material to the consolidated statements of operations and comprehensive loss.
Metaverse Technologies Limited
In June 2021, we completed the acquisition of Metaverse Technologies Limited ("Metaverse") for consideration of $45.7 million in cash.
Metaverse develops first class software and solutions to prepare and optimize computer-aided design ("CAD") data, reducing time and efforts and maximizing visualization performance. Metaverse bridges the gap between complex models that are made for design or engineering and the RT3D world.

Table of Contents	Unity Software Inc.
The following table summarizes the consideration paid for Metaverse and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$45,721
Fair value of total consideration transferred	$45,721
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,093
Intangible assets	12,340
Other assets and liabilities, net	194
Income and other taxes payable	(1,470)
Other payable	(345)
Deferred revenue	(507)
Deferred tax liability	(2,210)
Total identifiable net assets assumed	9,095
Goodwill (1)	36,626
Total	$45,721
(1)    Goodwill reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset. The goodwill balance is not subject to amortization, and it is not deductible for French income tax purposes.
We recorded $0.8 million in transaction costs associated with the Metaverse acquisition for the year ended December 31, 2021. These costs were recorded within general and administrative expenses.
Pro forma results of operations for the Metaverse acquisition have not been presented because the acquisition is not material to the consolidated statements of operations and comprehensive loss.
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
In November 2021, we completed the acquisition of SyncSketch for total consideration of approximately $30.4 million in cash. In aggregate, $7.8 million was attributed to intangible assets and represents acquired developed technology, customer relationships, and trademarks, $0.8 million was attributed to other assets, $23.2 million was attributed to goodwill and $1.4 million was attributed to other liabilities assumed.
During the year ended December 31, 2021, we completed other acquisitions for total consideration of approximately $47.1 million payable in cash. In aggregate, $1.0 million represented cash acquired, $30.2 million was attributed to intangible assets and represented acquired developed technology, customer relationships and trademarks, $20.1 million was attributed to goodwill and $4.2 million was attributed to net liabilities assumed.
These acquisitions were strategic in nature as they enhanced our product offerings. We recorded $3.8 million in transaction costs associated with these acquisitions for the year ended December 31, 2021. These costs were recorded within general and administrative expenses.

Table of Contents	Unity Software Inc.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the consolidated results of Weta Digital for the years ended December 31, 2021 and 2020, giving effect to the acquisition as if it had occurred on January 1, 2020, and combines the historical financial results of Weta Digital. The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition. The pro forma financial information includes adjustments to amortization for intangible assets acquired and acquisition costs. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, future revenues, regulatory matters, or any anticipated synergies, operating efficiencies, or cost savings that may be associated with the acquisition. Consequently, actual results will differ from the unaudited pro forma financial information presented below (in thousands):

	Year Ended December 31,
	2021	2020
Unaudited pro forma financial information
Pro forma revenue	$1,110,526	$772,445
Pro forma net loss	$(640,134)	$(408,291)
Pro forma results of operations for the other acquisitions have not been presented because they are not material to the consolidated statements of operations and comprehensive loss, either individually or in the aggregate.
2020 Acquisitions
Finger Food
In April 2020, we completed the acquisition of 100% of the issued share capital of Finger Food for consideration of $46.8 million payable in a combination of $23.6 million in cash and the issuance of 1,030,711 shares of common stock valued at $23.1 million.
Finger Food creates developer applications on top of our solutions for a variety of industries, such as automotive, construction, gaming and retail. The acquisition of Finger Food was strategic in nature as we look to create repeatable solutions from Finger Food’s projects and apply the know-how of customer engagement to our offerings.

Table of Contents	Unity Software Inc.
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
Other 2020 Acquisitions
During the year ended December 31, 2020, we completed other acquisitions for total consideration of approximately $31.6 million payable in a combination of $29.6 million in cash and the issuance of 72,479 shares of common stock valued at $2.0 million. In aggregate, $0.4 million represented cash acquired, $9.1 million was attributed to intangible assets and represents acquired developed technology, customer relationships and trademarks, $2.6 million was attributed to other assets, $23.3 million was attributed to goodwill, and $3.8 million was attributed to other liabilities assumed. These acquisitions were strategic in nature as they enhanced our product offerings.
We recorded approximately $4.1 million in transaction costs associated with acquisitions for the year ended December 31, 2020. These costs were recorded within general and administrative expenses.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated statements of operations.
2019 Acquisitions
Vivox
In January 2019, we completed the acquisition of 100% of the issued share capital of Mercer Road Corporation ("Vivox") for consideration of $123.4 million payable in a combination of $119.0 million in cash and the issuance of 348,739 shares of common stock valued at $4.4 million.

Table of Contents	Unity Software Inc.
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
deltaDNA
In September 2019, we completed the acquisition of 100% of the issued share capital of deltaDNA Limited ("deltaDNA") for consideration of $53.1 million payable in a combination of $32.8 million in cash and $20.3 million of our common stock. The total purchase price includes 928,123 common shares issued by us.
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

Table of Contents	Unity Software Inc.
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 (in thousands):

Balance as of December 31, 2019	$218,305
Goodwill acquired	68,011
Measurement period adjustment	(65)
Balance as of December 31, 2020	286,251
Goodwill acquired	1,334,074
Measurement period adjustment	(198)
Balance as of December 31, 2021	$1,620,127
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of December 31, 2021
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	8.8	$580,204	$(52,811)	$527,393
Customer relationships	2.9	50,171	(16,980)	33,191
Trademark	5.7	60,557	(3,937)	56,620
Contractual relationship	8.0	200,000	(2,818)	197,182
Total intangible assets		$890,932	$(76,546)	$814,386

	As of December 31, 2020
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$83,688	$(32,342)	$51,346
Customer relationships	2.2	13,327	(8,682)	4,645
Trademark	3.3	3,507	(2,039)	1,468
Total intangible assets		$100,522	$(43,063)	$57,459
(1)    Based on weighted-average useful life established as of the acquisition date.
The following table presents the amortization of finite-lived intangible assets included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$33,483	$17,755	$11,570

Table of Contents	Unity Software Inc.
As of December 31, 2021, the estimated future amortization of finite-lived intangible assets for each of the next five years and thereafter was as follows (in thousands):

2022	$130,074
2023	124,813
2024	120,314
2025	108,355
2026	76,918
Thereafter	253,912
Total	$814,386
8. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	December 31, 2021	December 31, 2020
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$84,006	$65,669
Computer and other hardware	74,953	58,568
Furniture	27,916	23,685
Internally developed software	3,508	3,301
Purchased software	1,449	1,436
Construction in progress	12,075	13,343
Total gross property and equipment	203,907	166,002
Accumulated depreciation and amortization (1)	(97,801)	(70,458)
Property and equipment, net	$106,106	$95,544
(1)    The following table presents the depreciation and amortization of property and equipment included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization expense	$31,084	$25,219	$19,543

Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	December 31, 2021	December 31, 2020
United States	$36,718	$35,494
Canada	31,498	20,063
United Kingdom	15,011	17,846
Greater China	4,300	5,653
EMEA, excluding United Kingdom (1)	12,587	11,181
APAC (1)	3,052	3,546
Other Americas, excluding Canada (1)	945	809
Total long-lived assets, net	$104,111	$94,592
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	December 31, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Accrued expenses	$60,937	$53,535
Accrued compensation	83,936	52,771
Accrued expenses and other current liabilities	$144,873	$106,306
Sales Commissions
We consider internal sales commissions as incremental costs of obtaining the contract with a customer. We apply a practical expedient to expense incremental costs incurred if the period of the benefit is one year or less. Incremental costs that have a period of benefit greater than one year are capitalized and amortized over the estimated period of benefit. Capitalized commissions, net of amortization, are included in other current assets and other assets on our consolidated balance sheets. We capitalized $14.8 million and $8.8 million of sales commissions for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, capitalized commissions, net of amortization, included in other current assets and other assets were $7.9 million and $8.7 million, respectively. As of December 31, 2020, capitalized commissions, net of amortization, included in other current assets and other assets were $2.9 million and $4.4 million, respectively.
Capitalized commissions are amortized over the expected period of benefit, which we have determined, based on analysis, to be three years. Amortization of capitalized commissions are included in sales and marketing expenses on our consolidated statements of operations. For the years ended December 31, 2021 and 2020, we amortized $5.6 million and $1.5 million of capitalized commissions, respectively. We did not incur any impairment losses for the years ended December 31, 2021 and 2020.

9. Leases
We have operating leases for offices which have remaining lease terms of less than one year to 10 years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease from less than one year up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Operating lease expense, excluding ROU asset impairment	$29,153	$29,265
Short-term lease expense	728	953
Variable lease expense	5,048	5,013
Sublease income	(325)	(130)
Total lease expense	$34,604	$35,101
Other information related to operating leases was as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$29,811	$29,336
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$18,507	$24,647
As of December 31, 2021, our operating leases had a weighted-average remaining lease term of 5.9 years and a weighted-average discount rate of 4.3%. As of December 31, 2020, our operating leases had a weighted-average remaining lease term of 6.0 years and a weighted-average discount rate of 4.5%.
As of December 31, 2021, future minimum lease payments under our non-cancellable operating leases were as follows (in thousands):

Operating Leases (1)
2022	$28,193
2023	24,968
2024	21,409
2025	16,242
2026	10,174
Thereafter	31,547
Total future minimum lease payments	132,533
Less: imputed interest	(16,265)
Present value of lease liabilities	$116,268
(1)    Excludes future minimum payments for leases which have not yet commenced as of December 31, 2021.
As of December 31, 2021, we had entered into leases that have not yet commenced with future minimum lease payments of $8.8 million that are not yet reflected on our consolidated balance sheets. These operating leases will commence in 2022 with lease terms of 2.1 years to 5.4 years.
In August 2018, we entered into a lease agreement for approximately 150,000 square feet of office space in San Francisco, California. In June 2021, we entered into an agreement to terminate the lease, which involved a one-time payment of $43.5 million, all of which was recorded in general and administrative expense on our consolidated statement of operations.

10. Borrowings
Credit Agreement
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
In connection with this borrowing, we recognized $1.1 million and $1.5 million in expense primarily related to the interest cost associated with this borrowing, commitment fees on the undrawn portion, and amortization of debt issuance costs during the years ended December 31, 2021 and 2020, respectively. This amount is reported within "Interest expense" on our consolidated statements of operations and comprehensive loss.
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

Convertible Notes
In November 2021, we issued an aggregate of $1.7 billion principal amount of 0% Convertible Senior Notes due 2026, including the exercise in full by the initial purchasers of their option to purchase up to an additional $225.0 million aggregate principal amount of the 2026 Notes, pursuant to an Indenture dated as of November 19, 2021 (the “Indenture”), between us and U.S. Bank National Association, as trustee. The net proceeds from the issuance of the 2026 Notes were $1.7 billion, net of debt issuance costs and cash used to purchase the capped call transactions ("Capped Call Transactions") discussed below. The debt issuance costs are amortized to interest expense using the straight-line method, which approximates the effective interest method.

The 2026 Notes are general unsecured obligations which do not bear regular interest and for which the principal balance will not accrete. We may elect for special interest to accrue on the 2026 Notes as the sole remedy for any failure by us to comply with certain reporting requirements for the first 365 days after the occurrence of such failure under the Indenture. Special interest will accrue for any failure by us to comply with certain reporting requirements during the six-month period beginning on, and including, the date that is six months after the last date of original issuance of the 2026 Notes. Special interest will also accrue if, and for so long as, the restrictive legend on the 2026 Notes has not been removed, the 2026 Notes are assigned a restricted CUSIP number or the 2026 Notes are not otherwise freely tradeable by holders other than our affiliates as of the de-legending deadline date set forth in the Indenture until the restrictive legend has been removed from the 2026 Notes, the 2026 Notes are assigned an unrestricted CUSIP number and the 2026 Notes are freely tradable. Holders of the 2026 Notes may receive special interest under specified circumstances as outlined in the Indenture. Special interest, if any, will be payable semiannually in arrears on November 15 and May 15 of each year, beginning on May 15, 2022 (if and to the extent that special interest is then payable on the 2026 Notes). The 2026 Notes will mature on November 15, 2026 unless earlier converted, redeemed, or repurchased.

The 2026 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 3.2392 shares of common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $308.72 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture governing the 2026 Notes.
We may not redeem the Notes prior to November 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after November 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive-trading-day period (including the last day of such period), ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. If we redeem less than all the outstanding 2026 Notes, at least $150.0 million aggregate principal amount of 2026 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. No sinking fund is provided for the convertible notes, which means that we are not required to redeem or retire them periodically.

Holders of the 2026 Notes may convert all or a portion of their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2026 Notes on each such trading day;

•during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate of the 2026 Notes on each such trading day;
•if we call such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or
•on the occurrence of specified corporate events set forth in the Indenture.
On or after August 15, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

In connection with a make-whole fundamental change, as defined in the Indenture, or in connection with certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indentures, we will increase the conversion rate for a holder of the 2026 Notes who elects to convert its 2026 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Additionally, in the event of a fundamental change, subject to certain limitations described in the Indenture, holders of the 2026 Notes may require us to repurchase all or a portion of the 2026 Notes at a price equal to 100% of the principal amount of 2026 Notes to be repurchased, plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

We accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

As of
December 31, 2021
Convertible note:
Principal	$1,725,000
Unamortized debt issuance cost	(21,965)
Net carrying amount	$1,703,035
Interest expense related to the amortization of debt issuance costs was $0.5 million for the year ended December 31, 2021.
As of December 31, 2021, the if-converted value of the 2026 Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of December 31, 2021 for the 2026 Notes. The 2026 Notes were not eligible for conversion as of December 31, 2021.
Capped Call Transactions
In connection with the pricing of the 2026 Notes, we entered into the Capped Call Transactions with certain counterparties at a net cost of $48.1 million with call options totaling approximately 5.6 million of our common shares, and expiration dates beginning on September 18, 2026 and ending on November 12, 2026. The strike price of the Capped Call Transactions is $308.72, and the cap price is initially $343.02 per share of our common stock and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are freestanding and are considered separately exercisable from the 2026 Notes.

The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price described above. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital on our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2021, the Capped Call Transactions were not in the money.
11. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of December 31, 2021 (in thousands):

	Total	2022	2023-2024	2025-2026	Thereafter
Purchase commitments (1)	$692,215	$116,865	$279,744	$295,606	$—
(1)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
Data Center Hosting Commitments
In September 2021, we entered into an amended cloud service agreement with an additional term of five years beginning on the amendment date. In December 2021, we entered into an amended commitment agreement to increase the annual commitments over the contract term. Under the agreement and amendment, we were granted access to use certain cloud services. Minimum annual commitments increase annually over the term of the agreement. The aggregate value of all annual minimum commitments over the contract term is $700.0 million over five years. Total spend under the original and amended cloud service agreements for the years ended December 31, 2021, 2020, and 2019 was approximately $117.7 million, $63.2 million, and $32.7 million, respectively. The total spend under the amended cloud service agreement for the year ended December 31, 2021 was $32.9 million. We expect to meet our remaining commitment.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2021, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.

Table of Contents	Unity Software Inc.
Letters of Credit
We had $10.8 million and $21.4 million of secured letters of credit outstanding as of December 31, 2021 and 2020, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our consolidated balance sheets based on the term of the remaining restriction.
12. Stockholders’ Equity and Employee Compensation Plans
Stockholders' Equity
Employee Compensation Plans
2009 Stock Plan, 2019 Stock Incentive Plan, and 2020 Equity Incentive Plan
The Company adopted the 2009 Stock Plan, 2019 Stock Incentive Plan ("2019 Stock Plan") and the 2020 Equity Incentive Plan ("2020 Plan"), primarily for the purpose of granting stock-based awards to employees and non-employee directors. Upon the effectiveness of the 2020 Plan in August 2020, no further grants may be made under the Company's 2009 Stock Plan and 2019 Stock Plan. Any options or awards outstanding under the 2009 Stock Plan and 2019 Stock Plan remained outstanding and effective. Any shares under 2009 Stock Plan and 2019 Stock Plan that expire, or are forfeited, cancelled, withheld, or reacquired will become available for new grant under the 2020 Plan.
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
As of December 31, 2021, we had reserved a total of 77.1 million shares of common stock under the 2020 Plan, of which 34.2 million were available for grant.
2020 Employee Stock Purchase Plan
Our board of directors adopted the 2020 ESPP in August 2020 and our stockholders approved the 2020 ESPP in September 2020. The 2020 ESPP permits participants to purchase shares of our common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on (i) the first day of an offering or (ii) on the date of purchase. No participant may purchase more than 1,000 shares of common stock in any one offering period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.
The maximum number of shares of our common stock that may be issued under our 2020 ESPP is 8.0 million shares, all of which were available for issuance as of December 31, 2021. The number of shares reserved and available for issuance under the 2020 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2021 through January 31, 2030, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year.

Employee 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. U.S. full-time employees qualify for participation in the plan. Contribution to the plan is under our discretion. For the years ended December 31, 2021, 2020, and 2019, we contributed and expensed $9.1 million, $6.8 million, and $5.9 million, respectively, to the plan.
Defined Contribution Pension Plan
For other operations outside the United States, we have a defined contribution pension plan. We contribute up to 10% of total salary into the plan annually when employees contribute to the plan. For the years ended December 31, 2021, 2020, and 2019, we contributed and expensed $18.3 million, $10.6 million, and $7.1 million, respectively, to the plan.
13. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees, including those in connection with modified awards, on our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$24,811	$10,626	$3,198
Research and development	165,604	66,038	13,521
Sales and marketing	70,663	23,769	6,124
General and administrative	86,081	34,196	21,637
Total stock-based compensation expense	$347,159	$134,629	$44,480
As of December 31, 2021, there was unrecognized compensation expense related to outstanding stock options of $103.6 million to be recognized over the weighted-average remaining vesting period of 2.15 years. As of December 31, 2021, there was unrecognized compensation expense related to unvested restricted stock units of $1.0 billion to be recognized over the weighted-average remaining vesting period of 2.95 years. As of December 31, 2021, there was unrecognized compensation expense related to our 2020 ESPP of $1.7 million to be recognized over the weighted-average vesting period of 0.17 years. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.
In March 2021, we entered into a separation agreement with our former Chief Financial Officer. The agreement provided for payment of a one-time lump-sum severance benefit of $0.3 million, payment for coverage under COBRA and modification of her equity awards. Incremental stock-based compensation expense of $12.6 million in connection with the modified equity awards was recorded in general and administrative expense in the year ended December 31, 2021. The one-time lump-sum severance benefit of $0.3 million was paid in full as of December 31, 2021 and was recorded in general and administrative expense.
In November 2019, we entered into a separation agreement with our former Chief People Officer. Our Board of Directors (excluding the CEO) approved the agreement providing for payment of her earned bonus, payment for coverage under COBRA and modification of her equity awards. Incremental stock-based compensation expense of $13.5 million in connection with the modified equity awards was recorded in general and administrative expense in the year ended December 31, 2019.

Table of Contents	Unity Software Inc.
Stock Options
A summary of our stock option activity under the 2009 Stock Plan, 2019 Stock Plan, and 2020 Plan is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2019	42,728,180	$5.77	7.35
Granted	5,348,737	$21.03
Exercised	(6,758,226)	$3.76
Forfeited, cancelled, or expired	(860,816)	$10.35
Balance as of December 31, 2020	40,457,875	$8.03	6.87
Granted	1,325,352	$107.10
Exercised	(11,650,963)	$5.72
Forfeited, cancelled, or expired	(906,223)	$13.23
Balance as of December 31, 2021	29,226,041	$13.28	6.26
Exercisable as of December 31, 2021	20,056,867	$6.15	5.46
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
The aggregate pretax intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019, was $1,394.7 million, $441.0 million, and $92.0 million respectively. The intrinsic value is the difference between the estimated fair value of our common stock on the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020, and 2019, was $39.05, $10.66, and $8.39 per share, respectively. The fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019, was $48.9 million, $44.1 million, and $27.8 million, respectively.

Table of Contents	Unity Software Inc.
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Expected dividend yield	—	—	—
Risk-free interest rate	0.9% - 1.3%	0.4% - 0.6%	1.6% - 2.5%
Expected volatility	32.9% - 36.2%	33.8% - 36.3%	34.0% - 34.7%
Expected term (in years)	6.25	6.00	6.25
Fair value of underlying common stock	$100.60 - $152.34	$22.00 - $152.00	$12.66 - $22.09
Restricted Stock Units
A summary of our RSU activity under the 2019 Stock Plan and 2020 Plan is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2019	2,849,378	$22.06
Granted	7,706,961	$62.26
Vested	(804,312)	$28.55
Forfeited	(190,236)	$28.47
Unvested as of December 31, 2020	9,561,791	$53.79
Granted	8,060,505	$112.11
Vested	(3,131,986)	$58.23
Forfeited	(793,474)	$73.36
Unvested as of December 31, 2021	13,696,836	$85.96
The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2021 and 2020 was $442.1 million and $85.9 million, respectively. No RSUs vested during the year ended December 31, 2019.
The RSUs granted prior to our IPO are subject to both a service-based vesting condition, which is satisfied over one to four years, and a liquidity event vesting condition, which was satisfied upon the completion of our IPO in September 2020. In the third quarter of 2020, we recorded cumulative stock-based compensation expense of $47.8 million related to all then-outstanding RSUs as the liquidity event vesting condition was satisfied upon the completion of our IPO.

Table of Contents	Unity Software Inc.
Employee Stock Purchase Plan
The first offering period under the 2020 ESPP began on September 1, 2021 and ends on February 28, 2022. The fair value of stock purchase rights granted under the 2020 ESPP was estimated using the following assumptions:

Year Ended
December 31, 2021
Expected dividend yield	—
Risk-free interest rate	0.1%
Expected volatility	27.2%
Expected term (in years)	0.50
Estimated fair value	$28.64
14. Income Taxes
Loss before provision for income taxes consisted of the following for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(318,907)	$(185,580)	$(120,135)
Foreign	(212,323)	(94,637)	(33,107)
Total	$(531,230)	$(280,217)	$(153,242)
The components of the provision for income taxes consists of the following for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal	$(111)	$183	$331
State	219	155	108
Foreign	13,594	4,412	14,186
Total current tax expense (benefit)	13,702	4,750	14,625
Deferred:
U.S. federal	(4,874)	—	(6,746)
State	(851)	(156)	(1,147)
Foreign	(6,600)	(2,503)	3,216
Total deferred tax expense (benefit)	(12,325)	(2,659)	(4,677)
Total tax provision	$1,377	$2,091	$9,948

Table of Contents	Unity Software Inc.
Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020 (1)	2019
U.S. federal statutory tax rate	$(111,558)	$(58,846)	$(32,181)
Changes in income taxes resulting from:
State tax expense, net of federal benefit	(36,984)	(12,698)	(4,865)
Foreign income taxed at different rates	(30,114)	(29,958)	7,695
Federal Research and development credits	(31,088)	(12,338)	(5,756)
Stock-based compensation	(91,623)	(22,624)	(5,305)
Change in valuation allowance	301,330	139,219	49,477
Other	1,414	(664)	883
Total tax provision	$1,377	$2,091	$9,948
(1)    Certain prior year amounts have been reclassified to conform to current year presentation.
Our income tax provision for the year ended December 31, 2021 was primarily driven by the earnings of our foreign subsidiaries, which are taxed at rates that differ from the U.S. statutory rate, losses that cannot be benefited due to the valuation allowance against the net deferred tax assets of our United States, Denmark, and United Kingdom entities, gain recognized from an intercompany transaction with our subsidiary in Israel, and an income tax benefit recognized as a result of a partial release of our valuation allowance against our deferred tax assets in connection with business combinations. Our income tax provision for the year ended December 31, 2020 was primarily driven by earnings of our foreign subsidiaries which are taxed at rates that differ from the U.S. statutory tax rate and losses that cannot be benefited due to the valuation allowance on United States and Denmark entities. Our income tax provision for the year ended December 31, 2019 was primarily driven by $8.5 million tax expense related to an intercompany transaction with a subsidiary.

Table of Contents	Unity Software Inc.
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are set forth below (in thousands):

	As of December 31,
	2021	2020 (1)
Deferred tax assets:
Net operating losses	$332,622	$118,244
Tax credits	81,847	35,630
Accruals and reserves	9,261	8,537
Deferred revenue	5,683	4,960
Stock-based compensation	29,647	20,394
Charitable contribution	13,707	13,834
Capitalized R&D expenditures	94,686	56,596
Depreciation and amortization	—	4,300
Operating lease liabilities	24,137	22,477
Other	1,134	150
Gross deferred tax assets	592,724	285,122
Valuation allowance	(568,124)	(265,781)
Total deferred tax assets	24,600	19,341
Deferred tax liabilities:
Depreciation and amortization	(4,469)	—
Operating lease right-of-use assets	(20,467)	(19,341)
Other	—	(260)
Total deferred tax liabilities	(24,936)	(19,601)
Net deferred tax assets	$(336)	$(260)
(1)    Certain prior year amounts have been reclassified to conform to current year presentation.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2021 and 2020, and as such, we have maintained a full valuation allowance against such deferred tax assets. For the period ended December 31, 2021, we determined that due to the weight of objectively verifiable negative evidence, our U.K. deferred tax assets are no longer more likely than not to be realized in the future and a full valuation allowance was recorded.

Table of Contents	Unity Software Inc.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and foreign deferred tax assets increased by $302.3 million and $142.4 million in the years ended December 31, 2021 and 2020, respectively. The increase in the valuation allowance in the years ended December 31, 2021 and 2020 was primarily related to deferred tax assets for which insufficient positive evidence exists to support their realizability.
In the tax year ended December 31, 2021, we capitalized certain research and development costs incurred by our foreign subsidiary, which resulted in a deferred tax asset of $38.1 million. This deferred tax asset for the capitalized research and development costs is offset by a valuation allowance.
Our NOL carryforwards for U.S. federal, state, and foreign purposes were $1.0 billion, $392.2 million, and $449.8 million, respectively, with most of our foreign NOL carryforward balances arising from Denmark and the U.K. jurisdictions. The NOL carryforwards, if not utilized, will begin to expire in 2032, 2024, and 2039, respectively. Our U.S. federal, state, and foreign research and development credit carryforwards were $69.2 million, $28.4 million and $6.2 million, respectively. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2032, while the California credit carryforwards have no expiration. The foreign credit carryforwards, if not utilized, will begin to expire in 2041.
Federal and state tax laws impose restrictions on the utilization of NOL and research and development credit carryforwards in the event of a change in ownership of our business as defined by the Internal Revenue Code, Sections 382 and 383. Under Section 382 and 383 of the Code, substantial changes in our ownership may limit the amount of NOL and research and development credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of NOL or research and development credit carryforwards but may limit the amount available in any given future period.
We are maintaining our reinvestment assertion with respect to foreign earnings for the period ended December 31, 2021, which is that all earnings are permanently reinvested for all jurisdictions. Based on our reinvestment assertion and losses from our foreign entities, we have not recorded a liability for the period ended December 31, 2021.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	As of December 31,
	2021	2020 (1)	2019 (1)
Unrecognized tax benefits, beginning balance	$74,670	$37,392	$23,980
Gross increases for tax positions taken in prior years	1,729	1,689	1,565
Gross decreases for tax positions taken in prior years	(2,507)	(694)	(6,239)
Gross increases for tax positions taken in current year	38,406	38,829	19,398
Gross decreases for tax positions taken in current year	—	—	—
Reductions resulting from lapses of statues of limitations	(1,700)	(2,952)	(1,258)
Foreign exchange gains and losses	(283)	406	(54)
Unrecognized tax benefits, ending balance	$110,315	$74,670	$37,392
(1)    Certain prior year amounts have been reclassified to conform to current year presentation.

Table of Contents	Unity Software Inc.
As of December 31, 2021 and 2020, we had unrecognized tax benefits of $110.3 million and $74.7 million, respectively, of which $11.9 million and $9.0 million would affect the effective tax rate if recognized. We recognize interest and penalties related to our unrecognized tax benefits within our provision for income taxes. The amount of interest and penalties accrued as of December 31, 2021 and 2020 were $2.5 million and $2.2 million, respectively, of which $0.3 million and $(0.2) million was accrued in the period ended December 31, 2021 and 2020, respectively.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States and Denmark. Our 2012 and subsequent tax years remain open to examination by the Internal Revenue Service. Our 2018 and subsequent tax years remain open to examination in Denmark.
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
Diluted net loss per share is computed by giving effect to all potentially dilutive common stock outstanding for the period, including stock options and RSUs, using the treasury stock method, and the 2026 Notes, using the if-converted method.
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were antidilutive given our net loss in each period presented.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Basic and diluted net loss per share
Numerator:
Net loss	$(532,607)	$(282,308)	$(163,190)
Add: Deemed dividends representing excess paid over initial issuance price to repurchase convertible preferred stock	—	—	(110,241)
Net loss attributable to our common stockholders	$(532,607)	$(282,308)	$(273,431)
Denominator:
Weighted-average common shares used in per share computation, basic and diluted	282,195	169,973	114,442
Net loss per share, basic and diluted	$(1.89)	$(1.66)	$(2.39)

Table of Contents	Unity Software Inc.
The following table presents the forms of antidilutive potential common shares excluded from the computation of diluted net loss per share for the following periods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock	—	—	95,899
Convertible notes	9,091	—	—
Stock options	29,226	40,458	42,728
Unvested RSUs	13,697	10,366	2,849
16. Subsequent Events
In January 2022, we completed the acquisition of a company that provides 2D art creation tools and game templates with the goal of providing consumers the ability to create, play, and share their own 2D games. The purchase consideration for this acquisition was approximately $50.0 million, payable with a combination of cash and common stock. Prior to the completion of the acquisition, we held a minority investment in the acquired company that we accounted for using the equity method of accounting.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report.
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
(b) Management’s Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principle executive officer and principle financial officer, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Table of Contents	Unity Software Inc.
Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on Internal Control over Financial Reporting
We have audited Unity Software Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unity Software Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 22, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Jose, California
February 22, 2022

Table of Contents	Unity Software Inc.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Table of Contents	Unity Software Inc.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2021 (the “Proxy Statement”).
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
(3)Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated November 7, 2021, by and among Unity Software Inc., Weta Digital Limited, Film Property Trust, Weta holdings LLC, Joseph Letteri, and Weta Principal Fund LLC	8-K	001-39497	10.1	November 9, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-248255	3.4	September 9, 2020

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-248255	4.1	September 9, 2020

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated May 7, 2019	S-1	333-248255	4.2	August 24, 2020

4.3	Description of the Registrant's Securities	10-K	011-39497	4.3	March 5, 2021

4.4	Indenture, dated as of November 19, 2021, by and between Unity Software Inc. And U.S. Bank National Association, as Trustee	8-K	011-39497	4.1	November 19, 2021

4.5	Form of Global Note, representing Unity Software Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	011-39497	4.2	November 19, 2021

10.1†	Unity Software Inc. 2009 Stock Plan and related form agreements	10-Q	001-39497	10.1	November 13, 2020

10.2†	Unity Software Inc. 2019 Stock Plan and related form agreements	10-Q	001-39497	10.2	November 13, 2020

10.3*†	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements

10.4†	Unity Software Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248255	10.5	September 9, 2020

10.5†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-248255	10.1	September 9, 2020

10.6	Non-Employee Director Compensation Policy	10-K	011-39497	10.6	March 5, 2021

10.7†	Form of Confirmatory Offer Letter between Unity Technologies SF and each of Clive Downie, Ralph Hauwert, Ruth Ann Keene, Ingrid Lestiyo	S-1	333-248255	10.12	August 24, 2020

10.8†	Unity Software Inc. Cash Incentive Bonus Plan	S-1	333-248255	10.16	August 24, 2020

Table of Contents	Unity Software Inc.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
10.9	Office Lease, dated November 25, 2015, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, as amended by (i) the First Amendment to Office Lease, dated January 23, 2017, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, and (ii) the Second Amendment to Office Lease, dated August 1, 2018, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF	S-1	333-248255	10.7	August 24, 2020

10.10	Commercial Lease Agreement, dated September 1, 2015, by and between PFA Ejendomme A/S and Unity Technologies ApS	S-1	333-248255	10.8	August 24, 2020

10.11	Form of Capped Call Transactions	8-K	001-39497	10.1	November 19, 2021
10.12†	Offer Letter Agreement, dated October 21, 2014, by and between Unity Software Inc. and John Riccitiello	S-1	333-248255	10.10	August 24, 2020

10.13†	Unity Software Inc. G&A Executive Severance Plan	S-1	333-248255	10.14	August 24, 2020

10.14†	Unity Software Inc. Senior Executive Severance Plan	S-1	333-248255	10.15	August 24, 2020

10.15	Offer letter and addendum, dated January 8, 2021, by and between Unity Technologies SF and Marc Whitten	10-Q	001-39497	10.1	May 12, 2021

10.16	Offer Letter, dated March 15, 2021, by and between Unity Technologies SF and Luis Felipe Visoso	8-K	001-39497	10.1	March 17, 2021

10.17	Separation Agreement, dated March 24, 2021, by and between the Unity Technologies SF and Kimberly Jabal	8-K	001-39497	10.1	March 30, 2021

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Indicates management contract or compensatory plan.

Table of Contents	Unity Software Inc.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
#	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.
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

UNITY SOFTWARE INC.

Date: February 22, 2022	By:	/s/ Luis Visoso
Luis Visoso
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Table of Contents	Unity Software Inc.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Riccitiello, Luis Visoso, and Nora Go, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Riccitiello	President, Chief Executive Officer, and Executive Chairman of the Board of Directors	February 22, 2022
John Riccitiello	(Principal Executive Officer)

/s/ Luis Visoso	Senior Vice President and Chief Financial Officer	February 22, 2022
Luis Visoso	(Principal Financial and Accounting Officer)

/s/ Roelof Botha	Director	February 22, 2022
Roelof Botha

/s/ Mary Schmidt Campbell	Director	February 22, 2022
Mary Schmidt Campbell, Ph.D.

/s/ Egon Durban	Director	February 22, 2022
Egon Durban

/s/ David Helgason	Director	February 22, 2022
David Helgason

/s/ Alyssa Henry	Director	February 22, 2022
Alyssa Henry

/s/ Barry Schuler	Director	February 22, 2022
Barry Schuler

/s/ Robynne Sisco	Director	February 22, 2022
Robynne Sisco

/s/ Keisha Smith-Jeremie	Director	February 22, 2022
Keisha Smith-Jeremie