Form 10-Q
period 2022-03-31
Unity Software Inc.
filed 2022-05-10
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2022, there were 296,013,003 shares of the registrant’s common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended March 31, 2022

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
Additional Information
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "we," "us," "our," "our company," "Unity," and "Unity Technologies" refer to Unity Software Inc. and its consolidated subsidiaries. The Unity design logos, "Unity" and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Unity Software Inc. or its affiliates. Other trade names, trademarks, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners.
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

RISK FACTORS SUMMARY
Investing in our common stock involves numerous risks, including the risks described in "Part II—Other Information, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
•If we are unable to retain our existing customers and expand their use of our platform, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,152,014	$1,055,776
Marketable securities	656,581	681,323
Accounts receivable, net of allowances of $6,259 and $5,447 as of March 31, 2022 and December 31, 2021, respectively	332,958	340,491
Prepaid expenses	48,734	39,097
Other current assets	33,910	34,423
Total current assets	2,224,197	2,151,110
Property and equipment, net	110,170	106,106
Operating lease right‑of‑use assets	101,486	98,393
Goodwill	1,657,817	1,620,127
Intangible assets, net	789,144	814,386
Restricted cash	10,678	10,823
Other assets	53,168	40,401
Total assets	$4,946,660	$4,841,346
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,005	$14,009
Accrued expenses and other current liabilities	121,976	144,873
Publisher payables	213,857	237,637
Income and other taxes payable	54,740	64,759
Deferred revenue	200,218	140,528
Operating lease liabilities	26,464	23,729
Total current liabilities	630,260	625,535
Convertible notes	1,704,145	1,703,035
Long-term deferred revenue	145,676	15,945
Long-term operating lease liabilities	94,340	92,539
Other long-term liabilities	10,097	9,901
Total liabilities	2,584,518	2,446,955
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.000005 par value; 1,000,000 and 1,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 295,847 and 292,592 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	3,879,589	3,729,874
Accumulated other comprehensive loss	(8,267)	(3,858)
Accumulated deficit	(1,509,182)	(1,331,627)
Total stockholders’ equity	2,362,142	2,394,391
Total liabilities and stockholders’ equity	$4,946,660	$4,841,346
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$320,126	$234,772
Cost of revenue	93,833	58,734
Gross profit	226,293	176,038
Operating expenses
Research and development	221,040	154,015
Sales and marketing	103,939	69,793
General and administrative	72,475	63,132
Total operating expenses	397,454	286,940
Loss from operations	(171,161)	(110,902)
Interest expense	(1,111)	(115)
Interest income and other expense, net	941	1,565
Loss before provision for income taxes	(171,331)	(109,452)
Provision for (benefit from) income taxes	6,224	(1,992)
Net loss	(177,555)	(107,460)
Basic and diluted net loss per share:
Net loss per share attributable to our common stockholders, basic and diluted	$(0.60)	$(0.39)
Weighted-average shares used in per share calculation attributable to our common stockholders, basic and diluted	294,341	276,068
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(177,555)	$(107,460)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	19	(31)
Change in unrealized losses on marketable securities	(4,428)	(103)
Other comprehensive loss	(4,409)	(134)
Comprehensive loss	$(181,964)	$(107,594)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391
Issuance of common stock from employee equity plans	2,160,044	—	30,216	—	—	30,216
Issuance of common stock for settlement of RSUs	925,030	—	—	—	—	—
Common stock issued in connection with acquisitions	169,321	—	16,072	—	—	16,072
Stock‑based compensation expense	—	—	103,195	—	—	103,195
Stock-based compensation expense in connection with modified awards for certain employees	—	—	232	—	—	232
Net loss	—	—	—	—	(177,555)	(177,555)
Other comprehensive loss	—	—	—	(4,409)	—	(4,409)
Balance at March 31, 2022	295,846,751	$2	$3,879,589	$(8,267)	$(1,509,182)	$2,362,142

	Three Months Ended March 31, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$2,037,143
Cumulative effect of accounting change	—	—	—	—	(1,522)	(1,522)
Issuance of common stock from employee equity plans	4,544,498	—	22,624	—	—	22,624
Issuance of common stock for settlement of RSUs	1,088,445	—	—	—	—	—
Stock‑based compensation expense	—	—	64,424	—	—	64,424
Stock-based compensation expense in connection with modified awards for certain employees	—	—	2,137	—	—	2,137
Net loss	—	—	—	—	(107,460)	(107,460)
Other comprehensive loss	—	—	—	(134)	—	(134)
Balance at March 31, 2021	279,170,161	$2	$2,927,242	$(3,552)	$(906,480)	$2,017,212
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(177,555)	$(107,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,472	11,832
Stock-based compensation expense	103,195	64,424
Stock-based compensation expense in connection with modified awards for certain employees	232	2,137
Other	3,260	1,441
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	7,532	(25,061)
Prepaid expenses	(9,624)	(9,888)
Other current assets	508	(2,318)
Operating lease right-of-use ("ROU") assets	6,337	5,907
Deferred tax, net	(629)	(1,824)
Other assets	(2,242)	(11,569)
Accounts payable	38	6,303
Accrued expenses and other current liabilities	(22,439)	(13,767)
Publisher payables	(23,780)	4,047
Income and other taxes payable	(10,012)	(10,104)
Operating lease liabilities	(4,894)	(7,492)
Other long-term liabilities	487	309
Deferred revenue	189,414	4,201
Net cash provided by (used in) operating activities	101,300	(88,882)
Investing activities
Purchase of marketable securities	(82,777)	(129,082)
Proceeds from principal repayments on marketable securities	23,182	2,017
Maturities of marketable securities	77,701	78,000
Purchase of non-marketable investments	(15,000)	(4,000)
Purchase of property and equipment	(14,929)	(11,744)
Business acquisitions, net of cash acquired	(23,637)	(24,817)
Net cash used in investing activities	(35,460)	(89,626)
Financing activities
Proceeds from issuance of common stock from employee equity plans	30,216	22,624
Net cash provided by financing activities	30,216	22,624
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	37	9
Increase (decrease) in cash, cash equivalents, and restricted cash	96,093	(155,875)
Cash and restricted cash, beginning of period	1,066,599	1,293,947
Cash, cash equivalents, and restricted cash, end of period	$1,162,692	$1,138,072

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$84
Cash paid for income taxes, net of refunds	$1,087	$(1,197)
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business acquisitions	$16,072	$—
Accrued property and equipment	$6,416	$2,358
The below table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2022	2021
Cash and cash equivalents	$1,152,014	$1,119,935
Restricted cash	10,678	18,137
Total cash, cash equivalents, and restricted cash	$1,162,692	$1,138,072
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
We were founded as Over the Edge Entertainment in Denmark in 2004. We reorganized as a Delaware corporation on May 28, 2009 as Unity Software Inc. (collectively referred to with its wholly owned subsidiaries as "we," "our" or "us"). We provide a comprehensive set of software solutions to create, run and monetize interactive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices, among others.
We are headquartered in San Francisco, California and have operations in North America, Europe, Asia Pacific, the Middle East, and Latin America. We market our solutions directly through our online store and field sales operations and indirectly through independent distributors and resellers worldwide.
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022.
There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2021, other than the adoption of accounting pronouncements as described below in Note 2, "Summary of Accounting Pronouncements," of the Notes to Condensed Consolidated Financial Statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, fair values of financial instruments, useful lives of fixed assets, the incremental borrowing rate ("IBR") we use to determine our operating lease liabilities, income taxes, valuation of deferred tax assets and liabilities, valuation of intangible assets, useful lives of intangible assets, assets acquired and liabilities assumed through business combinations, valuation of stock-based compensation, capitalization of software costs and software implementation costs, customer life for capitalized commissions, among others. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.

Table of Contents	Unity Software Inc.
2. Summary of Accounting Pronouncements
Recent Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2022 that have a significant or will have a potentially significant impact on our financial statements.
3. Revenue
Disaggregation of Revenue
Revenue by Source
The following table presents our revenue disaggregated by source (in thousands):

	Three Months Ended March 31,
	2022	2021
Create Solutions	$116,413	$70,387
Operate Solutions	184,019	146,578
Strategic Partnerships and Other	19,694	17,807
Total revenue	$320,126	$234,772
Additional information regarding our revenue by source is discussed under the heading “Revenue Recognition” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenue by Geographic Area
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$73,962	$57,006
Greater China (1)(2)	43,841	36,549
EMEA (1)(3)	115,304	86,102
APAC (1)(4)	76,689	45,679
Other Americas (1)(5)	10,330	9,436
Total revenue	$320,126	$234,772
(1)    No individual country, other than those disclosed above, exceeded 10% of our total revenue for any period presented.
(2)    Greater China includes China, Hong Kong, and Taiwan.
(3)    Europe, the Middle East, and Africa ("EMEA")
(4)    Asia-Pacific, excluding Greater China ("APAC")
(5)    Canada and Latin America ("Other Americas")
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets relate to performance completed in advance of scheduled billings. The primary changes in our contract assets and contract liabilities are due to our performance under the contracts and billings.

Table of Contents	Unity Software Inc.
Contract assets (unbilled receivables) included in accounts receivable are recorded when revenue is recognized in advance of customer invoicing. Unbilled receivables totaled $20.5 million and $28.3 million as of March 31, 2022 and December 31, 2021, respectively. Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three months ended March 31, 2022 that was included in the deferred revenue balances at January 1, 2022 was $60.6 million. The satisfaction of performance obligations typically lags behind payments received under contract from customers, which may lead to an increase in our deferred revenue balance over time.
Remaining Performance Obligations
As of March 31, 2022, we had total remaining performance obligations of $553.5 million, which represents the total contract transaction price allocated to undelivered performance obligations primarily for Create Solutions subscriptions, Enterprise Support, and Strategic Partnership contracts, which are generally recognized over the next one to four years. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. This amount excludes contracts with an original expected term of one year or less and contracts for which we recognize revenue in the amount and in the same period in which we invoice for services performed. We expect to recognize $205.1 million or 37% of this revenue during the next 12 months. We expect to recognize the remaining $348.4 million or 63% of this revenue thereafter.
Accounts Receivable
We record accounts receivable at the original invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. We make estimates of expected credit losses for the allowance for doubtful accounts based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The estimated credit loss allowance is recorded as a general and administrative expense on our condensed consolidated statement of operations. As of March 31, 2022, the allowance for credit losses was $6.3 million.

Table of Contents	Unity Software Inc.
4. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities consisted of the following as of March 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted cash:
Restricted cash	$10,678	$—	$—	$10,678
Total restricted cash	$10,678	$—	$—	$10,678

Cash equivalents:
Money market funds	$187,655	$—	$—	$187,655
Total cash equivalents	$187,655	$—	$—	$187,655

Marketable securities:
Commercial paper	$96,060	$—	$—	$96,060
Asset-backed securities	35,949	—	(126)	35,823
Corporate bonds	231,184	—	(2,666)	228,518
U.S. treasury securities	235,651	—	(1,789)	233,862
Supranational bonds	63,134	—	(816)	62,318
Total marketable securities	$661,978	$—	$(5,397)	$656,581
Cash equivalents and marketable securities consisted of the following as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Restricted cash:
Restricted cash	$10,823	$—	$—	$10,823
Total restricted cash	$10,823	$—	$—	$10,823

Cash equivalents:
Money market funds	$73,138	$—	$—	$73,138
Total cash equivalents	$73,138	$—	$—	$73,138

Marketable securities:
Commercial paper	$59,792	$—	$—	$59,792
Asset-backed securities	40,965	—	(23)	40,942
Corporate bonds	237,735	20	(353)	237,402
U.S. treasury securities	272,678	1	(379)	272,300
Supranational bonds	71,121	1	(235)	70,887
Total marketable securities	$682,291	$22	$(990)	$681,323
We do not intend to sell any of the securities in an unrealized loss position and we expect to realize the full value of all these investments which may be upon maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three months ended March 31, 2022 and 2021.

Table of Contents	Unity Software Inc.
The following table summarizes the amortized cost and fair value of our marketable securities as of March 31, 2022, by contractual years to maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$487,419	$485,480
Due between one and three years	174,559	171,101
Total	$661,978	$656,581
There were no material realized or unrealized gains or losses, either individually or in the aggregate during the three months ended March 31, 2022 and 2021.
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
The following table presents the fair value of our financial assets and liabilities measured at fair value on a recurring basis using the above input categories as of March 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Restricted cash:
Restricted cash	$10,678	$—	$—	$10,678
Total restricted cash	$10,678	$—	$—	$10,678

Cash equivalents:
Money market funds	$187,655	$—	$—	$187,655
Total cash equivalents	$187,655	$—	$—	$187,655

Marketable securities:
Commercial paper	$—	$96,060	$—	$96,060
Asset-backed securities	—	35,823	—	35,823
Corporate bonds	—	228,518	—	228,518
U.S. treasury securities	—	233,862	—	233,862
Supranational bonds	—	62,318	—	62,318
Total marketable securities	$—	$656,581	$—	$656,581

Table of Contents	Unity Software Inc.
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
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We elected the practical expedient in Financial Accounting Standards Board Accounting Standards Codification Topic 321, Investments-Equity Securities, and measure these investments at cost less any impairment, adjusted for observable price changes, if any. We estimate that the carrying value of the acquired shares represents the fair value of the investment.

Table of Contents	Unity Software Inc.
6. Acquisitions
MindKick, Inc.
On January 28, 2022, we completed the purchase of MindKick, Inc. ("MindKick") for a total purchase consideration of approximately $46.6 million. This amount was payable in a combination of approximately $26.8 million in cash and the issuance of 169,321 shares of common stock valued at approximately $16.1 million. An additional 42,330 shares of common stock subject to a service-based vesting condition were granted to certain employees of Mindkick; these shares of common stock are accounted for outside of the business combination and will be recognized as post-combination expense. MindKick provides 2D game creation tools and game templates with the goal of providing consumers the ability to create, play, and share their own 2D games on mobile. Prior to the completion of the acquisition, we held a minority investment in MindKick that we accounted for using the equity method of accounting. In circumstances where a business combination is achieved in stages, previously-held equity interests are remeasured at fair value. The remeasured fair value assigned to the previously-held equity interest in MindKick approximates cost, and therefore, no gain or loss was recognized.
The following table summarizes the consideration paid for MindKick and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$26,761
Common stock issued	16,072
Fair value of previously held interest	3,747
Fair value of total consideration transferred	$46,580
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$2,789
Intangible assets	7,450
Deferred tax liability	(685)
Other assets and liabilities, net	(14)
Total identifiable net assets assumed	9,540
Goodwill (1)	37,040
Total	$46,580
(1)    Goodwill reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset. The goodwill balance is not subject to amortization, and it is not deductible for U.S. income tax purposes
We recorded $0.8 million in transaction costs associated with the acquisition for the three months ended March 31, 2022. These costs were recorded with general and administrative expenses.
The revenue and earnings of the acquired business have been included in our results since the acquisition date and are not material to our consolidated results.

Table of Contents	Unity Software Inc.
7. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2022 (in thousands):

Balance as of December 31, 2021	$1,620,127
Goodwill acquired	37,040
Measurement period adjustment	650
Balance as of March 31, 2022	$1,657,817
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of March 31, 2022
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	8.8	$586,704	$(69,565)	$517,139
Customer relationships	2.9	51,121	(20,855)	30,266
Trademark	5.7	60,567	(6,634)	53,933
Contractual relationship	8.0	200,000	(12,194)	187,806
Total intangible assets		$898,392	$(109,248)	$789,144

	As of December 31, 2021
	Weighted‑Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	8.8	$580,204	$(52,811)	$527,393
Customer relationships	2.9	50,171	(16,980)	33,191
Trademark	5.7	60,557	(3,937)	56,620
Contractual relationship	8.0	200,000	(2,818)	197,182
Total intangible assets		$890,932	$(76,546)	$814,386
(1)    Based on weighted-average useful life established as of the acquisition date.
The following table presents the amortization of finite-lived intangible assets included on our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization expense	$32,702	$4,459

Table of Contents	Unity Software Inc.
As of March 31, 2022, the estimated future amortization of finite-lived intangible assets for each of the next five years and thereafter was as follows (in thousands):

Remainder of 2022	$103,715
2023	126,386
2024	121,868
2025	109,928
2026	77,256
Thereafter	249,991
Total	$789,144
8. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	March 31, 2022	December 31, 2021
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$90,661	$84,006
Computer and other hardware	82,878	74,953
Furniture	28,909	27,916
Internally developed software	3,508	3,508
Purchased software	1,013	1,449
Construction in progress	8,250	12,075
Total gross property and equipment	215,219	203,907
Accumulated depreciation and amortization (1)	(105,049)	(97,801)
Property and equipment, net	$110,170	$106,106
(1)    The following table presents the depreciation and amortization of property and equipment included on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization expense	$8,770	$7,373

Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	March 31, 2022	December 31, 2021
United States	$36,937	$36,718
Canada	34,840	31,498
United Kingdom	14,702	15,011
Greater China	4,278	4,300
EMEA, excluding United Kingdom (1)	13,377	12,587
APAC (1)	2,916	3,052
Other Americas, excluding Canada (1)	1,182	945
Total long-lived assets, net	$108,232	$104,111
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	March 31, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Accrued expenses	$63,466	$60,937
Accrued compensation	58,510	83,936
Accrued expenses and other current liabilities	$121,976	$144,873
Sales Commissions
We consider internal sales commissions as incremental costs of obtaining the contract with a customer. We apply a practical expedient to expense incremental costs incurred if the period of the benefit is one year or less. Incremental costs that have a period of benefit greater than one year are capitalized and amortized over the estimated period of benefit. Capitalized commissions, net of amortization, are included in other current assets and other assets on our condensed consolidated balance sheets. We capitalized $1.2 million and $2.6 million of sales commissions for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, capitalized commissions, net of amortization, included in other current assets and other assets were $8.2 million and $7.3 million, respectively. As of March 31, 2021, capitalized commissions, net of amortization, included in other current assets and other assets were $3.8 million and $5.1 million, respectively.
Capitalized commissions are amortized over the expected period of benefit, which we have determined, based on analysis, to be three years. Amortization of capitalized commissions are included in sales and marketing expenses on our condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2022 and 2021, we amortized $2.3 million and $1.0 million of capitalized commissions, respectively. We did not incur any impairment losses for the three months ended March 31, 2022 and 2021.

9. Leases
We have operating leases for offices, which have remaining lease terms of less than one year to 9.8 years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease from less than one year up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense, excluding ROU asset impairment	$7,620	$7,301
Short-term lease expense	270	117
Variable lease expense	1,445	975
Sublease income	—	(93)
Total lease expense	$9,335	$8,300
Other information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$5,863	$7,840
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$9,372	$18,891
As of March 31, 2022, our operating leases had a weighted-average remaining lease term of 5.8 years and a weighted-average discount rate of 4.3%.
As of March 31, 2022, future minimum lease payments under our non-cancellable operating leases were as follows (in thousands):

Operating Leases (1)
Remainder of 2022	$24,118
2023	27,319
2024	23,481
2025	17,828
2026	11,746
Thereafter	32,331
Total future minimum lease payments	136,823
Less: imputed interest	16,019
Present value of lease liabilities	$120,804
(1)    Excludes future minimum payments for leases which have not yet commenced as of March 31, 2022.
As of March 31, 2022, we had entered into leases that have not yet commenced with future minimum lease payments of $39.2 million that are not yet reflected on our condensed consolidated balance sheet. These operating leases will commence in 2022 and 2023 with lease terms of 2.1 years to 10.7 years.

10. Borrowings
Convertible Notes
In November 2021, we issued an aggregate of $1.7 billion principal amount of 0% Convertible Senior Notes due 2026 (the "2026 Notes"), including the exercise in full by the initial purchasers of their option to purchase up to an additional $225.0 million aggregate principal amount of the 2026 Notes, pursuant to an Indenture dated as of November 19, 2021 (the "Indenture"), between us and U.S. Bank National Association, as trustee. The net proceeds from the issuance of the 2026 Notes were $1.7 billion, net of debt issuance costs and cash used to purchase the capped call transactions ("Capped Call Transactions") discussed below. The debt issuance costs are amortized to interest expense using the straight-line method, which approximates the effective interest method.
The 2026 Notes are general unsecured obligations which do not bear regular interest and for which the principal balance will not accrete. We may elect for special interest to accrue on the 2026 Notes as the sole remedy for any failure by us to comply with certain reporting requirements for the first 365 days after the occurrence of such failure under the Indenture. Holders of the 2026 Notes may receive special interest under specified circumstances as outlined in the Indenture. Special interest will accrue for any failure by us to comply with certain reporting requirements during the six-month period beginning on, and including, the date that is six months after the last date of original issuance of the 2026 Notes. Special interest will also accrue if, and for so long as: the restrictive legend on the 2026 Notes has not been removed, the 2026 Notes are assigned a restricted CUSIP number or the 2026 Notes are not otherwise freely tradeable by holders other than our affiliates as of the de-legending deadline date set forth in the Indenture, until the restrictive legend has been removed from the 2026 Notes, the 2026 Notes are assigned an unrestricted CUSIP number and the 2026 Notes are freely tradable. Special interest, if any, will be payable semiannually in arrears on November 15 and May 15 of each year, beginning on May 15, 2022 (if and to the extent that special interest is then payable on the 2026 Notes). The 2026 Notes will mature on November 15, 2026 unless earlier converted, redeemed, or repurchased.
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
We may not redeem the Notes prior to November 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after November 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive-trading-day period (including the last day of such period), ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. On any such date, the redemption price shall equal 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any, up to, but excluding, the redemption date. If we redeem less than all the outstanding 2026 Notes, at least $150.0 million aggregate principal amount of 2026 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. No sinking fund is provided for the convertible notes, which means that we are not required to redeem or retire them periodically.
Holders of the 2026 Notes may convert all or a portion of their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the preceding calendar quarter, is greater than or equal to 130% of the applicable conversion price of the 2026 Notes on each such trading day;

•during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate of the 2026 Notes on each such trading day;
•if we call such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or
•on the occurrence of specified corporate events set forth in the Indenture.
On or after August 15, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.
In connection with a make-whole fundamental change, as defined in the Indenture, or in connection with certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indenture, we will increase the conversion rate for a holder of the 2026 Notes who elects to convert its 2026 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Additionally, in the event of a fundamental change, subject to certain limitations described in the Indenture, holders of the 2026 Notes may require us to repurchase all or a portion of the 2026 Notes at a price equal to 100% of the principal amount of 2026 Notes to be repurchased, plus any accrued and unpaid special interest, if any, up to, but excluding, the fundamental change repurchase date.
We accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

As of
March 31, 2022
Convertible note:
Principal	$1,725,000
Unamortized debt issuance cost	(20,855)
Net carrying amount	$1,704,145
Interest expense related to the amortization of debt issuance costs was $1.1 million for the three months ended March 31, 2022.
As of March 31, 2022, the if-converted value of the 2026 Notes did not exceed the principal amount. The sale price for conversion was not satisfied as of March 31, 2022 for the 2026 Notes. The 2026 Notes were not eligible for conversion as of March 31, 2022.
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

The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price described above. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital on our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of March 31, 2022, the Capped Call Transactions were not in the money.
11. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of March 31, 2022 (in thousands):

	Total	Remainder of 2022	2023‑2024	2025‑2026	Thereafter
Purchase commitments (1)	$656,988	$81,637	$279,745	$295,606	$—
(1)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
Data Center Hosting Commitments
In 2021, we entered into an amended cloud service agreement with an additional term of five years beginning on the amendment date and an increase in annual commitments over the contract term. Under the original and amended agreements, we were granted access to use certain cloud services. Minimum annual commitments increase annually over the term of the agreement. The aggregate value of all annual minimum commitments over the amended contract term is $700.0 million over five years. Total spend under the original and amended cloud service agreements for the three months ended March 31, 2022 and 2021 was approximately $32.9 million and $25.1 million, respectively. We expect to meet our remaining commitments.
Legal Matters
In the normal course of business, we are subject to various legal matters. We accrue a liability when management believes both that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Legal costs related to such potential losses are expensed as incurred. In addition, recoveries are shown as a reduction in legal costs in the period in which they are realized. With respect to our outstanding matters, based on our current knowledge, we believe that the resolution of such matters will not, either individually or in aggregate, have a material adverse effect on our business or our consolidated financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2022, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.

Table of Contents	Unity Software Inc.
Letters of Credit
We had $10.7 million and $10.8 million of secured letters of credit outstanding as of March 31, 2022 and December 31, 2021, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our condensed consolidated balance sheets based on the term of the remaining restriction.
12. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees, including those in connection with modified awards, on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$8,794	$5,117
Research and development	55,253	31,650
Sales and marketing	23,834	12,037
General and administrative	15,546	17,757
Total stock-based compensation expense	$103,427	$66,561
In March 2021, we entered into a separation agreement with our former Chief Financial Officer. The agreement provided for payment of a one-time lump-sum severance benefit of $0.3 million, payment for coverage under COBRA and modification of the equity awards. Incremental stock-based compensation expense totaled $12.6 million, of which $2.1 million, along with the one-time lump-sum severance benefit of $0.3 million, were recorded in general and administrative expense in the three months ended March 31, 2021. The remaining $10.5 million of stock-based compensation expense was recorded in general and administrative expense in the three months ended June 30, 2021.
Stock Options
A summary of our stock option activity under the 2009 Stock Plan, 2019 Stock Plan, and 2020 Equity Incentive Plan (the "2020 Plan") is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2021	29,226,041	$13.28	6.26
Granted	1,121,855	$89.01
Exercised	(1,952,058)	$5.84
Forfeited, cancelled, or expired	(329,184)	$32.16
Balance as of March 31, 2022	28,066,654	$16.60	6.18

Table of Contents	Unity Software Inc.
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected dividend yield	—	—
Risk-free interest rate	1.7%	0.9%
Expected volatility	33.8%	36.0%
Expected term (in years)	6.25	6.25
Fair value of underlying common stock	$89.01	$102.80 - $108.10
Restricted Stock Units
A summary of our RSU activity under the 2019 Stock Plan and 2020 Plan is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	13,696,836	$85.96
Granted	3,332,753	$89.09
Vested	(957,467)	$87.13
Forfeited	(443,328)	$79.94
Unvested as of March 31, 2022	15,628,794	$86.73
Employee Stock Purchase Plan
In determining the fair value of the shares subject to our Employee Stock Purchase Plan (the "ESPP"), we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

Three Months Ended March 31,
2022
Expected dividend yield	—
Risk-free interest rate	0.6%
Expected volatility	40.0%
Expected term (in years)	0.50
Estimated fair value	$27.42
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

Three Months Ended March 31,
2022
Share issued under the ESPP	207,986
Weighted-average price per share issued	$90.48
No shares were granted or issued under the ESPP during the three months ended March 31, 2021.

Table of Contents	Unity Software Inc.
13. Income Taxes
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
Our effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings being taxed at different tax rates, losses that cannot be benefited due to the valuation allowance on U.S., Denmark, and U.K. entities, and base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory R&D capitalization under IRC Section 174. Our effective tax rate for the three months ended March 31, 2021 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings being taxed at different tax rates, losses that cannot be benefited due to the valuation allowance on U.S. and Denmark entities, the tax benefit from stock-based compensation activities during the period, and the tax expense related to an intercompany transaction with our subsidiary in Israel.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, certain state, Denmark, U.K., and certain non-U.S. jurisdictions deferred tax assets will not be realized as of March 31, 2022 and December 31, 2021, and as such, we have maintained a full valuation allowance against such deferred tax assets.
As of March 31, 2022, we had $121.8 million of gross unrecognized tax benefits, of which $11.4 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of March 31, 2022 could increase or decrease significantly due to the lapse of statutes of limitations within the next 12 months. As a result, the amount of unrecognized tax benefits may decrease by as much as $1.8 million. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
14. Net Loss per Share of Common Stock
Basic net loss per share attributable to our common stockholders is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase.
Diluted net loss per share is computed by giving effect to all potentially dilutive common stock outstanding for the period, including stock options, stock under the ESPP, and RSUs, using the treasury stock method, and the 2026 Notes, using the if-converted method.
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were antidilutive given our net loss in each period presented.

Table of Contents	Unity Software Inc.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Basic and diluted net loss per share
Numerator:
Net loss attributable to our common stockholders	$(177,555)	$(107,460)
Denominator:
Weighted-average common shares used in per share computation, basic and diluted	294,341	276,068
Net loss per share, basic and diluted	$(0.60)	$(0.39)
The following table presents the forms of antidilutive potential common shares excluded from the computation of diluted net loss per share for the following periods (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Convertible notes	12,441	—
Stock options	28,067	36,838
Unvested RSUs	15,629	11,263

Table of Contents	Unity Software Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part II—Other Information, Item 1A. Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. See the section titled “Note Regarding Forward-Looking Statements” in this report.
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
In the three months ended March 31, 2022, we built upon our history of innovation by achieving a number of milestones that secured our position as the leading platform for creating and operating interactive, RT3D content including those identified below.
•Unity announces the release of Unity 2021 LTS. Unity 2021 LTS delivers powerful improvements to workflows, rendering capabilities, and platform support to help creators realize their creative ambitions. New enhancements prioritize quality, productivity, and performance for any platform, genre, or artistic style. The announcement was made at Game Developers Conference 2022 and represents more than a year of focused development across the entire Unity Editor and underlying foundational features. In 2021 LTS, Unity continued its commitment to putting quality first in order to make the creator experience working in Unity more stable, productive, and efficient than ever before.

Table of Contents	Unity Software Inc.
•Unity releases Enemies cinematic demo. A brand-new cinematic teaser featuring major advances for photorealistic eyes, hair, skin, and more – all rendered in real-time and running in 4K resolution, Enemies was released at the Game Developers Conference 2022. Unity announced a plan to release a Digital Human tech package that contains all of the updates and enhancements made since the version shared for The Heretic, and noted that most of the improvements in Unity that originated from the production of Enemies, or were directly adopted in it, are already in Unity 2021.2 or will be shipping in 2022.1 or 2022.2.
•Unity announces Gigaya playable sample game. At GDC 2022, Unity highlighted a glimpse of our upcoming puzzle-platformer sample game, Gigaya. Gigaya is still in active development, but when it’s done, it will be a free downloadable project designed to help developers learn from its creation process. The sample game was created using an ecosystem of Unity tools and features and is built on long-term support. Throughout the project, you’ll find real-world examples of how these systems work, not just as standalone features but operating in parallel to offer a high-quality development product for games.
•Unity Operate Solutions announces Unity Gaming Services GA release. Unity Gaming Services products will officially graduate out of open beta this July. In October of last year, Unity Gaming Services (UGS) was announced as a suite of tools and services built to simplify every developer’s ability to create, host, and manage their games. Unity has since launched nine products into open beta and more than 54,000 game developers signed up to test the service and UGS tools have been installed into over 6,000 unique game projects.
•Unity Sports & Live Entertainment Announces New Partnership with Insomniac Events. With nearly 30 years of creating experiences, the Insomniac Events team has partnered with Unity to bring a brand new, persistent metaverse world to its fans community where they can gather and engage virtually for live music performances regardless of location. We believe this partnership will define a new standard of live entertainment by delivering the next evolution of the Insomniac experience in 2022.
•Unity has been hired by The Orlando Economic Partnership (The Orlando Partnership). The Orlando Partnership, a public-private, not-for-profit economic and community development organization representing hundreds of the region’s top private businesses, has hired Unity to create a digital twin of the entire region to be showcased on display at the Orlando Partnership’s new headquarters in downtown Orlando, Florida later this year. The Digital Twin will help examine and is intended to potentially solve regional challenges for the 800-square mile area, including transportation, climate change and utility mapping. The Orlando Partnership also plans to use the platform to show open land and office space to company leaders considering expanding or locating in the Orlando region.
•Unity Announces Unity For Humanity 2022 Grant Winners. The program was created to assist creators using 3D art/creations to make the world a better place. Grantees will be aided with funding, mentorship, and technical support. The winners' projects were selected based on vision, impact, inclusion, and viability. In addition, Unity partnered with entertainer Common to create the Imagine Grant, which was given to the project that best inspires audiences to imagine a better world.
We continue to invest in research and development and to pursue selective acquisitions and partnerships in order to enhance and expand our platform.

Table of Contents	Unity Software Inc.
Impact of COVID-19
While our total revenue, cash flows, and overall financial condition have not been adversely impacted to date, the COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new strains or mutations such as the delta or omicron variants, will directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Although we experienced a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships early in the pandemic, our pipeline of customer opportunities for our Create Solutions and Strategic Partnerships were largely back to normal levels by the end of 2020 and we have not experienced COVID-19 related impacts on our Create Solutions since then. We did see an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders in 2020 to mitigate the outbreak of COVID-19, which resulted in higher levels of end-user engagement in Operate Solutions and an increase in revenue, along with a decrease in operating expense due to materially reduced travel and spending on events and facilities, both of which moderated over time. This increased demand for our Operate Solutions has moderated, particularly as vaccines are becoming widely available, and as shelter-in-place orders and other related measures and community practices evolve. As restrictions related to COVID-19 ease, we expect travel and spending on events and facilities to increase. In response to the COVID-19 pandemic, we are also requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for most of our employees to return to in-person offices later in 2022, however our plans may change if the number of COVID-19 cases rises where our offices are located or if there is an increase in new strains. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.
The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly as the COVID-19 pandemic persists. The return of more in-person activities will result in an increase in our expenses and could result in a range of impacts to our customers, which could impact our business. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, refer to the section titled "Risk Factors."
Key Metrics
We monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions.

Table of Contents	Unity Software Inc.
Customers Contributing More Than $100,000 of Revenue
We have a history of strong growth in our customer base. We focus on the number of customers that generated more than $100,000 of revenue in the trailing 12 months, as this segment of our customer base represents the majority of our revenue and revenue growth. We expect that trend to continue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. We had 1,083 and 837 of such customers in the trailing 12 months as of March 31, 2022 and 2021, respectively, demonstrating our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming. While these customers represented the substantial majority of revenue for the three months ended March 31, 2022 and 2021, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

	As of
	March 31, 2022	March 31, 2021
Dollar-based net expansion rate	135%	140%
Our dollar-based net expansion rate as of March 31, 2022 and 2021, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers, expanded consumption among our existing Operate Solutions customers, and improvements in cross-selling our solutions to all of our customers.

Table of Contents	Unity Software Inc.
The chart below illustrates our strong relationship with existing customers by presenting our dollar-based net expansion rate as of the end of each of the past eight quarters.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$320,126	$234,772
Cost of revenue	93,833	58,734
Gross profit	226,293	176,038
Operating expenses
Research and development	221,040	154,015
Sales and marketing	103,939	69,793
General and administrative	72,475	63,132
Total operating expenses	397,454	286,940
Loss from operations	(171,161)	(110,902)
Interest expense	(1,111)	(115)
Interest income and other expense, net	941	1,565
Loss before provision for income taxes	(171,331)	(109,452)
Provision for (benefit from) income taxes	6,224	(1,992)
Net loss	$(177,555)	$(107,460)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	29	25
Gross margin	71	75
Operating expenses
Research and development	69	66
Sales and marketing	32	30
General and administrative	23	27
Total operating expenses	124	123
Loss from operations	(53)	(47)
Interest expense	—	—
Interest income and other expense, net	—	1
Loss before provision for income taxes	(53)	(46)
Provision for (benefit from) income taxes	2	(1)
Net loss	(55)%	(45)%
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
Our monetization products are primarily based on a revenue-share model. These products were introduced in 2014 as our first set of Operate Solutions products and currently account for a substantial majority of our Operate Solutions revenue. We recognize monetization revenue when an end user installs an application after seeing an advertisement (contracted on a cost-per-install basis), and when an advertisement starts (contracted on a cost-per-impression basis). Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction, a real-time bidding exchange that gives our customers access to Unity's network of over 60+ diverse demand sources. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. For example, Apple recently implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to "track them across apps or websites owned by other companies" or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. If end-users do not opt-in to participate in such tracking as defined by Apple, our ability to monetize through advertising could suffer. The long-term impact of these and other privacy and regulatory changes remains uncertain.
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
During the three months ended March 31, 2022, we experienced challenges with our Operate products that negatively affected revenue in February and March and that we expect to persist through the third quarter and have minimal impact in the fourth. These challenges with our Operate products, which included the consequences of ingesting bad data from a large customer, reduced the efficacy of such products. We see these challenges as temporary and not structural and expect them to impact our business by approximately $110.0 million in 2022, with no carry-over impacts in 2023.

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

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
Create Solutions	$116,413	$70,387	$46,026	65%
Operate Solutions	184,019	146,578	37,441	26%
Strategic Partnerships and Other	19,694	17,807	1,887	11%
Total revenue	$320,126	$234,772	$85,354	36%
The increase in revenue in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was substantially due to revenue growth among existing customers. Create Solutions revenue growth was largely attributable to an increase in new customers, as well as expansion of existing customers. Within Operate Solutions, the substantial majority of our revenue growth was driven by an increase in revenue per customer as customers increased their consumption across our Operate portfolio of products and services, due in part to the higher levels of end-user engagement as a result of strong product and sales execution.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of hosting expenses, personnel costs (including salaries, benefits, and stock-based compensation) for employees associated with our product support and professional services organizations, allocated overhead (including facilities, information technology ("IT"), and security costs), third-party license fees, and credit card fees, as well as amortization of related capitalized software and depreciation of related property and equipment.
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
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
Cost of revenue	$93,833	$58,734	$35,099	60%
Gross profit	$226,293	$176,038	$50,255	29%
Gross margin	71%	75%		(4)%
Cost of revenue for the three months ended March 31, 2022 increased primarily due to an increase of $14.7 million in personnel-related expense, including higher stock-based compensation expense of $3.7 million as headcount increased to support our Create Solutions and Strategic Partnerships. In addition, amortization expense increased by $7.6 million related to intangible assets acquired through our business acquisitions. IT hosting expense also increased by $4.0 million to support growth in our Create and Operate Solutions.

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
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
Research and development	$221,040	$154,015	$67,025	44%
Research and development expense for the three months ended March 31, 2022 increased primarily due to an increase of $44.3 million in personnel-related expenses, including higher stock-based compensation expense of $23.6 million as headcount increased to support continued product innovation. Amortization expense also increased by $13.6 million related to intangible assets acquired through our business acquisitions. In addition, IT hosting expense increased by $3.7 million due to growing data and compute needs.
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
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
Sales and marketing	$103,939	$69,793	$34,146	49%
Sales and marketing expense for the three months ended March 31, 2022 increased primarily due to an increase of $23.1 million in personnel-related expenses, including higher stock-based compensation expense of $11.8 million as headcount increased to support the growth of our sales and marketing teams. Amortization expense also increased by $5.8 million related to intangible assets acquired through our business acquisitions. In addition, travel and conference expenditures increased by $4.6 million due to the softening of COVID-19 restrictions.

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
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
General and administrative	$72,475	$63,132	$9,343	15%
General and administrative expense for the three months ended March 31, 2022 increased primarily due to an increase of $3.6 million in personnel-related expenses as headcount increased. In addition, professional and contractor expenses increased by $3.2 million to support the growth of our finance, accounting, human resources, IT, and legal functions.
Interest Expense
Interest expense consists primarily of interest expense associated with our amortization of convertible debt issuance costs and Credit Agreement for the three months ended March 31, 2022 and 2021, respectively. Interest expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
Interest expense	$(1,111)	$(115)	$(996)	866%
Interest expense for the three months ended March 31, 2022 increased due to our debt issuance costs amortization of $1.1 million.
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
Interest income and other expense, net, is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
Interest income and other expense, net	$941	$1,565	$(624)	(40)%
Interest income and other expense, net, for the three months ended March 31, 2022 decreased primarily due to foreign currency remeasurement losses.

Table of Contents	Unity Software Inc.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business. We have a valuation allowance against certain of our deferred tax assets, including net operating loss ("NOL") carryforwards and tax credits related primarily to research and development. Our overall effective income tax rate in future periods may be affected by the geographic mix of earnings in the countries in which we operate. Our future effective tax rate may also be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles in the jurisdictions in which we conduct business. See Note 13, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements.
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
Provision for (benefit from) income taxes	$6,224	$(1,992)	$8,216	(412)%
Provision for income taxes for the three months ended March 31, 2022 increased primarily due to the tax expense recognized as a result of a base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory R&D capitalization under IRC Section 174. Also, for the quarter ended March 31, 2021, a tax benefit from stock-based compensation activities in the U.K. was recognized, while for period ended March 31, 2022 we maintained a valuation allowance against the deferred tax assets in the U.K., thereby increasing tax expense in the current period.
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
Non-GAAP Gross Profit and Non-GAAP Loss from Operations
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization of acquired intangible assets expense. We define non-GAAP loss from operations as loss from operations excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, and costs incurred from a legal entity reorganization in China.

Table of Contents	Unity Software Inc.
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
•non-GAAP gross profit and non-GAAP loss from operations excludes the expense of amortization of acquired intangible assets, and although these are non-cash expenses, the assets being amortized may have to be replaced in the future and non-GAAP gross profit and non-GAAP loss from operations does not reflect cash expenditure for such replacements;
•non-GAAP loss from operations excludes costs incurred from a legal entity reorganization in China; and
•the expenses and other items that we exclude in our calculation of non-GAAP gross profit and non-GAAP loss from operations may differ from the expenses and other items, if any, that other companies may exclude from this measure or similarly titled measures, which reduces their usefulness as comparative measures.
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
GAAP gross profit	$226,293	$176,038
Add:
Stock-based compensation expense	8,794	5,117
Employer tax related to employee stock transactions	1,388	2,761
Amortization of intangible assets expense	7,555	—
Non-GAAP gross profit	$244,030	$183,916
GAAP gross margin	71%	75%
Non-GAAP gross margin	76%	78%
The year-over-year change in non-GAAP gross margin was primarily due to product mix of revenues, which includes increase of personnel-related costs to support Weta Digital.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
GAAP loss from operations	$(171,161)	$(110,902)
Add:
Stock-based compensation expense	103,427	66,561
Employer tax related to employee stock transactions	9,752	16,458
Amortization of intangible assets expense	32,702	4,459
Legal entity reorganization costs	2,330	—
Non-GAAP loss from operations	$(22,950)	$(23,424)
The year-over-year change in our non-GAAP loss from operations was relatively flat due to higher personnel-related costs, driven by an increase in headcount across the entire company to support the growth in the business, as well as an increase in IT hosting costs to support growth in our Operate Solutions and our growing data and compute needs. This was offset by strong revenue growth in Create Solutions.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, and costs incurred from a legal entity reorganization in China as well as the related tax effects of these items. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
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
•they exclude the costs incurred from a legal entity reorganization in China;
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
Income Tax Effects of Non-GAAP Adjustments
We utilize a fixed annual projected tax rate in our computation of non-GAAP income tax effects to provide better consistency across interim reporting periods. In projecting this non-GAAP tax rate, we utilize a financial projection that excludes the direct impact of the non-GAAP adjustments described above, and eliminates the effects of non-recurring and period specific items which can vary in size and frequency. The projected rate considers other factors such as our current operating structure, existing tax positions in various jurisdictions, and key legislation in major jurisdictions where we operate. For the year ended December 31, 2021, the non-GAAP tax rate was (22)%. For the year ending December 31, 2022, we have determined the projected non-GAAP tax rate to be (10)%. We will periodically re-evaluate this tax rate, as necessary, for significant events, based on relevant tax law changes, material changes in the forecasted geographic earnings mix, and any significant acquisitions.
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
GAAP net loss	$(177,555)	$(107,460)
Add:
Stock-based compensation expense	103,427	66,561
Employer tax related to employee stock transactions	9,752	16,458
Amortization of intangible assets expense	32,702	4,459
Legal entity reorganization costs	2,330	—
Income tax effect of non-GAAP adjustments	3,912	(7,337)
Non-GAAP net loss	$(25,432)	$(27,319)

GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.60)	$(0.39)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	0.52	0.29
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.08)	$(0.10)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	294,341	276,068
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	294,341	276,068
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
Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•it is not a substitute for net cash provided by (used in) operating activities;

Table of Contents	Unity Software Inc.
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$101,300	$(88,882)
Less:
Purchase of property and equipment	(14,929)	(11,744)
Free cash flow	$86,371	$(100,626)
Net cash used in investing activities	$(35,460)	$(89,626)
Net cash provided by financing activities	$30,216	$22,624
The year-over-year change in free cash flow was primarily due to the receipt of four years of license fees connected to the acquisition of certain assets from Weta Digital, partially offset by the payment of the corporate bonus for the year ended December 31, 2021, our net loss, prepayments of software licenses, and an increase in working capital as our business grows.
Liquidity and Capital Resources
As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.8 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are invested primarily in fixed income securities, including government and investment-grade debt securities and money market funds.
Our material cash requirements from known contractual and other obligations as of March 31, 2022 is as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2022	2023 - 2024	2025-2026	Thereafter
Operating leases (1)	$136,823	$24,118	$68,628	$11,746	$32,331
Purchase commitments (2)	656,988	81,637	279,745	295,606	—
Convertible note (3)	1,725,000	—	—	1,725,000	—
Total (4)	$2,518,811	$105,755	$348,373	$2,032,352	$32,331
(1)    Operating lease obligations consist primarily of obligations for real estate.
(2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    Convertible note due 2026. See Note 10, "Borrowings," of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
(4)    This table excludes amounts related to income tax liabilities for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Table of Contents	Unity Software Inc.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $1.5 billion as of March 31, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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
Our changes in cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$101,300	$(88,882)
Net cash used in investing activities	(35,460)	(89,626)
Net cash provided by financing activities	30,216	22,624
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	37	9
Net change in cash, cash equivalents, and restricted cash	$96,093	$(155,875)
Cash Provided by Operating Activities
During the three months ended March 31, 2022, net cash provided by operating activities was $101.3 million and was primarily due to the receipt of the prepayment of four years of license fees connected to the acquisition of certain assets from Weta Digital, partially offset by payment of the corporate bonus for our fiscal year ended December 31, 2021, our net loss, prepayments of software licenses, and an increase in working capital as our business grows. Our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $35.5 million, consisting of the purchase of marketable securities of $82.8 million, cash used in acquisitions of $23.6 million, and capital expenditures of $14.9 million, partially offset by proceeds of $100.9 million from marketable security principal repayments and maturities.
Cash Provided by Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $30.2 million and consisted solely of proceeds from the issuance of common stock from the exercise of stock options under our employee equity plans.

Table of Contents	Unity Software Inc.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022.
Recent Accounting Pronouncements
See Note 2, “Summary of Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.
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
(b) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to understand the potential impact on their design and operating effectiveness.

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
We have experienced net losses in each period since inception. We incurred net losses of $177.6 million and $107.5 million for the three months ended March 31, 2022 and 2021, respectively, which included $103.4 million and $66.6 million, respectively, of stock-based compensation expense. As of March 31, 2022, we had an accumulated deficit of $1.5 billion. While we have experienced significant revenue growth in recent periods, this growth rate may decline in future periods, and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. In particular, we intend to continue to make significant investments to grow our business in such areas as:
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
Our revenue was $320.1 million and $234.8 million for the three months ended March 31, 2022 and 2021, respectively. In addition, our employee headcount was 5,864 full-time employees as of March 31, 2022, an increase from 5,245 full-time employees as of December 31, 2021, and our number of customers contributing more than $100,000 of trailing 12-month revenue was 1,083 as of March 31, 2022, an increase from 837 as of March 31, 2021. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. For example, even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on our ability to execute on our growth strategies.
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
If we are unable to retain our existing customers and expand their use of our platform, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
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
We derived 57% and 62% of our revenue in the three months ended March 31, 2022 and 2021, respectively, from our Operate Solutions. A majority of our Operate Solutions revenue is currently generated under a revenue-share model. The remainder of our Operate Solutions revenue is generated primarily as consumption-based revenue for various cloud-based products. We must continually add new features and functionality to our Operate Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Operate Solutions, our business and results of operations would be adversely affected.
Revenue-share based consumption from our Operate products, including monetization products, currently accounts for a majority of our Operate Solutions revenue. Our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our monetization products or if our Operate products are less effective, consumption of these products could decline. Revenue growth from our Operate products depends on our ability to continue to develop and offer effective features and functionality to help our customers drive value, which will require us to incur additional costs to implement. Developing and implementing these features will require us to incur additional costs.
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
We rely on strategic partnerships and other strategic relationships with hardware, operating system, device, game console, and other technology providers in order to be able to offer our customers the ability to deploy their content on a variety of third-party platforms. Strategic Partnerships and Other accounted for approximately 6% and 8% of revenue for the three months ended March 31, 2022 and 2021, respectively. If any of these third parties were to suspend, limit or cease their operations or otherwise terminate their relationships with us, our results of operations could be adversely affected. We have entered into separate agreements with each of our strategic partners. Our agreements with our strategic partners are non-exclusive and typically have multi-year terms. Our strategic partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Any loss of a strategic partnership or other strategic relationship could negatively affect the attractiveness of our platform to customers. In addition, we may have disagreements or disputes with these parties that could negatively impact or threaten our relationship with them. We cannot assure you that we will be successful in sourcing additional strategic partnerships or relationships or in retaining or extending our existing relationships with the parties with whom we currently have relationships. If we are unable to source additional strategic relationships or the parties with whom we currently have strategic relationships were to terminate their relationship with us, our revenue could decline and our business could be adversely affected.
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
Our quarterly results of operations may vary significantly as a result of seasonal fluctuations during periods such as holidays, during which end users spend increased time on entertainment, including games, and mobile applications, which generally increases our customers' consumption of our Operate Solutions, and may impact our revenue derived from Operate Solutions. We may also experience fluctuations due to factors that may be outside of our control that drive consumption up or down. While we believe that this seasonality has affected and will continue to affect our quarterly results, our rapid growth has largely masked seasonal trends to date.
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
We have in the past sought and may in the future seek to acquire or invest in businesses, joint ventures, platform, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Although the significant majority of our revenue growth has been organic, we have completed more than 15 acquisitions since the beginning of 2019, including deltaDNA, Vivox, Parsec, and Weta Digital, to further our goal of providing a complete set of solutions for all creator needs. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, data, platform, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us or face cultural challenges integrating with our company, or if their software or technology is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. In addition, we have invested and may in the future invest in private companies and may not realize a return on our investments.
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

Table of Contents	Unity Software Inc.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.
The estimates of market opportunity and forecasts of market growth we have made and may make in the future may prove to be inaccurate. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that affect the calculation of our market opportunity are also subject to change over time.
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
Our expectations regarding potential future market opportunities that we may be able to address are subject to even greater uncertainty. For example, our expectations regarding future market opportunities in gaming depend, among other things, on the extent to which we are able to develop new products and features that expand the applicability of our platform. In addition, our expectations regarding future market opportunities represented by augmented reality and virtual reality applications are subject to uncertainties relating from the fact that such applications are at relatively early stages of development and may not grow at the rates we expect. The extent to which engineers, technicians or other potential users of our products in industries outside gaming are representative of other future market opportunities will depend on those industries having use cases that can be served by RT3D content. Our ability to address those opportunities will depend on our developing products that are responsive to those use cases. In addition, there is significant uncertainty with respect to our estimate of the amount by which the acquisition of Weta Digital will increase our total market opportunity, which is based on internal models and assumes that there is a significant market opportunity among consumers as well as professional artists for digital visual effects solutions.
We cannot assure you that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our solutions at all or generate any particular level of revenue for us. In addition, any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth we forecast, our business could fail to achieve a substantial share of this market or grow at a similar rate, if at all. Our growth is subject to many risks and uncertainties. Accordingly, the estimates of market opportunity or forecasts of market growth we have and may make should not be taken as indicative of our future growth.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, and we may be unable to accurately forecast our revenue or financial results. Although we have experienced a modest adverse impact on our sales of Create Solutions as well as our Strategic Partnerships early in the pandemic, our pipeline of customer opportunities for our Create Solutions and Strategic Partnerships were largely back to normal levels by the end of 2020, and we have not experienced COVID-19 related impacts on our Create Solutions or Strategic Partnerships. We did see an increase in demand for our portfolio of products and services within Operate Solutions following the implementation of shelter-in-place orders in 2020 to mitigate the outbreak of COVID-19, which has resulted in higher levels of end-user engagement in Operate Solutions, both of which have moderated over time. This increased demand for our Operate Solutions has moderated, particularly as vaccines are becoming widely available, and as shelter-in-place orders and other related measures and community practices evolve. Additionally, COVID-19 protocols and precautions reduced spending on events and facilities across 2020 and 2021, which savings will likely not be repeated in future years causing our expenses to increase. Further, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the COVID-19 pandemic, they may decrease or delay their spending, request pricing concessions or seek renegotiations of their contracts, and decrease advertising spend, any of which may result in decreased revenue for us. In addition, we may experience customer or strategic partner losses, including due to bankruptcy or our customers or strategic partners ceasing operations, which may result in an inability to collect receivables from these parties. A decline in revenue or the collectability of our receivables could harm our business.
In addition, in response to the COVID-19 pandemic, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for most of our employees to return to in-person offices later in 2022, however our plans may change if the number of COVID-19 cases rises where our offices are located, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. As our team continues to be dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. These burdens may lead to employee burn-out and decreased effectiveness which could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, which could seriously harm our business. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our platform.

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
We currently have operations and customers across all major global markets. In the three months ended March 31, 2022 and 2021, 36% and 37% of our revenue was generated by customers in EMEA, respectively; 38% and 35% of our revenue was generated by customers in Asia-Pacific, respectively; and 26% and 28% of our revenue was generated by customers in the Americas, respectively. We also have a sales presence in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. For example, we anticipate that we will need to establish relationships with new partners in order to grow in certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of March 31, 2022, approximately 31% of our full-time employees were located within the U.S. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue growth opportunities, which will require significant dedication of management attention and financial resources.
Our current and future global business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform by creators outside the U.S.;
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
•differing and potentially more onerous labor regulations and practices, especially in Europe, where labor laws are generally more advantageous to employees as compared to the U.S., including deemed hourly wage and overtime regulations in these locations, or the existence of workers’ councils and labor unions;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, statutory equity requirements and compliance programs that are specific to each jurisdiction;

Table of Contents	Unity Software Inc.
•potential changes in laws, regulations and costs affecting our U.K. operations and local employees due to Brexit;
•unexpected changes in trade relations, regulations, laws or enforcement, including changes to export control restrictions, economic sanctions, and trade embargoes;
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
•foreign government interference with our intellectual property that resides outside of the U.S., such as the risk of changes in foreign laws that could restrict our ability to use our intellectual property outside of the foreign jurisdiction in which we developed it;
•political instability, hostilities, war, or terrorist activities, including the military conflict involving Russia and Ukraine;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"), U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
In addition, due to the Russia and Ukraine conflict, the U.S., European Union, and other nations announced various sanctions against Russia and Belarus. The military conflict and the retaliatory measures that have been taken, and could be taken in future, by the U.S., European Union, and other jurisdictions against Russia and Belarus have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.
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
We offer our solutions to customers globally and have operations in Denmark, Belgium, Canada, China, Colombia, Finland, France, Germany, Ireland, Israel, Japan, Lithuania, Portugal, Singapore, South Korea, Spain, Sweden, Switzerland, and the U.K. Although the majority of our cash generated from revenue is denominated in U.S. dollars, revenue generated and expenses incurred by our subsidiaries outside of the U.S. are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our non-U.S. subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results could be adversely affected by such fluctuations.
Our global operations may subject us to potential adverse tax consequences.
We are expanding our global operations to better support our growth in global markets. Our corporate structure and associated transfer pricing policies contemplate future growth in global markets, and consider the functions, risks and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions depends on, among other factors, the application of the tax laws of the various jurisdictions, including the U.S., to our global business activities, changes in tax rates, new or revised interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. New or revised tax laws may also impact the amount of taxes we pay in different jurisdictions, such as Pillar One and Pillar Two being considered by the Organisation of Economic Co-Operation and Development, which would fundamentally change long-standing transfer pricing principles of taxation. The U.S. is also actively considering tax reform measures that could impact the amount of taxes that we pay. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10‑Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, the valuation of our stock-based compensation awards, including the determination of fair value of our common stock, accounting for business combinations and income taxes, among others. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily with sales of our convertible preferred stock, common stock and convertible notes and with and cash generated from sales of our Create Solutions and Operate Solutions and from our strategic partnerships. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. In particular, the current COVID-19 pandemic has caused disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt, equity, or other securities. As a result, our stockholders bear the risk of future issuances of debt, equity, or other securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.

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
Further, the software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new products are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new products may be detected in the future by us or our users. For example, our revenue growth in the first quarter of 2022 was negatively impacted by challenges with our Operate products (including, from the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products. If we are not able to adequately address these or other challenges, our revenue could be impacted further.
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
The security measures we take to protect this information may be breached as a result of cyber-attacks, computer malware, software bugs and vulnerabilities, malicious code, viruses, social engineering (including spear phishing and ransomware attacks), denial-of-service attacks (such as credential stuffing attacks), supply chain attacks and vulnerabilities through our third party vendors, hacking and other efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Such incidents have become more prevalent in our industry in recent years. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely. Additionally, the COVID-19 pandemic and our remote workforce pose increased risks to our IT assets and data. Future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired IT infrastructure.
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

Table of Contents	Unity Software Inc.
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
We currently serve our users from co-located data centers in the U.S. We also use various third-party cloud hosting providers such as Google Cloud, AWS and Tencent to provide cloud infrastructure for our platform. Our Create Solutions and Operate Solutions rely on the operations of this infrastructure. Customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide some customers with service-level commitments with respect to uptime. In addition, our Operate Solutions and enterprise game server hosting depend on the ability of these data centers and cloud infrastructure to allow for our customers’ configuration, architecture, features and interconnection specifications and to secure the information stored in these data centers. Any limitation on the capacity of our data centers or cloud infrastructure could impede our ability to onboard new customers or expand the usage of our existing customers, host our products or serve our customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our data centers or cloud infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, outbreaks of contagious diseases, telecommunications failures, terrorist or other attacks and other similar events beyond our control could negatively affect the cloud-based portion of our platform. A prolonged service disruption affecting our data centers or cloud-based services for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative providers or taking other actions in preparation for, or in response to, events that damage the third-party hosting services we use.
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
Our future success depends on increasing demand for solutions to create and operate interactive, RT3D content and our ability to continue to develop new products, services, features, and functionality that our customers and end users demand. It is difficult to predict customer adoption rates and demand for our solutions or the future growth rate and size of our market. The expansion of our market depends on a number of factors, including the cost, performance, and perceived value associated with interactive, RT3D content creation platforms as an alternative to traditional methods of content creation; the ability to monetize quality interactive content and experiences effectively and efficiently in gaming and across other industries; customer awareness of our platform; the timely completion, introduction and market acceptance of enhancements to our platform or new products that we may introduce, such as our investments into consumer markets or live sports and entertainment; our ability to attract, retain, and effectively train sales personnel; the effectiveness of our marketing programs; and the success of our competitors. The market for solutions like our platform that create and operate interactive, RT3D content might not continue to develop or might develop more slowly than we expect for a variety of reasons, including the failure to create new solutions and functionality that meet market demands, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, and competing technologies and solutions.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of trademarks, trade secret laws, patents, copyrights, service marks, contractual restrictions and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, or fail to continuously innovate and advance our technology, our competitors could gain access to our proprietary technology and develop and commercialize substantially identical products, services or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings, or litigation. In addition, despite our pending patent applications, we cannot assure you that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, required to rebrand our products or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. For example, the European Union's General Data Protection Regulation 2016/679 ("GDPR") applies to the European Economic Area ("EEA") and, in substantially equivalent form, to U.K. establishments and UK-focused processing operations ("UK GDPR"). European data protection laws, including the European Union's GDPR, UK GDPR, and others, impose significant and complex burdens on processing personal information and provide for robust regulatory enforcement and significant penalties for noncompliance. For example, companies that violate the GDPR can face private litigation, bans on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue.
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
Globally, certain jurisdictions have enacted data localization laws and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency. For example, the GDPR and other European data protection laws also generally prohibit the transfer of personal information to countries outside the EEA, such as the U.S., which are not considered by the European Commission to provide an adequate level of data protection. In addition, Swiss and U.K. law contain similar data transfer restrictions as the GDPR. The European Commission recently released guidance on Standard Contractual Clauses, a mechanism to transfer data outside of the EEA, which imposes additional obligations to carry out cross-border data transfers. Although there are currently valid mechanisms available to transfer data from these jurisdictions, there remains some uncertainty regarding the future of these cross-border data transfers. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, penalties, and data processing restrictions or bans, and reduce demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.

Table of Contents	Unity Software Inc.
Additionally, in August 2021, China adopted the Personal Information Protection Law ("PIPL"), which took effect on November 1, 2021. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China, although numerous aspects of the law remain uncertain and developing and the impact that PIPL will have on businesses remains uncertain.
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws.
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
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children's Online Privacy Protection Act ("COPPA"), has increased and that trend is expected to continue under the new generation of privacy and data security laws, such as the GDPR, CCPA, and CPRA. For example, the U.K.’s Information Commissioner’s Office recently enacted the Age Appropriate Design Code ("Children’s Code"), which imposes various obligations relating to the processing of children's data. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy and data security laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the CPRA, or other laws relating to children's privacy.

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
As also described in "Risk Factors—Operating system platform providers or application stores may change terms of service, policies or technical requirements to require us or our customers to change data collection and privacy and data security practices, business models, operations, practices, advertising activities or application content, which could adversely impact our business," the requirements imposed by rapidly changing privacy and data security laws, platform providers, and application stores require us to dedicate significant resources to compliance, and could also limit our ability to operate, harm our reputation, reduce demand for our products, and subject us to regulatory enforcement action (including but not limited to fines, investigations, audits, or bans on processing personal information), private litigation, and other liability. Such occurrences could adversely affect our business, financial condition, and results of operations.
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
Adverse changes in the geopolitical relationship between the U.S. and China or changes in China's economic and regulatory landscape could have an adverse effect on business conditions.
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
We are subject to the FCPA, U.S. domestic bribery laws, the U.K. Bribery Act and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our global sales and business to the public sector and further develop our reseller channel, we may engage with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not authorize such activities.
While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees and agents will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our global sales and business, our risks under these laws may increase.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to governmental export and import controls and economic sanctions laws that could impair our ability to compete in global markets or subject us to liability if we violate the controls.
Our platform is subject to U.S. export controls. Our products and the underlying technology may be exported outside of the U.S. only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report, as applicable.
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the Office of Foreign Assets Control ("OFAC") that prohibit the shipment of most solutions to embargoed jurisdictions or sanctioned parties without the required export authorizations. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Table of Contents	Unity Software Inc.
Although we have taken precautions to prevent our platform from being provided, deployed or used in violation of export control and sanctions laws, and have enhanced our policies and procedures relating to export control and sanctions compliance, in the past, we have inadvertently provided products and services to some customers in apparent violation of U.S. export control and economic sanctions laws. In August 2020, we submitted to OFAC and to the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") initial notifications of voluntary self-disclosure concerning these apparent violations. In February 2021, we submitted to OFAC and BIS final notifications of voluntary self-disclosure concerning the same. In April 2021, OFAC closed out the voluntary self-disclosure and issued a cautionary letter, with no imposition of monetary fines or penalties. In June 2021, after submission of a supplemental disclosure to BIS regarding additional apparent export control violations that were uncovered, BIS also closed out the voluntary self-disclosure and issued a warning letter, with no imposition of monetary fines or penalties. We cannot be sure that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future. If we are found to be in violation of U.S. sanctions or export control regulations, significant fines or penalties and possible incarceration for responsible employees and managers, as well as reputational harm and loss of business, could result.
If we or our resellers fail to obtain appropriate import, export, or re-export licenses or permits, we may be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.
Also, various countries, in addition to the U.S., regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our platform in global markets, prevent our customers with global operations from deploying our platform globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology.
Our customers outside of the U.S. generated approximately 77% and 76% of our revenue for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively, and our growth strategy includes further expanding our operations and customer base across all major global markets. However, any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential customers with global operations. Any decreased use of our platform or limitation on our ability to export or sell our products in major global markets would adversely affect our business, results of operations, and growth prospects.
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
As of December 31, 2021, we had NOL carryforwards for U.S. federal, state, and foreign purposes of $1.0 billion, $392.2 million and $449.8 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2024. A lack of future taxable income would adversely affect our ability to utilize a portion of these NOLs before they expire. Under the current law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize all of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, advertising, electronic marketing, protection of minors, data protection and privacy, data localization requirements, online services, anti-competition, labor, real estate, taxation, intellectual property ownership and infringement, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to our customers or cause us to change or limit our ability to sell our platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures.

Table of Contents	Unity Software Inc.
In particular, as a result of our Operate Solutions, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether certain game mechanisms, such as loot boxes, and game genres, such as social casino, rewarded gaming and gambling, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. New regulation by the U.S. federal government and its agencies, such as the FTC, U.S. states and state agencies or foreign jurisdictions, which may vary significantly across jurisdictions, could require that certain game content be modified or removed from games, increase the costs of operating our customer’s games, impact player engagement and thus the functionality and effectiveness of our Operate Solutions or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Operate Solutions, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.
It is possible that a number of laws and regulations may be adopted or construed to apply to us or our customers in the U.S. and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust, and our solutions or components thereof may be deemed or perceived illegal or unfair practices. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as us and our customers conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing or the use of in-app purchases or such enabling technology, labeling of free-to-play games or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover games made with our solutions and the revenue that we receive from our Operate Solutions. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of mobile gaming and impair our business, financial condition or results of operations.

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
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled under indenture governing the 2026 Notes to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of March 31, 2022, the 2026 Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and which we expect to further increase now that we are no longer an "emerging growth company." The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations may change from time to time. Monitoring such changes, and updating our procedures to comply with any such changes, may increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the totality of any such additional costs we incur as a public company or the specific timing of such costs.
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
On January 28, 2022, we issued 211,651 shares of common stock as partial consideration for an acquisition. The shares were issued to the former stockholders of the acquired company and are subject to transfer restrictions such that 50% of the shares are released from restriction on the one-year anniversary of the issuance date and the remaining 50% on the two-year anniversary of the issuance date contingent on the recipients' continued employment with us. These shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the shares.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-248255	3.4	September 9, 2020

10.1*	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements

10.2	Amended and Restated Non-Employee Director Compensation Policy	8-K	001-39497	99.1	March 22, 2022
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

Table of Contents	Unity Software Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY SOFTWARE INC.

Date: May 10, 2022	By:	/s/ Luis Visoso
Luis Visoso
Senior Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)