Form 10-Q
period 2022-06-30
Unity Software Inc.
filed 2022-08-09
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2022, there were 298,162,767 shares of the registrant’s common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended June 30, 2022

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
•our expectations regarding the plans implemented or announced by Apple and Google with respect to access of advertising identifiers and related matters, and the potential impact on our financial performance;
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
•our ability to develop new products, features, and use cases and bring them to market in a timely manner, and whether our customers and prospective customers will adopt these new products, features and use cases;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to identify, complete, and integrate acquisitions that complement and expand the functionality of our platform, including the proposed merger with ironSource;
•our plans with respect to our stock repurchase program;
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
•Our business relies in part on strategic relationships with hardware, operating system, device, game console and other technology providers. If we are unable to maintain favorable terms and conditions and business relations with respect to our strategic relationships, our business could be harmed.
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,162,385	$1,055,776
Marketable securities	591,475	681,323
Accounts receivable, net	322,332	340,491
Prepaid expenses and other	81,559	73,520
Total current assets	2,157,751	2,151,110
Property and equipment, net	112,489	106,106
Goodwill	1,657,920	1,620,127
Intangible assets, net	758,109	814,386
Restricted cash	10,755	10,823
Other assets	143,152	138,794
Total assets	$4,840,176	$4,841,346
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,633	$14,009
Accrued expenses and other	214,217	233,976
Publisher payables	197,631	237,637
Deferred revenue	202,990	140,528
Total current liabilities	626,471	626,150
Convertible notes	1,705,268	1,703,035
Long-term deferred revenue	131,519	15,945
Other long-term liabilities	94,847	101,825
Total liabilities	2,558,105	2,446,955
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 298,028 and 292,592	2	2
Additional paid-in capital	4,005,333	3,729,874
Accumulated other comprehensive loss	(9,924)	(3,858)
Accumulated deficit	(1,713,340)	(1,331,627)
Total stockholders’ equity	2,282,071	2,394,391
Total liabilities and stockholders’ equity	$4,840,176	$4,841,346
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$297,043	$273,562	$617,169	$508,334
Cost of revenue	96,836	57,725	190,669	116,459
Gross profit	200,207	215,837	426,500	391,875
Operating expenses
Research and development	215,960	154,216	437,000	308,231
Sales and marketing	100,908	74,888	204,847	144,681
General and administrative	81,005	135,917	153,480	199,049
Total operating expenses	397,873	365,021	795,327	651,961
Loss from operations	(197,666)	(149,184)	(368,827)	(260,086)
Interest expense	(1,123)	(485)	(2,234)	(600)
Interest income and other expense, net	(3,058)	70	(2,117)	1,635
Loss before income taxes	(201,847)	(149,599)	(373,178)	(259,051)
Provision for (benefit from) Income taxes	2,311	(1,257)	8,535	(3,249)
Net loss	(204,158)	(148,342)	(381,713)	(255,802)
Basic and diluted net loss per share	$(0.69)	$(0.53)	$(1.29)	$(0.92)
Weighted-average shares used in computation of basic and diluted net loss per share	296,849	280,374	295,602	278,233
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(204,158)	$(148,342)	$(381,713)	$(255,802)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	(366)	81	(347)	50
Change in unrealized losses on marketable securities	(1,291)	(3)	(5,719)	(106)
Other comprehensive income (loss)	(1,657)	78	(6,066)	(56)
Comprehensive loss	$(205,815)	$(148,264)	$(387,779)	$(255,858)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2022	295,846,751	$2	$3,879,589	$(8,267)	$(1,509,182)	$2,362,142
Issuance of common stock from employee equity plans	1,086,699	—	7,502	—	—	7,502
Issuance of common stock for settlement of RSUs	1,094,102	—	—	—	—	—
Stock‑based compensation expense	—	—	118,242	—	—	118,242
Net loss	—	—	—	—	(204,158)	(204,158)
Other comprehensive loss	—	—	—	(1,657)	—	(1,657)
Balance at June 30, 2022	298,027,552	$2	$4,005,333	$(9,924)	$(1,713,340)	$2,282,071

	Three Months Ended June 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2021	279,170,161	$2	$2,927,242	$(3,552)	$(906,480)	$2,017,212
Issuance of common stock from employee equity plans	2,287,484	—	15,435	—	—	15,435
Issuance of common stock for settlement of RSUs	719,399	—	—	—	—	—
Stock‑based compensation expense	—	—	85,400	—	—	85,400
Net loss	—	—	—	—	(148,342)	(148,342)
Other comprehensive loss	—	—	—	78	—	78
Balance at June 30, 2021	282,177,044	$2	$3,028,077	$(3,474)	$(1,054,822)	$1,969,783
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391
Issuance of common stock from employee equity plans	3,246,743	—	37,718	—	—	37,718
Issuance of common stock for settlement of RSUs	2,019,132	—	—	—	—	—
Common stock issued in connection with acquisitions	169,321	—	16,072	—	—	16,072
Stock‑based compensation expense	—	—	221,669	—	—	221,669
Net loss	—	—	—	—	(381,713)	(381,713)
Other comprehensive loss	—	—	—	(6,066)	—	(6,066)
Balance at June 30, 2022	298,027,552	$2	$4,005,333	$(9,924)	$(1,713,340)	$2,282,071

	Six Months Ended June 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$2,037,143
Cumulative effect of accounting change	—	—	—	—	(1,522)	(1,522)
Issuance of common stock from employee equity plans	6,831,982	—	38,059	—	—	38,059
Issuance of common stock for settlement of RSUs	1,807,844	—	—	—	—	—
Stock‑based compensation expense	—	—	151,961	—	—	151,961
Net loss	—	—	—	—	(255,802)	(255,802)
Other comprehensive loss	—	—	—	(56)	—	(56)
Balance at June 30, 2021	282,177,044	$2	$3,028,077	$(3,474)	$(1,054,822)	$1,969,783
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(381,713)	$(255,802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	84,108	24,102
Stock-based compensation expense	221,669	151,961
Other	5,890	7,680
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	17,873	(67,549)
Prepaid expenses and other	(8,025)	(14,778)
Other assets	13,333	(7,753)
Accounts payable	(582)	(1,274)
Accrued expenses and other	(16,468)	3,970
Publisher payables	(40,006)	39,099
Other long-term liabilities	(15,663)	(3,455)
Deferred revenue	178,014	8,236
Net cash provided by (used in) operating activities	58,430	(115,563)
Investing activities
Purchases of marketable securities	(150,911)	(290,808)
Proceeds from principal repayments on marketable securities	30,683	11,624
Maturities of marketable securities	200,666	168,000
Purchases of non-marketable investments	(15,000)	(4,600)
Sales of non-marketable investments	1,000	—
Purchases of property and equipment	(30,357)	(18,551)
Business acquisitions, net of cash acquired, and other	(25,647)	(69,430)
Net cash provided by (used in) investing activities	10,434	(203,765)
Financing activities
Proceeds from issuance of common stock from employee equity plans	37,718	38,059
Net cash provided by financing activities	37,718	38,059
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(41)	89
Increase (decrease) in cash, cash equivalents, and restricted cash	106,541	(281,180)
Cash and restricted cash, beginning of period	1,066,599	1,293,947
Cash, cash equivalents, and restricted cash, end of period	$1,173,140	$1,012,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$110
Cash paid for income taxes, net of refunds	$5,891	$5,839
Cash paid for operating leases	$12,653	$15,532
Supplemental disclosures of non‑cash investing and financing activities:
Accrued property and equipment	$2,842	$4,743
Assets acquired under operating lease	$8,683	$18,999

Table of Contents	Unity Software Inc.
The below table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2022	2021
Cash and cash equivalents	$1,162,385	$1,001,944
Restricted cash	10,755	10,823
Total cash, cash equivalents, and restricted cash	$1,173,140	$1,012,767
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Accounting Policies
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc. and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2021.
In the second quarter of 2022, we further condensed our Consolidated Balance Sheet and Statements of Cash Flows. Prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities, stockholders' equity, or net loss.
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
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Create Solutions	$120,876	$72,614	$237,289	$143,001
Operate Solutions	158,500	182,916	342,519	329,493
Strategic Partnerships and Other	17,667	18,032	37,361	35,840
Total revenue	$297,043	$273,562	$617,169	$508,334

Table of Contents	Unity Software Inc.
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$69,768	$62,566	$143,714	$119,572
Greater China (1)	42,286	41,891	86,130	78,440
EMEA (2)	101,835	105,260	217,147	191,362
APAC (3)	75,068	53,905	151,761	99,584
Other Americas (4)	8,087	9,940	18,417	19,376
Total revenue	$297,043	$273,562	$617,169	$508,334
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated loss on uncollectible amounts recorded as a general and administrative expense on our condensed consolidated statement of operations. As of June 30, 2022 and December 31, 2021, the allowance for uncollectible amounts was $6.4 million and $5.4 million, respectively.
We record unbilled receivables within Accounts receivable, net, when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $27.6 million and $28.3 million as of June 30, 2022 and December 31, 2021, respectively.
Sales Commissions
Sales commissions are incremental costs to obtain customer contract. If the expected benefit is greater than one year, commissions are capitalized and amortized over the expected period of benefit, which is generally three years. Capitalized commissions, net of amortization, are included in prepaid expenses and other and other assets on our condensed consolidated balance sheets.
As of June 30, 2022, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $8.5 million and $6.5 million, respectively. As of December 31, 2021, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $7.9 million and $8.7 million, respectively.
Commissions costs are recorded in sales and marketing expenses. For the three months ended June 30, 2022 and 2021, we amortized $2.2 million and $1.3 million of capitalized commissions, respectively. For the six months ended June 30, 2022 and 2021, we amortized $4.5 million and $2.3 million of capitalized commissions, respectively.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three and six months ended June 30, 2022 that was included in the deferred revenue balances at April 1, 2022 and January 1, 2022, was $78.1 million and $98.6 million. respectively.

Table of Contents	Unity Software Inc.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $607.1 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next 1 to 5 years and we expect to recognize approximately one-third of the balance as revenue over the next 12 months.

Table of Contents	Unity Software Inc.
3. Financial Instruments
Cash equivalents and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value.
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities.
•Level 2—Valuations based on quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration.
•Level 3—Valuations based on unobservable inputs reflecting our own assumptions used to measure assets and liabilities at fair value. These valuations require significant judgment.
The following table summarizes, by major security type, our restricted cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2022				December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value
Level 1:
Restricted cash:
Restricted cash	$10,755	$—	$—	$10,755	$10,823
Total restricted cash	$10,755	$—	$—	$10,755	$10,823

Level 1 securities:
Cash equivalents:
Money market funds	$166,174	$—	$—	$166,174	$73,138
Total cash equivalents	$166,174	$—	$—	$166,174	$73,138

Level 2 securities:
Marketable securities:
Commercial paper	$127,113	$—	$—	$127,113	$59,792
Asset-backed securities	28,317	—	(90)	28,227	40,942
Corporate bonds	208,362	—	(3,465)	204,897	237,402
U.S. treasury securities	181,344	—	(2,164)	179,180	272,300
Supranational bonds	53,027	—	(969)	52,058	70,887
Total marketable securities	$598,163	$—	$(6,688)	$591,475	$681,323
We do not intend to sell any of the securities in an unrealized loss position and we expect to realize the full value of all these investments, which may be upon maturity. We did not recognize any credit losses related to our available-for-sale debt securities during the three and six months ended June 30, 2022 and 2021.

Table of Contents	Unity Software Inc.
The following table summarizes the amortized cost and fair value of our marketable securities as of June 30, 2022, by contractual years to maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$542,211	$537,242
Due between one and two years	55,952	54,233
Total	$598,163	$591,475
There were no material realized or unrealized gains or losses, either individually or in the aggregate, during the three and six months ended June 30, 2022 and 2021.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We elected the practical expedient in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments-Equity Securities, and measure these investments at cost less any impairment, adjusted for observable price changes, if any. As of June 30, 2022, the equity investments totaled $15.6 million.

Table of Contents	Unity Software Inc.
4. Acquisitions
Completed acquisition
MindKick, Inc.
On January 28, 2022, we completed the purchase of MindKick, Inc. ("MindKick") for a total purchase consideration of approximately $46.6 million. This amount was payable in a combination of approximately $26.7 million in cash and the issuance of 169,321 shares of common stock valued at approximately $16.1 million. An additional 42,330 shares of common stock subject to a service-based vesting condition were granted to certain employees of Mindkick; these shares of common stock are accounted for outside of the business combination and will be recognized as post-combination expense. MindKick provides 2D game creation tools and game templates with the goal of providing consumers the ability to create, play, and share their own 2D games on mobile. Prior to the completion of the acquisition, we held a minority investment in MindKick that we accounted for using the equity method of accounting. In circumstances where a business combination is achieved in stages, previously-held equity interests are remeasured at fair value. The remeasured fair value assigned to the previously-held equity interest in MindKick approximates cost, and therefore, no gain or loss was recognized.
The following table summarizes the consideration paid for MindKick and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$26,740
Common stock issued	16,072
Fair value of previously held interest	3,747
Fair value of total consideration transferred	$46,559
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$2,789
Intangible assets	7,450
Deferred tax liability	(685)
Other assets and liabilities, net	(14)
Total identifiable net assets assumed	9,540
Goodwill (1)	37,019
Total	$46,559
(1)    Goodwill reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset. The goodwill balance is not subject to amortization, and it is not deductible for U.S. income tax purposes
The transaction costs associated with the acquisition are not material.
The revenue and earnings of the acquired business have been included in our results since the acquisition date and are not material to our consolidated results.

Table of Contents	Unity Software Inc.
Pending acquisition
On July 13, 2022, we entered into an Agreement and Plan of Merger to acquire ironSource Ltd ("ironSource"), a leading business platform for the app economy. The estimated purchase consideration is based on an exchange ratio of 0.1089 shares of Unity in exchange for shares of ironSource. As of August 8, 2022, this exchange ratio would translate to a purchase price of approximately $5.8 billion payable in common stock. The actual purchase consideration will change based on fluctuations in the share price of our common stock and the number of shares of ironSource outstanding on the closing date. The transaction, which is anticipated to close in the fourth quarter of this year, is subject to approval by ironSource and Unity stockholders, the receipt of required regulatory approvals, and other customary closing conditions. Additionally, we entered into an investment agreement with certain investors relating to the sale and issuance of $1.0 billion in aggregate principal amount of convertible senior notes due in 2027 (the "Notes"). The closing of the issuance and sale of the Notes is contingent upon closing of the acquisition of ironSource. The proceeds from the issuance and sale of the Notes are expected to be used to partially fund a plan to repurchase of up to $2.5 billion of shares of Unity Common Stock in open market transactions following the acquisition of ironSource.
5. Leases
We have operating leases for offices, which have remaining lease terms of up to 9.5 years, some of which include options to extend the lease with renewal terms from one year to five years. Some leases include an option to terminate the lease for up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$8,163	$7,407	$15,783	$14,708
Variable lease expense	1,393	1,471	2,838	2,446
Sublease income	—	(93)	—	(186)
Total lease expense	$9,556	$8,785	$18,621	$16,968
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	June 30, 2022	December 31, 2021
Operating lease assets	Other assets	$92,621	$98,393

Current operating lease liabilities	Accrued expenses and other	$24,358	$23,729
Long-term operating lease liabilities	Other long-term liabilities	86,636	92,539
Total operating lease liabilities		$110,994	$116,268
As of June 30, 2022, our operating leases had a weighted-average remaining lease term of 5.7 years and a weighted-average discount rate of 4.3%.

Table of Contents	Unity Software Inc.
As of June 30, 2022, future minimum lease payments under our non-cancellable operating leases were as follows (in thousands):

Operating Leases (1)
Remainder of 2022	$14,931
2023	26,849
2024	23,075
2025	17,619
2026	11,371
Thereafter	31,588
Total future minimum lease payments	125,433
Less: imputed interest	(14,439)
Present value of lease liabilities	$110,994
(1)    Excludes future minimum payments for leases which have not yet commenced as of June 30, 2022.
As of June 30, 2022, we had entered into leases that have not yet commenced with future minimum lease payments of $49.5 million that are not yet reflected on our condensed consolidated balance sheet. These operating leases will commence in 2022 and 2023 with lease terms of 3.0 years to 10.7 years.
6. Borrowings
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.

As of
June 30, 2022
Convertible note:
Principal	$1,725,000
Unamortized debt issuance cost	(19,732)
Net carrying amount	$1,705,268
Interest expense related to the amortization of debt issuance costs was $1.1 million and $2.2 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2022, the if-converted value of the 2026 Notes did not exceed the principal amount. The sale price for conversion was not satisfied and the 2026 Notes were not eligible for conversion as of June 30, 2022.
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
The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price described above. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital on our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of June 30, 2022, the Capped Call Transactions were not in the money.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of June 30, 2022 (in thousands):

	Total	Remainder of 2022	2023‑2024	2025‑2026	Thereafter
Purchase commitments (1), (2)	$927,162	$77,786	$403,498	$416,453	$29,425
(1)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(2)    In June 2022, we entered into a cloud service agreement for a term of 5 years with a total commitment of $300.0 million over the term. There was no spend during the three months ended June 30, 2022.
We expect to meet our remaining commitments.

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
We are currently subject to two putative class action complaints, each of which we believe are without merit and intend to vigorously defend against.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2022, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $10.8 million of secured letters of credit outstanding as of June 30, 2022 and December 31, 2021. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our condensed consolidated balance sheets.
8. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees, including those in connection with modified awards, on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$11,877	$5,340	$20,671	$10,457
Research and development	60,110	33,227	115,363	64,877
Sales and marketing	25,125	14,523	48,959	26,560
General and administrative	21,130	32,310	36,676	50,067
Total stock-based compensation expense	$118,242	$85,400	$221,669	$151,961

Table of Contents	Unity Software Inc.
Stock Options
A summary of our stock option activity under the 2009 Stock Plan, 2019 Stock Plan, and 2020 Equity Incentive Plan (the "2020 Plan") is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2021	29,226,041	$13.28	6.26
Granted	1,569,938	$74.59
Exercised	(3,038,757)	$6.22
Forfeited, cancelled, or expired	(570,719)	$34.77
Balance as of June 30, 2022	27,186,503	$17.16	6.02
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.0%	1.1% - 1.2%	1.7% - 3.0%	0.9% - 1.2%
Expected volatility	33.3%	36.1% - 36.2%	33.3% - 33.8%	36.0% - 36.2%
Expected term (in years)	6.25	6.25	6.25	6.25
Fair value of underlying common stock	$38.47	$100.60 - $103.86	$38.47 - $89.01	$100.60 - $108.10
Restricted Stock Units
A summary of our RSU activity under the 2019 Stock Plan and 2020 Plan is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	13,696,836	$85.96
Granted	6,089,462	$66.22
Vested	(2,052,726)	$83.49
Forfeited	(881,543)	$84.69
Unvested as of June 30, 2022	16,852,029	$79.20

Table of Contents	Unity Software Inc.
Employee Stock Purchase Plan
In determining the fair value of the shares subject to our Employee Stock Purchase Plan (the "ESPP"), we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

Six Months Ended June 30,
2022
Expected dividend yield	—
Risk-free interest rate	0.6%
Expected volatility	40.0%
Expected term (in years)	0.50
Estimated fair value	$27.42
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

Six Months Ended June 30,
2022
Share issued under the ESPP	207,986
Weighted-average price per share issued	$90.48
No shares were granted or issued under the ESPP during the three months ended June 30, 2022 or June 30, 2021.
9. Income Taxes
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
Our effective tax rate for the three and six months ended June 30, 2022 differs from the U.S. federal statutory tax rate of 21% primarily due to the base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory R&D capitalization under the IRC Section 174, losses that cannot be benefited due to the valuation allowance on U.S., Denmark, and United Kingdom ("U.K.") entities, and to a lesser extent, foreign earnings taxed at different tax rates. Our effective tax rate for the three and six months ended June 30, 2021 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings taxed at different tax rates, credits and losses that cannot be benefited due to the valuation allowance on U.S. and Denmark entities, the tax benefit from stock-based compensation activities during the period, and the tax impact related to the U.K. corporate tax rate change, effective April 1, 2023, that was enacted during the three months ended June 30, 2021.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. In performing this assessment with respect to each jurisdiction, we review all available positive and negative evidence. Primarily due to our history of losses, we believe that it is more likely than not that the deferred tax assets of our U.S. federal, certain state, Denmark, U.K., and certain non-U.S. jurisdictions will not be realized and as such, we have maintained a full valuation allowance against such deferred tax assets.

Table of Contents	Unity Software Inc.
As of June 30, 2022, we had $134.7 million of gross unrecognized tax benefits, of which $12.1 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of June 30, 2022 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. However, we believe that it is reasonably possible the amount of unrecognized tax benefits could decrease by $1.7 million in the next 12 months due to the lapse of statutes of limitation. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
10. Net Loss per Share of Common Stock
Basic and diluted net loss per share is the same for all periods presented because the effects of potentially dilutive items were antidilutive given our net loss in each period.
The following table presents potentially dilutive items excluded from the computation of diluted net loss per share for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Convertible notes	17,438	—	12,441	—
Stock options	27,187	34,275	27,187	34,275
Unvested RSUs	16,852	11,943	16,852	11,943

Table of Contents	Unity Software Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in "Part II—Other Information, Item 1A. Risk Factors" included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. See the section titled "Note Regarding Forward-Looking Statements" in this report.
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
Impact of Macroeconomic Trends and COVID-19
Recent negative macroeconomic factors could negatively impact our business, particularly our Operate Solutions. The relative strength of the U.S. dollar has impacted exchange rates which has also impacted our business.
In addition, the global impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly as the COVID-19 pandemic persists. The return of more in-person activities will result in an increase in our expenses and could result in a range of impacts to our customers, which could impact our business. We are currently planning for most of our employees to return to in-person offices later in 2022, however our plans may change if the number of COVID-19 cases rises where our offices are located or if there is an increase in new variants.
The impact of these macroeconomic trends and the COVID-19 pandemic remains uncertain, and we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, refer to the section titled "Risk Factors."
Key Metrics
As further discussed in Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, we monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions.

Table of Contents	Unity Software Inc.
Customers Contributing More Than $100,000 of Revenue
We had 1,085 and 888 customers contributing more than $100,000 of revenue in the trailing 12 months as of June 30, 2022 and 2021, respectively. While we continue to demonstrate our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming, our rate of growth slowed down due to challenges observed in Operate Solutions. While these customers represented the substantial majority of revenue for the six months ended June 30, 2022 and 2021, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

	As of
	June 30, 2022	June 30, 2021
Dollar-based net expansion rate	121%	142%
Our dollar-based net expansion rate as of June 30, 2022 and 2021, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers, expanded consumption among our existing Operate Solutions customers, and improvements in cross-selling our solutions to all of our customers. Dollar-based net expansion rate decreased, compared to the comparable prior year period, primarily due to the decline in Operate Solutions revenue.
The chart below illustrates that our dollar-based net expansion rate has been healthy, showing a strong relationship with existing customers despite a recent decline due to short-term headwinds and challenges in Operate Solutions.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$297,043	$273,562	$617,169	$508,334
Cost of revenue	96,836	57,725	190,669	116,459
Gross profit	200,207	215,837	426,500	391,875
Operating expenses
Research and development	215,960	154,216	437,000	308,231
Sales and marketing	100,908	74,888	204,847	144,681
General and administrative	81,005	135,917	153,480	199,049
Total operating expenses	397,873	365,021	795,327	651,961
Loss from operations	(197,666)	(149,184)	(368,827)	(260,086)
Interest expense	(1,123)	(485)	(2,234)	(600)
Interest income and other expense, net	(3,058)	70	(2,117)	1,635
Loss before for income taxes	(201,847)	(149,599)	(373,178)	(259,051)
Provision for (benefit from) income taxes	2,311	(1,257)	8,535	(3,249)
Net loss	$(204,158)	$(148,342)	$(381,713)	$(255,802)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	33	21	31	23
Gross margin	67	79	69	77
Operating expenses
Research and development	73	56	71	61
Sales and marketing	34	27	33	28
General and administrative	27	50	25	39
Total operating expenses	134	133	129	128
Loss from operations	(67)	(55)	(60)	(51)
Interest expense	—	—	—	—
Interest income and other expense, net	(1)	—	—	—
Loss before income taxes	(68)	(55)	(60)	(51)
Provision for (benefit from) income taxes	1	—	1	(1)
Net loss	(69)%	(55)%	(61)%	(50)%
Revenue
We derive revenue from Create Solutions, Operate Solutions, and Strategic Partnerships and Other.
Create Solutions
We generate Create Solutions revenue primarily through the sale of subscription arrangements for the use of our products and related support services.

Table of Contents	Unity Software Inc.
We offer subscription plans at various price points and recognize revenue over a service period that generally ranges from one to three years. We typically bill our customers on a monthly, quarterly or annual basis, depending on the size of the contract.
We generate additional Create Solutions revenue from the sale of professional services to our subscription customers. These services primarily consist of consulting, integration, training and custom application and workflow development, and may be billed in advance or on a time and materials basis. We generate Create revenue from a mix of customers both within and outside of gaming, with an increasing proportion generated from customers outside of gaming.
Operate Solutions
We generate Operate Solutions revenue through a combination of revenue-share and consumption-based business models that we manage as a portfolio of products and services.
Our monetization products are primarily based on a revenue-share model. These products were introduced in 2014 as our first set of Operate Solutions products and currently account for a majority of our Operate Solutions revenue. We recognize monetization revenue when an end user installs an application after seeing an advertisement (contracted on a cost-per-install basis), and when an advertisement starts (contracted on a cost-per-impression basis). Our revenue represents the amount we retain from the transaction we facilitate through our Unified Auction, a real-time bidding exchange that gives our customers access to Unity's network of over 60+ diverse demand sources. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices. For example, Apple previously implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to "track them across apps or websites owned by other companies" or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. End-user opt-in rates due to these requirements have resulted in a limitation in our ability to help our customers monetize through personalized advertising. Additional modifications to the foregoing Apple requirements or changes to Apple's enforcement of its policies across the industry may result in further impacts to the efficacy of mobile personalized advertising. Google has also announced Privacy Sandbox for Android, which will introduce new advertising and attribution technologies that operate without advertising identifiers, including by creating isolated processes for third-party advertising code to run separately from an app’s code in order to limit advertisers' ability to collect app and user data. The long-term impact of these and other privacy and regulatory changes remains uncertain.
We also provide cloud-based services to support the ongoing operation of games and applications. These include application hosting services, as well as end-user engagement tools and voice chat services. These services are generally sold based on consumption and billed monthly in arrears. Some of our consumption-based contracts include a minimum fixed-fee consumption amount. We expect that our Operate Solutions beyond monetization, including cloud operations and hosting services, such as Multiplay, will grow as a percentage of our revenue as we further scale newer products and services for gaming customers as well as customers in other industries.
During the three months ended June 30, 2022, we focused our resources on addressing the data quality and accuracy challenges we observed with certain monetization tools in the first quarter of 2022. We started to see signs that our interventions have been effective during the quarter resulting in improvements in our performance in June. External factors, including the competitive landscape, and recent negative macroeconomic factors combined with complexity in accurately predicting the pace of the recovery, lead us to believe that the recovery will extend at least through the fourth quarter of 2022.
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

Table of Contents	Unity Software Inc.
We generate Other revenue primarily from our share of sales from our Asset Store, a marketplace and scaled aggregator for software, content, and tools used in the creation of real-time interactive games and applications, and from our Verified Solutions Partners, which sell software and tools certified for quality and compatibility with our platform.
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Create Solutions	$120,876	$72,614	$237,289	$143,001
Operate Solutions	158,500	182,916	342,519	329,493
Strategic Partnerships and Other	17,667	18,032	37,361	35,840
Total revenue	$297,043	$273,562	$617,169	$508,334
The increase in total revenue in the three and six months ended June 30, 2022, compared to the comparable prior year periods, was primarily due to an increase in new customers as well as growth among existing customers within Create Solutions. Revenue from Operate Solutions declined in the three months ended June 30, 2022 and only grew to a small extent during the six months ended June 30, 2022 due to the challenges with our Operate Solutions products. We did see an increase in revenue per customer as customers increased their consumption across our Operate Solutions portfolio of products and services.
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
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including our product mix, the costs associated with third-party hosting services, and the extent to which we expand and drive efficiencies in our hosting costs, professional services, and customer support organizations. We expect our gross profit to increase in absolute dollars in the long term, but we expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.
Cost of revenue for the three and six months ended June 30, 2022 increased, compared to the comparable prior year periods, primarily due to higher personnel-related expenses associated with increased headcount, as well as an increase of $7.6 million and $15.2 million, respectively, in amortization expenses related to intangible assets acquired through our business acquisitions and an increase of $7.1 million and $14.2 million, respectively, related to professional service fees.
Gross profit for the three months ended June 30, 2022 decreased, compared to the comparable prior year period, primarily due the decline in Operate Solutions revenue and the aforementioned expense increases in cost of revenue. Gross profit for the six months ended June 30, 2022 increased, compared to the comparable prior year period, primarily due to an increase in revenue in our Create Solutions.

Table of Contents	Unity Software Inc.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. Although personnel-related costs contributed to the majority of the increase in expense period over period, we are observing a slow down in hiring.
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
Research and development expense for the three and six months ended June 30, 2022 increased, compared to the comparable prior year periods, primarily due to higher personnel-related expenses as headcount increased to support continued product innovation, as well as an increase of $13.9 million and $30.2 million, respectively, in amortization expense related to intangible assets acquired through our business acquisitions.
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
Sales and marketing expense for the three and six months ended June 30, 2022 increased, compared to the comparable prior year periods, primarily due to higher personnel-related expenses as headcount increased to support the growth of our sales and marketing teams, as well as an increase of $5.1 million and $10.4 million, respectively, in amortization expense related to intangible assets acquired through our business acquisitions. The increase in the three and six months ended June 30, 2022 was further driven, to a lesser extent, by increased travel and conference expenditures due to the softening of COVID-19 restrictions.
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
General and administrative expense for the three and six months ended June 30, 2022 decreased, compared to the comparable prior year periods, primarily due to a one-time charge of $49.8 million for the termination of a future lease contract and the incremental equity award modification expense of $10.5 million associated with the separation of our former Chief Financial Officer recognized in the three months ended June 30, 2021. The decrease was partially offset primarily by higher personnel-related expenses as headcount increased, as well as an increase of $5.8 million in expenses associated with a legal entity reorganization in China and acquisition-related expenses.

Table of Contents	Unity Software Inc.
Interest Expense
Interest expense consists primarily of interest expense associated with our amortization of convertible debt issuance costs and Credit Agreement.
Interest expense for the three and six months ended June 30, 2022 increased, compared to the comparable prior year periods, due to our debt issuance costs amortization.
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
Interest income and other expense, net, for the three and six months ended June 30, 2022 decreased, compared to the comparable prior year periods, primarily due to foreign currency remeasurement losses.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business. We have a valuation allowance against certain of our deferred tax assets, including net operating loss ("NOL") carryforwards and tax credits related primarily to research and development. Our overall effective income tax rate in future periods may be affected by the geographic mix of earnings in the countries in which we operate. Our future effective tax rate may also be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles in the jurisdictions in which we conduct business. See Note 9, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements.
Provision for income taxes for the three and six months ended June 30, 2022 increased, compared to the comparable prior year periods, primarily due to the tax expense recognized as a result of a base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory R&D capitalization under the IRC Section 174. Also, for the quarter ended June 30, 2021, a tax benefit from stock-based compensation activities in the U.K. was recognized, while for the period ended June 30, 2022 we maintained a valuation allowance against the deferred tax assets in the U.K. The quarter ended June 30, 2021 also included a tax benefit related to the U.K. corporate tax rate change, effective April 1, 2023, that was enacted during the three months ended June 30, 2021.
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
Non-GAAP Gross Profit and Non-GAAP Loss from Operations
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, and restructuring charges. We define non-GAAP loss from operations as loss from operations excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, costs incurred from a legal entity reorganization in China, acquisition-related costs, restructuring charges, and a one-time expense for the termination of a future lease agreement.
We use non-GAAP gross profit and non-GAAP loss from operations in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP loss from operations provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics exclude expenses that we do not consider to be indicative of our overall operating performance.
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
•non-GAAP loss from operations excludes costs incurred from our acquisitions;
•non-GAAP gross profit and non-GAAP loss from operations excludes costs incurred from restructuring activities that we initiated during the three months ended June 30, 2022;
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
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2022	2021
GAAP gross profit	$200,207	$215,837
Add:
Stock-based compensation expense	11,839	5,340
Employer tax related to employee stock transactions	205	511
Amortization of intangible assets expense	7,630	—
Restructuring charges	264	—
Non-GAAP gross profit	$220,145	$221,688
GAAP gross margin	67%	79%
Non-GAAP gross margin	74%	81%
The year-over-year change in non-GAAP gross margin was primarily due to product mix of revenues and an increase of personnel-related costs to support Weta Digital.
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2022	2021
GAAP loss from operations	$(197,666)	$(149,184)
Add:
Stock-based compensation expense	105,995	85,400
Employer tax related to employee stock transactions	3,028	6,126
Amortization of intangible assets expense	33,131	4,709
Legal entity reorganization costs	2,315	—
Acquisition-related costs	3,437	2,470
Restructuring charges	5,635	—
Lease termination expense	—	49,795
Non-GAAP loss from operations	$(44,125)	$(684)
The year-over-year change in our non-GAAP loss from operations was primarily due to the slower revenue growth, outpaced by our operating expenses, which were driven by an increase in headcount across the entire company to support investments in the business.

Table of Contents	Unity Software Inc.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, costs incurred from a legal entity reorganization in China, acquisition-related costs, restructuring charges, and a one-time expense for the termination of a future lease agreement as well as the related tax effects of these items. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
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
•they exclude the costs incurred from our acquisitions;
•they exclude costs incurred from restructuring activities that we initiated during the three months ended June 30, 2022;
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
Income Tax Effects of Non-GAAP Adjustments
We utilize a fixed annual projected tax rate in our computation of non-GAAP income tax effects to provide better consistency across interim reporting periods. In projecting this non-GAAP tax rate, we utilize a financial projection that excludes the direct impact of the non-GAAP adjustments described above, and eliminates the effects of non-recurring and period specific items which can vary in size and frequency. The projected rate considers other factors such as our current operating structure, existing tax positions in various jurisdictions, and key legislation in major jurisdictions where we operate. For the year ended December 31, 2021, the non-GAAP tax rate was (22)%. For the year ending December 31, 2022, we have determined the projected non-GAAP tax rate to be (10)%. We will periodically re-evaluate this tax rate, as necessary, for significant events, relevant tax law changes, material changes in the forecasted geographic earnings mix, and any significant acquisitions.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Three Months Ended
	June 30,
	2022	2021
GAAP net loss	$(204,158)	$(148,342)
Add:
Stock-based compensation expense	105,995	85,400
Employer tax related to employee stock transactions	3,028	6,126
Amortization of intangible assets expense	33,131	4,709
Legal entity reorganization costs	2,315	—
Acquisition-related costs	3,437	2,470
Restructuring charges	5,635	—
Lease termination expense	—	49,795
Income tax effect of non-GAAP adjustments	(2,520)	(1,499)
Non-GAAP net loss	$(53,137)	$(1,341)

GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.69)	$(0.53)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	0.51	0.52
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.18)	$(0.01)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	296,849	280,374
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	296,849	280,374
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$58,430	$(115,563)
Less:
Purchases of property and equipment	(30,357)	(18,551)
Free cash flow	$28,073	$(134,114)
Net cash provided by (used in) investing activities	$10,434	$(203,765)
Net cash provided by financing activities	$37,718	$38,059
The year-over-year change in free cash flow was primarily due to the receipt of four years of license fees of approximately $200.0 million from Weta FX, which was connected to the acquisition of certain assets from Weta Digital, partially offset by the payment in 2022 of the corporate bonus for the year ended December 31, 2021, our net loss, prepayments of software licenses, and an increase in working capital as our business grows.
Liquidity and Capital Resources
As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.8 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are invested primarily in fixed income securities, including government and investment-grade debt securities and money market funds.
Our material cash requirements from known contractual and other obligations as of June 30, 2022 is as follows (in thousands):

	Payments Due by Period
	Total	Remainder of 2022	2023 - 2024	2025-2026	Thereafter
Operating leases (1)	$125,433	$14,931	$49,924	$28,990	$31,588
Purchase commitments (2)	927,162	77,786	403,498	416,453	29,425
Convertible note (3)	1,725,000	—	—	1,725,000	—
Total (4)	$2,777,595	$92,717	$453,422	$2,170,443	$61,013
(1)    Operating lease obligations consist primarily of obligations for real estate.
(2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    Convertible note due 2026. See Note 6, "Borrowings," of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
(4)    This table excludes amounts related to income tax liabilities for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $1.7 billion as of June 30, 2022. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.

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
On July 13, 2022, we entered into an Agreement and Plan of Merger to acquire ironSource. If consummated, the merger with ironSource may have a significant impact on our liquidity, financial condition, and results of operations. In connection with the merger with ironSource, we entered into an investment agreement with Silver Lake Alpine II, L.P., and Silver Lake Partners VI, L.P. and Sequoia Capital Fund, L.P. (the "Investors") relating to the issuance and sale to the Investors of $1.0 billion in aggregate principal amount of our 2.0% Convertible Senior Notes due 2027 (the "2027 Notes"). The closing of the issuance and sale of the 2027 Notes (the "PIPE Closing") is expected to occur promptly following the closing of the merger with ironSource, subject to such closing and certain customary closing conditions. The proceeds from the issuance and sale of the 2027 Notes are expected to be used following the closing of the merger with ironSource to partially fund the repurchase of shares of our common stock pursuant to a 24-month, $2.5 billion stock repurchase program authorized by our Board of Directors effective upon the closing of the acquisition of ironSource. We may repurchase shares at our discretion in the open market, pursuant to accelerated repurchase agreements and/or in accordance with Rule 10b-18 under the Exchange Act and all other applicable federal and state securities laws and regulations and in accordance with Delaware General Corporation Law. The program may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, and market conditions.
Our changes in cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$58,430	$(115,563)
Net cash provided by (used in) investing activities	10,434	(203,765)
Net cash provided by financing activities	37,718	38,059
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(41)	89
Net change in cash, cash equivalents, and restricted cash	$106,541	$(281,180)
Cash Provided by Operating Activities
During the six months ended June 30, 2022, net cash provided by operating activities was primarily due to the receipt of the prepayment of four years of license fees connected to the acquisition of certain assets from Weta Digital, partially offset by payment in 2022 of the corporate bonus for our fiscal year ended December 31, 2021, our net loss, prepayments of software licenses, and an increase in working capital as our business grows. Our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.

Table of Contents	Unity Software Inc.
Cash Used in Investing Activities
During the six months ended June 30, 2022, net cash provided by investing activities consisted of net cash provided by marketable securities offset by cash used in acquisitions, non-marketable investments, and capital expenditures.
Cash Provided by Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities consisted solely of proceeds from the issuance of common stock under our employee equity plans.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022.
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
(b) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On July 6, 2022, a putative class action complaint, captioned Das v. Unity Software, Inc., et al., Case 3:22-cv-03962 (N.D. Cal.), was filed against the Company and its Chief Executive Officer, current Chief Financial Officer, and former Chief Financial Officer, in the U.S. District Court for the Northern District of California. The complaint, which asserts claims under Sections 10(b) and 20(a) of the Exchange Act, alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company’s product platform and the likely impact of those issues on the Company’s fiscal 2022 guidance. The plaintiff seeks to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between March 5, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Company believes this lawsuit is without merit and intends to vigorously defend the case.
On August 8, 2022, a putative class action complaint, captioned Assad v. Botha et al, Case No. 2022-0691, was filed in the Court of Chancery against the Company and its board of directors. The complaint alleges that the directors breached their fiduciary duties by failing to disclose all material information necessary to allow stockholders to make a fully informed decision on whether to approve the issuance of new shares as a part of the Company's preliminary Form S-4 filed in connection with the Company's proposed merger with ironSource Ltd.. The plaintiff is a purported stockholder and seeks to represent a class of stockholders who will vote in connection with the stock issuance. The complaint seeks additional disclosure and an award of attorneys’ fees, among other remedies. The Company believes this lawsuit is without merit and intends to vigorously defend the case.
In addition, from time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Risks Related to Our Business, Operations, and Industry
We have a history of losses and may not achieve or sustain profitability in the future.
We have experienced significant net losses in each period since inception. While we have experienced significant revenue growth in recent periods, we have experienced a decline in our revenue growth rate and expect that this growth rate may continue to decline in future periods, and you should not rely on the revenue growth of any given prior period as an indication of our future performance. We are not certain whether we will be able to sustain or increase our revenue or whether or when we will attain sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase by amounts sufficient to offset such costs and expenses. In particular, we intend to continue to make significant investments to grow our business in such areas as:
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
•research and development and sales and marketing initiatives to grow our presence in new industries and use cases beyond the gaming industry;
•our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•acquisitions or strategic investments;

Table of Contents	Unity Software Inc.
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
You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. For example, in the second quarter of 2022, our growth rate declined below our expected long-term growth due to a variety of factors listed throughout the document which could happen again, including the maturation of our business. Overall growth of our revenue depends on our ability to execute on our growth strategies.
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
We derive a significant portion of our revenue from our Operate Solutions. A majority of our Operate Solutions revenue is currently generated under a revenue-share model. The remainder of our Operate Solutions revenue is generated primarily as consumption-based revenue for various cloud-based products. We must continually add new features and functionality to our Operate Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Operate Solutions, our business and results of operations would be adversely affected.
Revenue-share based consumption from our Operate products, including monetization products, currently accounts for a majority of our Operate Solutions revenue. Our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our monetization products or if our Operate products are less effective, consumption of these products could decline. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with our Operate products (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products. We focused our resources on addressing the data quality and accuracy challenges we observed with certain monetization tools in the first quarter of 2022. Recent negative macroeconomic factors combined with complexity in accurately predicting the pace of the recovery, lead us to believe that recovery will extend at least through the fourth quarter of 2022.
Additionally, revenue growth from our Operate products depends on our ability to continue to develop and offer effective features and functionality to help our customers drive value, which will require us to incur additional costs to implement. Developing and implementing these features will require us to incur additional costs.
In addition, our customers rely on us to attract a broad range of advertisers to our platform to generate demand for their impressions through our Unified Auction. If we are unable to also serve the needs of advertisers, they may reduce their consumption of our solutions and, because the advertising market is competitive, they may shift their business to other advertising solutions which could adversely affect our revenue. Our monetization products are also subject to factors and events beyond our control. For example, macroeconomic factors like labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for advertisers, and these factors are currently decreasing, and may in the future decrease or halt, advertiser spending.

Table of Contents	Unity Software Inc.
The consumption-based revenue for our Operate Solutions comes from our Unity Gaming Services, deltaDNA, Multiplay, and Vivox products. Our revenue from these products varies depending on the number of end users of these products or a customer’s hosting needs. A significant portion of the revenue generated from certain of these products in a given period can be driven by consumption by customers with large numbers of end users or high volume hosting requirements. If our customers experience a decline in the rate at which end users play their games, or if we are not able to replace customers who decrease or cease their consumption of our solution with new customers with similar consumption, our business may suffer.
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
Our business relies in part on strategic relationships with hardware, operating system, device, game console and other technology providers. If we are unable to maintain favorable terms and conditions and business relations with respect to our strategic relationships, our business could be harmed.
We rely in part on strategic partnerships and other strategic relationships with hardware, operating system, device, game console, and other technology providers in order to be able to offer our customers the ability to deploy their content on a variety of third-party platforms. If any of these third parties were to suspend, limit or cease their operations or otherwise terminate their relationships with us, our results of operations could be adversely affected. We have entered into separate agreements with each of our strategic partners. Our agreements with our strategic partners are non-exclusive and typically have multi-year terms. Our strategic partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Any loss of a strategic partnership or other strategic relationship could negatively affect the attractiveness of our platform to customers. In addition, we may have disagreements or disputes with these parties that could negatively impact or threaten our relationship with them. We cannot assure you that we will be successful in sourcing additional strategic partnerships or relationships or in retaining or extending our existing relationships with the parties with whom we currently have relationships. If we are unable to source additional strategic relationships or the parties with whom we currently have strategic relationships were to terminate their relationship with us, our revenue could decline and our business could be adversely affected.
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
•timing of updates and new features on our platform;
•fluctuations or delays in purchasing decisions in anticipation of new solutions or enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

Table of Contents	Unity Software Inc.
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
We have in the past sought and may in the future seek to acquire or invest in businesses, joint ventures, platform, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Although the significant majority of our revenue growth has been organic, we have completed more than 15 acquisitions since the beginning of 2019, including deltaDNA, Vivox, Parsec, Ziva, and Weta Digital, to further our goal of providing a complete set of solutions for all creator needs. In addition, on July 13, 2022, we entered into an Agreement and Plan of Merger with ironSource. For further risks related to the proposed acquisition of ironSource, see below. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, data, platform, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us or face cultural challenges integrating with our company, or if their software or technology is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. In addition, we have invested and may in the future invest in private companies and may not realize a return on our investments.
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
The acquisition of certain of Weta Digital's assets or the proposed merger with ironSource Ltd. may cause a disruption in our business.
The acquisition of certain of Weta Digital's assets (the "Weta Digital Acquisition") and the proposed merqer to acquire ironSource (the "ironSource Merger") could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. The integration of certain of Weta Digital's assets may place a significant burden on our management and internal resources. The diversion of management’s attention, particularly in our Create Solutions, away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results. In addition, the preparation for the integration and the integration of certain of ironSource’s assets may place a significant burden on our management and internal resources. The diversion of management’s attention, particularly in our Operate Solutions, away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

Table of Contents	Unity Software Inc.
We have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Weta Digital Acquisition and the ironSource Merger; and with respect to the pending ironSource Merger, we expect to continue to incur such costs, expenses and fees. We may also incur unanticipated costs in the integration of certain of Weta Digital's assets and of ironSource with our business. The substantial majority of these costs will be non-recurring expenses relating to the Weta Digital Acquisition and the ironSource Merger. We also could be subject to litigation related to the Weta Digital Acquisition, which could result in significant costs and expenses.
Failure to complete the ironSource Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.
We currently anticipate the ironSource Merger will be completed in the fourth quarter of 2022, but we cannot be certain when or if the conditions for the ironSource Merger, including obtaining applicable regulatory clearances, will be satisfied or (if permissible under applicable law) waived. The ironSource Merger cannot be completed until certain customary conditions to closing are satisfied or (if permissible under applicable law) waived. Our obligation to complete the ironSource Merger is also subject to, among other conditions, the absence of regulatory authorities requiring certain actions on our part.
The satisfaction of the required conditions could delay the completion of the ironSource Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the ironSource Merger will be satisfied or waived or that the ironSource Merger will be completed.
If the ironSource Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the transaction will be completed;
•we may experience negative reactions from employees, customers, suppliers or other third parties;
•management's focus may have been diverted from pursuing other opportunities that could have been beneficial to us; and
•our costs of pursuing the ironSource Merger may be higher than anticipated.
If the ironSource Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations, or cash flows.
We may fail to realize all of the anticipated benefits of the ironSource Merger or those benefits may take longer to realize than expected.
We believe that there are significant benefits and synergies that may be realized through leveraging the products, scale and combined enterprise customer bases of Unity and ironSource. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the ironSource Merger, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. In addition, we may incur additional or unexpected costs in order to realize these revenue synergies. Failure to achieve the anticipated benefits of the ironSource Merger could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the ironSource Merger and negatively impact our stock price.

Table of Contents	Unity Software Inc.
Following completion of the ironSource Merger, our success will depend, in part, on our ability to manage our expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of ironSource into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners.
In addition, we will be required to devote significant attention and resources prior to closing of the ironSource Merger to prepare for the post-closing integration and operation of the combined company, and we will be required post-closing to devote significant attention and resources to successfully align the business practices and operations of Unity and ironSource. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the ironSource Merger.
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
Our expectations regarding potential future market opportunities that we may be able to address are subject to even greater uncertainty. For example, our expectations regarding future market opportunities in gaming depend, among other things, on the extent to which we are able to develop new products and features that expand the applicability of our platform. In addition, our expectations regarding future market opportunities represented by augmented reality and virtual reality applications are subject to uncertainties relating from the fact that such applications are at relatively early stages of development and may not grow at the rates we expect. The extent to which engineers, technicians or other potential users of our products in industries outside gaming are representative of other future market opportunities will depend on those industries having use cases that can be served by RT3D content. Our ability to address those opportunities will depend on our developing products that are responsive to those use cases. In addition, there is significant uncertainty with respect to our estimate of the amount by which the acquisition of Weta Digital increased our total market opportunity, which is based on internal models and assumes that there is a significant market opportunity among consumers as well as professional artists for digital visual effects solutions.
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
In addition, in response to the COVID-19 pandemic, we are requiring or have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. We are currently planning for most of our employees to return to in-person offices later in 2022 or early 2023, however our plans may change if the number of COVID-19 cases rises where our offices are located, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. As our team continues to be dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. These burdens may lead to employee burn-out and decreased effectiveness which could adversely affect our results due to slow-downs in our sales cycles and recruiting efforts, delays in our entry into customer contracts, delays in addressing performance issues, delays in product development, delays and inefficiencies among various operational aspects of our business, including our financial organization, which could seriously harm our business. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our platform.
The global impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business, operations or the global economy as a whole, particularly if the COVID-19 pandemic and related public health measures continue and persists. The rollout of vaccines and the reduction of COVID-19 cases globally could affect the seasonality of our business or boost global GDP growth, which could positively impact our business. However, the return of more in-person activities will result in an increase in our expenses and could result in a range of impacts to our customers, which could negatively impact our business. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. While the COVID-19 pandemic may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.
Our current operations are and will continue to be global in scope, creating a variety of operational challenges.
We currently have operations and customers across all major global markets. We also have a sales presence in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. For example, we anticipate that we will need to establish relationships with new partners in order to grow in certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of June 30, 2022, approximately 31% of our full-time employees were located within the U.S. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue growth opportunities, which will require significant dedication of management attention and financial resources.
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
•maintaining our company culture across all of our offices globally;
•greater difficulty collecting accounts receivable and potential for longer payment cycles;
•increased reliance on resellers and other third parties for our global expansion;

Table of Contents	Unity Software Inc.
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
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Table of Contents	Unity Software Inc.
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
We have funded our operations since inception primarily with sales of our convertible preferred stock, common stock and convertible notes and with and cash generated from sales of our Create Solutions and Operate Solutions and from our strategic partnerships. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. In particular, the current COVID-19 pandemic caused and other macroeconomic trends like inflation and supply chain issues may cause disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt, equity, or other securities. As a result, our stockholders bear the risk of future issuances of debt, equity, or other securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.

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
Further, the software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new products are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new products may be detected in the future by us or our users. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with our Operate products (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products. If we are not able to adequately address these or other challenges, our revenue could be impacted further.
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
Additionally, in 2021, China's Personal Information Protection Law ("PIPL") and data Security Law were adopted and came into effect. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China. The Data Security Law implements a regulatory framework governing a broader range of data, beyond personal information. Numerous aspects of both laws remain uncertain and the impact they will have on businesses remains uncertain.
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws.
States have begun to introduce more comprehensive privacy legislation. For example, California enacted the California Consumer Privacy Act ("CCPA") which took effect on January 1, 2020 and imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s collection, use, and sharing of personal information, new operational practices, and requirements to respond to requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). Additionally, it is anticipated that privacy requirements under California law will become more restrictive under the newly adopted California Privacy Rights Act ("CPRA"), which is set to become effective in January 2023 and which is expected to increase the risk of enforcement actions. Other states are considering or have also enacted privacy and data security laws. For example, Virginia. Utah, Colorado, and Connecticut have similarly enacted comprehensive privacy and data security laws, all of which differ from the CCPA and CPRA and become effective in 2023.
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
The Chinese economic, legal and political landscape also differs from many developed countries in many respects, including the level of government involvement and regulation, control of foreign exchange and allocation of resources, uncertainty regarding the enforceability and scope of protection for intellectual property rights, a relatively uncertain legal system, and instability related to economic, political and social reform. The laws, regulations and legal requirements in China are also subject to frequent changes. Any actions and policies adopted by the government of the People’s Republic of China ("PRC"), particularly with regard to intellectual property rights and existing cloud-based and Internet restrictions for non-Chinese businesses, or any prolonged slowdown in China’s economy, due to the COVID-19 pandemic or otherwise, could have an adverse effect on our business, results of operations and financial condition.
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
Our customers outside of the U.S. generate a significant portion of our revenue and our growth strategy includes further expanding our operations and customer base across all major global markets. However, any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential customers with global operations. Any decreased use of our platform or limitation on our ability to export or sell our products in major global markets would adversely affect our business, results of operations, and growth prospects.
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
We are and may in the future become subject to legal proceedings and claims that arise from time to time, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or securities class action litigation suits. We were previously involved in two related putative class-action lawsuits brought by end users of games that include our software and include allegations related to violations of privacy laws, which we ultimately settled. We were also previously involved in a lease dispute with a San Francisco landlord, which we ultimately settled. In addition, in June 2019, a former senior-level employee brought a lawsuit against us in the San Francisco County Superior Court alleging claims arising under California law for retaliation, termination in violation of the California Fair Employment and Housing Act, failure to prevent discrimination and retaliation, wrongful termination, defamation, and slander. This lawsuit included allegations related to alleged actions by our CEO, John Riccitiello. These allegations were reported in the media. We filed an answer denying every allegation of unlawful conduct made in the complaint and a motion to compel arbitration. The court granted our motion to compel arbitration.
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
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled under indenture governing the 2026 Notes to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of June 30, 2022, the 2026 Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Notes, could have a material effect on our reported financial results.
Under ASC Subtopic 470-20, Debt with Conversion and Other Options ("ASC 470-20), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2026 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Notes is that the equity component would be required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as a discount for purposes of accounting for the debt component of the 2026 Notes.

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

Table of Contents	Unity Software Inc.
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
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies who have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been and may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

Table of Contents	Unity Software Inc.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We grant and expect to continue granting equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through the sale and issuance of equity securities or convertible securities in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. For example, the consideration for the proposed ironSource Merger is shares of our common stock. The number of shares of common stock issued in the proposed acquisition will be based on the conversion of each outstanding ironSource ordinary share into the right to receive 0.1089 of a share of our common stock, subject to applicable withholding tax and rounded to the nearest whole share for any fractional shares of our common stock resulting from the calculation. At closing of the merger, on a fully diluted basis, current Unity stockholders are expected to own approximately 73.5% of the outstanding shares of Unity common stock and former ironSource shareholders are expected to own approximately 26.5% of the outstanding shares of Unity common stock.

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

UNITY SOFTWARE INC.

Date: August 9, 2022	By:	/s/ Luis Visoso
Luis Visoso
Senior Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)