Form 10-Q
period 2022-09-30
Unity Software Inc.
filed 2022-11-09
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, there were 300,746,859 shares of the registrant’s common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended September 30, 2022

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
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
•our estimated market opportunity and the effects of increased competition in the markets in which we operate or may enter, including by developing new products, features, and use cases;
•our ability to identify, complete, and integrate acquisitions and mergers, like ironSource, that complement and expand the functionality of our platform;
•our plans with respect to our stock repurchase program; and
•the effects of industry trends and macroeconomic conditions, such as inflation and the COVID-19 pandemic.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10‑Q.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10‑Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. Readers are cautioned that these forward‑looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified, under “Part II—Other Information, Item 1A. Risk Factors” and summarized below.
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

The forward-looking statements made in this Quarterly Report on Form 10‑Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10‑Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,239,337	$1,055,776
Marketable securities	446,766	681,323
Accounts receivable, net	316,337	340,491
Prepaid expenses and other	81,960	73,520
Total current assets	2,084,400	2,151,110
Property and equipment, net	112,458	106,106
Goodwill	1,657,863	1,620,127
Intangible assets, net	724,926	814,386
Other assets	147,514	149,617
Total assets	$4,727,161	$4,841,346
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,182	$14,009
Accrued expenses and other	221,931	233,976
Publisher payables	172,646	237,637
Deferred revenue	202,984	140,528
Total current liabilities	611,743	626,150
Convertible notes	1,706,403	1,703,035
Long-term deferred revenue	118,170	15,945
Other long-term liabilities	88,159	101,825
Total liabilities	2,524,475	2,446,955
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 300,588 and 292,592	2	2
Additional paid-in capital	4,179,621	3,729,874
Accumulated other comprehensive loss	(13,576)	(3,858)
Accumulated deficit	(1,963,361)	(1,331,627)
Total stockholders' equity	2,202,686	2,394,391
Total liabilities and stockholders’ equity	$4,727,161	$4,841,346
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$322,881	$286,328	$940,050	$794,662
Cost of revenue	111,903	63,517	302,572	179,976
Gross profit	210,978	222,811	637,478	614,686
Operating expenses
Research and development	248,380	178,413	685,380	486,644
Sales and marketing	109,639	97,425	314,486	242,106
General and administrative	92,585	73,723	246,065	272,772
Total operating expenses	450,604	349,561	1,245,931	1,001,522
Loss from operations	(239,626)	(126,750)	(608,453)	(386,836)
Interest expense	(1,135)	—	(3,369)	(600)
Interest income and other expense, net	2,208	(64)	91	1,571
Loss before income taxes	(238,553)	(126,814)	(611,731)	(385,865)
Provision for (benefit from) Income taxes	11,468	(11,662)	20,003	(14,911)
Net loss	(250,021)	(115,152)	(631,734)	(370,954)
Basic and diluted net loss per share	$(0.84)	$(0.41)	$(2.13)	$(1.32)
Weighted-average shares used in computation of basic and diluted net loss per share	299,062	283,714	296,768	280,080
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(250,021)	$(115,152)	$(631,734)	$(370,954)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	(3,858)	(9)	(4,205)	41
Change in unrealized losses on marketable securities	206	72	(5,513)	(34)
Other comprehensive income (loss)	(3,652)	63	(9,718)	7
Comprehensive loss	(253,673)	(115,089)	(641,452)	(370,947)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2022	298,027,552	$2	$4,005,333	$(9,924)	$(1,713,340)	$2,282,071
Issuance of common stock from employee equity plans	857,179	—	18,766	—	—	18,766
Issuance of common stock for settlement of RSUs	1,703,186	—	—	—	—	—
Stock‑based compensation expense	—	—	154,479	—	—	154,479
Net loss	—	—	1,043	—	(250,021)	(248,978)
Other comprehensive loss	—	—	—	(3,652)	—	(3,652)
Balance at September 30, 2022	300,587,917	$2	$4,179,621	$(13,576)	$(1,963,361)	$2,202,686

	Three Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2021	282,177,044	$2	$3,028,077	$(3,474)	$(1,054,822)	$1,969,783
Issuance of common stock from employee equity plans	2,764,097	—	15,091	—	—	15,091
Issuance of common stock for settlement of RSUs	770,143	—	—	—	—	—
Stock‑based compensation expense	—	—	97,317	—	—	97,317
Net loss	—	—	—	—	(115,152)	(115,152)
Other comprehensive income	—	—	—	63	—	63
Balance at September 30, 2021	285,711,284	$2	$3,140,485	$(3,411)	$(1,169,974)	$1,967,102
.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391
Issuance of common stock from employee equity plans	4,103,922	—	56,484	—	—	56,484
Issuance of common stock for settlement of RSUs	3,722,318	—	—	—	—	—
Common stock issued in connection with acquisitions	169,321	—	16,072	—	—	16,072
Stock‑based compensation expense	—	—	376,148	—	—	376,148
Net loss	—	—	1,043	—	(631,734)	(630,691)
Other comprehensive loss	—	—	—	(9,718)	—	(9,718)
Balance at September 30, 2022	300,587,917	$2	$4,179,621	$(13,576)	$(1,963,361)	$2,202,686

	Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$2,037,143
Cumulative effect of accounting change	—	—	—	—	(1,522)	(1,522)
Issuance of common stock from employee equity plans	9,596,079	—	53,150	—	—	53,150
Issuance of common stock for settlement of RSUs	2,577,987	—	—	—	—	—
Stock‑based compensation expense	—	—	249,278	—	—	249,278
Net loss	—	—	—	—	(370,954)	(370,954)
Other comprehensive income	—	—	—	7	—	7
Balance at September 30, 2021	285,711,284	$2	$3,140,485	$(3,411)	$(1,169,974)	$1,967,102
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(631,734)	$(370,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,598	39,222
Stock-based compensation expense	376,148	249,278
Other	9,386	11,004
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	21,258	(26,336)
Prepaid expenses and other	(8,499)	(4,821)
Other assets	25,898	(16,713)
Accounts payable	974	(183)
Accrued expenses and other	(6,643)	39,443
Publisher payables	(64,991)	16,417
Other long-term liabilities	(27,506)	(18,072)
Deferred revenue	167,741	9,775
Net cash used in operating activities	(10,370)	(71,940)
Investing activities
Purchases of marketable securities	(150,911)	(295,859)
Proceeds from principal repayments on marketable securities	58,883	14,853
Maturities of marketable securities	315,776	229,800
Purchases of non-marketable investments	(15,000)	(4,600)
Sales of non-marketable investments	1,000	—
Purchases of property and equipment	(42,344)	(27,959)
Business acquisitions, net of cash acquired, and other	(25,840)	(425,198)
Net cash provided by (used in) investing activities	141,564	(508,963)
Financing activities
Proceeds from issuance of common stock from employee equity plans	56,484	53,150
Net cash provided by financing activities	56,484	53,150
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(4,185)	58
Increase (decrease) in cash, cash equivalents, and restricted cash	183,493	(527,695)
Cash and restricted cash, beginning of period	1,066,599	1,293,947
Cash, cash equivalents, and restricted cash, end of period	$1,250,092	$766,252

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$110
Cash paid for income taxes, net of refunds	$21,818	$6,889
Cash paid for operating leases	$19,031	$23,248
Supplemental disclosures of non‑cash investing and financing activities:
Accrued property and equipment	$4,349	$7,138
Assets acquired under operating lease	$11,575	$19,061

Table of Contents	Unity Software Inc.
The below table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2022	2021
Cash and cash equivalents	$1,239,337	$755,429
Restricted cash, included in other assets	10,755	10,823
Total cash, cash equivalents, and restricted cash	$1,250,092	$766,252
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Accounting Policies
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc., its wholly owned subsidiaries, and entities consolidated under the voting interest model. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or other periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2021 Annual Report on Form 10-K.
Beginning in the second quarter of 2022, we further condensed our Consolidated Balance Sheet and Statements of Cash Flows. Prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the previously reported total assets, liabilities, stockholders' equity, or net loss.
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
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Create Solutions	$128,629	$83,743	$365,918	$226,744
Operate Solutions	171,699	185,021	514,218	514,515
Strategic Partnerships and Other	22,553	17,564	59,914	53,403
Total revenue	$322,881	$286,328	$940,050	$794,662

Table of Contents	Unity Software Inc.
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$80,272	$68,668	$223,986	$188,240
Greater China (1)	44,341	43,717	130,471	122,157
EMEA (2)	112,012	107,135	329,159	298,497
APAC (3)	76,969	57,303	228,730	156,887
Other Americas (4)	9,287	9,505	27,704	28,881
Total revenue	$322,881	$286,328	$940,050	$794,662
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statement of operations. As of September 30, 2022 and December 31, 2021, the allowance for uncollectible amounts was $6.7 million and $5.4 million, respectively.
We record unbilled receivables within accounts receivable, net, when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $30.5 million and $28.3 million as of September 30, 2022 and December 31, 2021, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight line method over the expected period of benefit, which is generally three years. As of September 30, 2022, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $8.8 million and $5.6 million, respectively. During the three and nine months ended September 30, 2022, we recorded amortization costs of $2.4 million and $6.9 million in sales and marketing expenses, as compared to $1.6 million and $3.8 million during the three and nine months ended September 30, 2021, respectively.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the nine months ended September 30, 2022 that was included in the deferred revenue balances at January 1, 2022 was $124.8 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that have not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $580.7 million as of September 30, 2022 and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next 1 to 5 years and we expect to recognize approximately 40% of the balance as revenue over the next 12 months.

Table of Contents	Unity Software Inc.
3. Financial Instruments
Restricted cash, cash equivalents, and marketable securities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value.
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
The following table summarizes, by major security type, our restricted cash, cash equivalents, and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2022				December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$10,755	$—	$—	$10,755	$10,823
Money market funds	163,683	—	—	163,683	73,138
Total restricted cash and cash equivalents	$174,438	$—	$—	$174,438	$83,961

Level 2:
Marketable securities:
Commercial paper	$96,383	$—	$—	$96,383	$59,792
Asset-backed securities	—	—	—	—	40,942
Corporate bonds	177,516	—	(3,675)	173,841	237,402
U.S. treasury securities	126,546	—	(1,896)	124,650	272,300
Supranational bonds	52,803	—	(911)	51,892	70,887
Total marketable securities	$453,248	$—	$(6,482)	$446,766	$681,323
We did not recognize any credit losses related to our available-for-sale debt securities during the three and nine months ended September 30, 2022 and 2021.
The following table summarizes the amortized cost and fair value of our marketable securities as of September 30, 2022, by contractual years to maturity (in thousands):

	Amortized Cost	Fair Value
Due within one year	$425,618	$420,261
Due between one and two years	27,630	26,505
Total	$453,248	$446,766
There were no material realized or unrealized gains or losses, either individually or in the aggregate, during the three and nine months ended September 30, 2022 and 2021.

Table of Contents	Unity Software Inc.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We measure these investments at cost less any impairment, adjusted for observable price changes, if any. As of September 30, 2022, the equity investments totaled $15.6 million.
4. Investment in Unity China
In August 2022, we formed a company in China ("Unity China") to perform research and development activities and to facilitate commercialization in the Greater China region. Upon formation, we agreed to sell to third-party investors an ownership interest of approximately 20.5% in Unity China that we valued at approximately $100.0 million. As of September 30, 2022, shares in Unity China had been issued to the investors, but we had not yet received the cash consideration. Accordingly, the receivable associated with the outstanding shares are netted on our condensed consolidated balance sheet as of September 30, 2022. The results of Unity China for the three months ended September 30, 2022 were not material.
5. Acquisitions
Completed acquisition
MindKick, Inc.
On January 28, 2022, we completed the purchase of MindKick, Inc. ("MindKick") for a total purchase consideration of approximately $46.6 million. This amount was payable in a combination of approximately $26.7 million in cash and the issuance of 169,321 shares of common stock valued at approximately $16.1 million. An additional 42,330 shares of common stock subject to a service-based vesting condition were granted to certain employees of Mindkick; these shares of common stock are accounted for outside of the business combination and will be recognized as post-combination expense. MindKick provides 2D game creation tools and game templates with the goal of providing consumers the ability to create, play, and share their own 2D games on mobile. Prior to the completion of the acquisition, we held a minority investment in MindKick that we accounted for using the equity method of accounting. In circumstances where a business combination is achieved in stages, previously-held equity interests are remeasured at fair value. The remeasured fair value assigned to the previously-held equity interest in MindKick of $3.7 million approximates cost, and therefore, no gain or loss was recognized. The identifiable assets and liabilities acquired are primarily $37.0 million in goodwill, $7.5 million in intangible assets, $2.8 million in cash, and ($0.7 million) in other net assets and liabilities. The transaction costs associated with the acquisition are not material. The revenue and earnings of the acquired business have been included in our results since the acquisition date and are not material to our consolidated results.
Subsequent event acquisition
On November 7, 2022, we completed the acquisition of ironSource Ltd. ("ironSource"), a leading business platform for the app economy. The purchase consideration for this acquisition was approximately $2.8 billion exchanged in shares of our common stock. In connection with the completion of the acquisition of ironSource on November 7, 2022, we completed the sale and issuance of $1.0 billion in aggregate principal amount of our 2.0% convertible senior notes due in 2027 (the "2027 Notes") to Silver Lake Alpine II, L.P., Silver Lake Partners VI, L.P. and Sequoia Capital Fund, L.P., certain affiliates of members of our board of directors. The proceeds from the issuance and sale of the 2027 Notes are expected to be used to partially fund a plan to repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase program. The initial accounting for the acquisition has not yet been completed.
6. Leases
We have operating leases for offices, which have remaining lease terms of up to 9.3 years, some of which include options to extend the lease with renewal terms from one year to five years. Some leases include an option to terminate the lease for up to five years from the lease commencement date.

Table of Contents	Unity Software Inc.
Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$6,550	$7,285	$22,334	$21,993
Variable lease expense	1,292	1,173	4,130	3,619
Sublease income	—	(93)	—	(279)
Total lease expense	$7,842	$8,365	$26,464	$25,333
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	September 30, 2022	December 31, 2021
Operating lease assets	Other assets	$89,517	$98,393

Current operating lease liabilities	Accrued expenses and other	$23,582	$23,729
Long-term operating lease liabilities	Other long-term liabilities	81,048	92,539
Total operating lease liabilities		$104,630	$116,268
As of September 30, 2022, our operating leases had a weighted-average remaining lease term of 5.5 years and a weighted-average discount rate of 4.3%.
As of September 30, 2022, our lease liabilities were as follows (in thousands):

Operating Leases (1)
Gross lease liabilities	117,624
Less: imputed interest	(12,994)
Present value of lease liabilities	$104,630
(1)    Excludes future minimum payments for leases which have not yet commenced as of September 30, 2022.
As of September 30, 2022, we had entered into leases that have not yet commenced with future minimum lease payments of $47.2 million that are not yet reflected on our condensed consolidated balance sheet. These operating leases will commence in 2022 and 2023 with lease terms of 3.3 to 10.3 years.
7. Borrowings
Convertible Notes
In November 2021, we issued an aggregate of $1.7 billion principal amount of 0% Convertible Senior Notes due 2026 (the "2026 Notes"). Proceeds from the issuance of the 2026 Notes were $1.7 billion, net of debt issuance costs and cash used to purchase the capped call transactions ("Capped Call Transactions") discussed below. The debt issuance costs are amortized to interest expense using the straight-line method, which approximates the effective interest method.

Table of Contents	Unity Software Inc.
The 2026 Notes are general unsecured obligations which do not bear regular interest and for which the principal balance will not accrete. We may elect for special interest to accrue on the 2026 Notes as the sole remedy for any failure by us to comply with certain reporting requirements for the first 365 days after the occurrence of such failure pursuant to an indenture dated as of November 19, 2021 (the "Indenture"). Holders of the 2026 Notes may receive special interest under specified circumstances as outlined in the Indenture. Special interest will accrue for any failure by us to comply with certain reporting requirements during the six-month period beginning on, and including, the date that is six months after the last date of original issuance of the 2026 Notes. Special interest will also accrue if, and for so long as: the restrictive legend on the 2026 Notes has not been removed, the 2026 Notes are assigned a restricted CUSIP number or the 2026 Notes are not otherwise freely tradeable by holders other than our affiliates as of the de-legending deadline date set forth in the Indenture, until the restrictive legend has been removed from the 2026 Notes, the 2026 Notes are assigned an unrestricted CUSIP number and the 2026 Notes are freely tradable. Special interest, if any, will be payable semiannually in arrears on November 15 and May 15 of each year, which began on May 15, 2022 (if and to the extent that special interest is then payable on the 2026 Notes). The 2026 Notes will mature on November 15, 2026 unless earlier converted, redeemed, or repurchased.
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
We may not redeem the 2026 Notes prior to November 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after November 20, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during a 30-trading day window (including the last day of such period). On any such date, the redemption price shall equal 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any. If we redeem less than all the outstanding 2026 Notes, at least $150.0 million aggregate principal amount of 2026 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. No sinking fund is provided for the convertible notes, which means that we are not required to redeem or retire them periodically.
Holders of the 2026 Notes may convert all or a portion of their 2026 Notes at their option at any time prior to the close of business on the business day prior to August 15, 2026, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30-trading day window is greater than or equal to 130% of the applicable conversion price of the 2026 Notes on each such trading day;
•during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate of the 2026 Notes on each such trading day;
•if we call such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2026 Notes called (or deemed called) for redemption; or
•on the occurrence of specified corporate events set forth in the Indenture.
On or after August 15, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

Table of Contents	Unity Software Inc.
In connection with a make-whole fundamental change, as defined in the Indenture, or in connection with certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indenture, we will increase the conversion rate for a holder of the 2026 Notes who elects to convert its 2026 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Additionally, in the event of a fundamental change, subject to certain limitations described in the Indenture, holders of the 2026 Notes may require us to repurchase all or a portion of the 2026 Notes at a price equal to 100% of the principal amount of 2026 Notes to be repurchased, plus any accrued and unpaid special interest, if any.
We accounted for the issuance of the 2026 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

As of
September 30, 2022
Convertible note:
Principal	$1,725,000
Unamortized debt issuance cost	(18,597)
Net carrying amount	$1,706,403
Interest expense related to the amortization of debt issuance costs was $1.1 million and $3.4 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2022, the if-converted value of the 2026 Notes did not exceed the principal amount. The sale price for conversion was not satisfied and the 2026 Notes were not eligible for conversion as of September 30, 2022.
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
The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price described above. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital on our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of September 30, 2022, the Capped Call Transactions were not in the money.
8. Commitments and Contingencies
The following table summarizes our contractual commitments as of September 30, 2022 (in thousands):

	Total	Remainder of 2022	2023‑2024	2025‑2026	Thereafter
Operating leases (1)	$117,624	$7,189	$50,310	$29,216	$30,909
Purchase commitments (2)	892,719	43,343	403,498	416,453	29,425
Convertible notes (3)	1,725,000	—	—	1,725,000	—
Total	$2,735,343	$50,532	$453,808	$2,170,669	$60,334
(1)    The operating lease obligations consist of obligations for real estate.

Table of Contents	Unity Software Inc.
)2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers..
(3)    Convertible notes due 2026. See Note 7, "Borrowings," of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
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
We are currently subject to a putative class action complaint, which we believe is without merit and intend to vigorously defend against. See "Part II—Other Information, Item 1. Legal Proceedings" for additional information regarding the class action complaint.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of September 30, 2022, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $10.8 million of secured letters of credit outstanding as of September 30, 2022 and December 31, 2021. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our condensed consolidated balance sheets.
9. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$18,097	$7,780	$38,768	$18,237
Research and development	81,490	49,169	196,853	114,046
Sales and marketing	31,381	22,168	80,340	48,728
General and administrative	23,511	18,200	60,187	68,267
Total stock-based compensation expense	$154,479	$97,317	$376,148	$249,278

Table of Contents	Unity Software Inc.
Stock Options
A summary of our stock option activity under the 2009 Stock Plan, 2019 Stock Plan, and 2020 Equity Incentive Plan (the "2020 Plan") is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2021	29,226,041	$13.28	6.26
Granted	1,821,700	$70.18
Exercised	(3,496,913)	$6.63
Forfeited, cancelled, or expired	(728,531)	$35.85
Balance as of September 30, 2022	26,822,297	$17.41	5.78
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.3%	1.0%	1.7% - 3.3%	0.9% - 1.2%
Expected volatility	33.5%	32.9%	33.3% - 33.8%	32.9% - 36.2%
Expected term (in years)	6.25	6.25	6.25	6.25
Fair value of underlying common stock	$42.72	$126.50	$38.47 - $89.01	$100.60 - $126.50
Restricted Stock Units
A summary of our RSU activity under the 2019 Stock Plan and 2020 Plan is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	13,696,836	$85.96
Granted	21,854,987	$45.81
Vested	(3,725,339)	$76.98
Forfeited	(1,883,106)	$76.91
Unvested as of September 30, 2022	29,943,378	$58.34

Table of Contents	Unity Software Inc.
Employee Stock Purchase Plan
In determining the fair value of the shares subject to our Employee Stock Purchase Plan (the "ESPP"), we use the Black-Scholes option pricing model that employs the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.3%	0.1%	0.6% - 3.3%	0.1%
Expected volatility	35.5%	27.2%	35.5% - 40.0%	27.2%
Expected term (in years)	0.50	0.50	0.50	0.50
Estimated fair value	$10.51	$28.64	$10.51 - $27.42	$28.64
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Share issued under the ESPP	399,023	607,009
Weighted-average price per share issued	$36.31	$54.87
No shares were issued under the ESPP during the three and nine months ended September 30, 2021.
10. Income Taxes
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
Our effective tax rate for the three and nine months ended September 30, 2022 differs from the U.S. federal statutory tax rate of 21% primarily due to the base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory research and development capitalization under the IRC Section 174, losses that cannot be benefited due to the valuation allowance on U.S., Denmark, and United Kingdom ("U.K.") entities, and to a lesser extent, foreign earnings taxed at different tax rates. Our effective tax rate for the three and nine months ended September 30, 2021 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings taxed at different tax rates, credits and losses that cannot be benefited due to the valuation allowance on U.S. and Denmark entities, the tax benefit from stock-based compensation activities during the period, and an income tax benefit recognized in the quarter as a result of a partial release of a valuation allowance against our U.S. deferred tax assets in connection with business combinations.
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
As of September 30, 2022, we had $144.5 million of gross unrecognized tax benefits, of which $12.7 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2022 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. However, we believe that it is reasonably possible the amount of unrecognized tax benefits could decrease by $1.1 million in the next 12 months due to the lapse of statutes of limitation. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
On August 16, 2022, the Inflation Reduction Act (the "IRA") was signed into law. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. Both provisions are effective for tax years beginning after December 31, 2022 and, therefore, will not impact our 2022 financial statements.
11. Net Loss per Share of Common Stock
Basic and diluted net loss per share is the same for all periods presented because the effects of potentially dilutive items were antidilutive given our net loss in each period.
The following table presents potentially dilutive items excluded from the computation of diluted net loss per share for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible notes	45,951	—	12,441	—
Stock options	26,822	31,396	26,822	31,396
Unvested RSUs	29,943	14,581	29,943	14,581

Table of Contents	Unity Software Inc.
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
Impact of Macroeconomic Trends
Recent negative macroeconomic factors, such as inflation and corresponding higher interest rates, the strengthening of the U.S. dollar, and the softening of the advertising market could negatively impact our business, particularly our Operate Solutions. We are managing costs in light of these factors and continuing to monitor their potential direct and indirect impacts. The impact of these macroeconomic trends remains uncertain, and we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, refer to the section titled "Risk Factors."
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
Customers Contributing More Than $100,000 of Revenue
We had 1,075 and 973 customers contributing more than $100,000 of revenue in the trailing 12 months as of September 30, 2022 and 2021, respectively. While we continue to demonstrate our ability to grow our revenues with existing customers year over year, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming, our rate of growth slowed due to challenges in Operate Solutions. While these customers represented the substantial majority of revenue for the nine months ended September 30, 2022 and 2021, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

Table of Contents	Unity Software Inc.

	As of
	September 30, 2022	September 30, 2021
Dollar-based net expansion rate	111%	142%
Our dollar-based net expansion rate as of September 30, 2022 and 2021, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers, consumption among our existing Operate Solutions customers, and cross-selling our solutions to all of our customers. The decrease in dollar-based net expansion rate, compared to the comparable prior year period, is attributable to Operate Solutions and follows a similar trend to the revenue decrease seen from those solutions.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year. Despite this decline, we are still maintaining strong relationships with our existing customers.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$322,881	$286,328	$940,050	$794,662
Cost of revenue	111,903	63,517	302,572	179,976
Gross profit	210,978	222,811	637,478	614,686
Operating expenses
Research and development	248,380	178,413	685,380	486,644
Sales and marketing	109,639	97,425	314,486	242,106
General and administrative	92,585	73,723	246,065	272,772
Total operating expenses	450,604	349,561	1,245,931	1,001,522
Loss from operations	(239,626)	(126,750)	(608,453)	(386,836)
Interest expense	(1,135)	—	(3,369)	(600)
Interest income and other expense, net	2,208	(64)	91	1,571
Loss before income taxes	(238,553)	(126,814)	(611,731)	(385,865)
Provision for (benefit from) income taxes	11,468	(11,662)	20,003	(14,911)
Net loss	(250,021)	(115,152)	(631,734)	(370,954)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	35	22	32	23
Gross margin	65	78	68	77
Operating expenses
Research and development	77	62	73	61
Sales and marketing	34	34	33	30
General and administrative	29	26	26	34
Total operating expenses	140	122	132	125
Loss from operations	(74)	(44)	(65)	(49)
Interest expense	—	—	—	—
Interest income and other expense, net	1	—	—	—
Loss before income taxes	(73)	(44)	(65)	(49)
Provision for (benefit from) income taxes	4	(4)	2	(2)
Net loss	(77)%	(40)%	(67)%	(47)%

Table of Contents	Unity Software Inc.
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
Our monetization products are primarily based on a revenue-share model and account for a majority of our Operate Solutions revenue. We recognize monetization revenue when an end user installs an application after seeing an advertisement (contracted on a cost-per-install basis), and when an advertisement starts (contracted on a cost-per-impression basis). Our revenue represents the amount we retain from the transaction we facilitate through our Unified Auction, a real-time bidding exchange that gives our customers access to Unity's network of over 60+ diverse demand sources. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers collect, use and share data from end-user devices.
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
The results of our Operate Solutions were impacted by the data quality and accuracy challenges we initially observed in the first quarter of 2022. Our interventions to address these challenges through the third quarter of 2022 have been effective. However, external factors, including the competitive landscape, recent negative macroeconomic conditions, and the softening of the advertising market and reduced advertiser spend lead us to believe that the growth of our Operate Solutions revenue will be adversely impacted into 2023.
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

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Create Solutions	$128,629	$83,743	$365,918	$226,744
Operate Solutions	171,699	185,021	514,218	514,515
Strategic Partnerships and Other	22,553	17,564	59,914	53,403
Total revenue	$322,881	$286,328	$940,050	$794,662
The increase in total revenue in the three and nine months ended September 30, 2022, compared to the comparable prior year periods, was primarily due to an increase in new customers as well as growth among existing customers within Create Solutions. Revenue from Operate Solutions declined in the three and nine months ended September 30, 2022 as we recovered from the challenges with our Operate Solutions services observed in earlier quarters of 2022 and further adversely impacted by external factors, including the competitive landscape, negative macroeconomic conditions, and reduced advertiser spend.
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
Cost of revenue for the three and nine months ended September 30, 2022 increased, compared to the comparable prior year periods, primarily due to higher personnel-related expenses associated with increased headcount, as well as an increase of $7.7 million and $22.9 million, respectively, in amortization expenses related to intangible assets acquired through our business acquisitions and an increase of $8.8 million and $23.0 million, respectively, related to professional service fees.
Gross profit for the three months ended September 30, 2022 decreased, compared to the comparable prior year period, primarily due the decline in Operate Solutions revenue, the aforementioned expense increases in cost of revenue, and a shift in revenue mix to lower margin services. Gross profit for the nine months ended September 30, 2022 increased, compared to the comparable prior year period, primarily due to an increase in revenue in our Create Solutions.

Table of Contents	Unity Software Inc.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. Although personnel-related costs contributed to the majority of the increase in expense period over period, we are slowing down our hiring efforts and focusing on containing the growth rate of other expenses in an effort to manage costs in light of the worsening macroeconomic environment.

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
Research and development expense for the three and nine months ended September 30, 2022 increased, compared to the comparable prior year periods, primarily due to higher personnel-related expenses as headcount increased to support continued product innovation, as well as an increase of $14.5 million and $44.6 million, respectively, in amortization expense related to intangible assets acquired through our business acquisitions. The increase in the nine months ended September 30, 2022, is further driven, to a lesser extent, by higher hosting expenses and travel and conference expenditures due to the softening of COVID-19 restrictions.
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
Sales and marketing expense for the three and nine months ended September 30, 2022 increased, compared to the comparable prior year periods, primarily due to higher personnel-related expenses as headcount increased to support the growth of our sales and marketing teams, as well as an increase of $4.1 million and $15.5 million, respectively, in amortization expense related to intangible assets acquired through our business acquisitions. The increase in the nine months ended September 30, 2022 was further driven, to a lesser extent, by increased travel and conference expenditures due to the softening of COVID-19 restrictions.
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
General and administrative expense for the three months ended September 30, 2022 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses as headcount increased, as well as an increase in expenses associated with the formation of Unity China and acquisition-related expenses.

Table of Contents	Unity Software Inc.
General and administrative expense for the nine months ended September 30, 2022 decreased, compared to the comparable prior year period, primarily due to a one-time charge of $49.8 million for the termination of a future lease contract and the incremental compensation expense of $10.5 million associated with the separation of our former Chief Financial Officer recognized in the nine months ended September 30, 2021. The decrease was partially offset primarily by higher personnel-related expenses as headcount increased.
Interest Expense
Interest expense consists primarily of interest expense associated with our amortization of convertible debt issuance costs.
Interest expense for the three and nine months ended September 30, 2022 increased, compared to the comparable prior year periods, due to our debt issuance costs amortization.
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
Interest income and other expense, net, for the three and nine months ended September 30, 2022 increased, compared to the comparable prior year periods, primarily due to interest income earned and amortization of premium related to our deposit accounts, time deposits, and investments.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business. We have a valuation allowance against certain of our deferred tax assets, including net operating loss ("NOL") carryforwards and tax credits related primarily to research and development. Our overall effective income tax rate in future periods may be affected by the geographic mix of earnings in the countries in which we operate. Our future effective tax rate may also be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles in the jurisdictions in which we conduct business. See Note 10, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements.
Provision for income taxes for the three and nine months ended September 30, 2022 increased, compared to the comparable prior year periods, primarily due to the tax expense recognized as a result of a base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory research and development capitalization under the IRC Section 174. Also, for the quarter ended September 30, 2021, a tax benefit from stock-based compensation activities in the U.K. was recognized, while for the period ended September 30, 2022 we maintained a valuation allowance against the deferred tax assets in the U.K. The quarter ended September 30, 2021 also included an income tax benefit recognized in the quarter as a result of a partial release of a valuation allowance against our U.S. deferred tax assets in connection with business combinations.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with GAAP we use certain non-GAAP financial measures, as described below, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe the following non-GAAP measures are useful in evaluating our operating performance. We are presenting these non-GAAP financial measures because we believe, when taken collectively, they may be helpful to investors because they provide consistency and comparability with past financial performance. In the future, we may also exclude non-recurring expenses and other expenses that do not reflect our overall operating results.

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
Non-GAAP Gross Profit and Non-GAAP Loss from Operations
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization of acquired intangible assets expense. We define non-GAAP loss from operations as loss from operations excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, costs incurred in connection with the formation of Unity China, and acquisition-related costs.
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
•non-GAAP loss from operations excludes costs incurred in connection with the formation of Unity China;
•non-GAAP loss from operations excludes costs incurred from our acquisitions; and
•the expenses and other items that we exclude in our calculation of non-GAAP gross profit and non-GAAP loss from operations may differ from the expenses and other items, if any, that other companies may exclude from this measure or similarly titled measures, which reduces their usefulness as comparative measures.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2022	2021
GAAP gross profit	$210,978	$222,811
Add:
Stock-based compensation expense	18,097	7,780
Employer tax related to employee stock transactions	655	975
Amortization of intangible assets expense	7,713	—
Non-GAAP gross profit	$237,443	$231,566
GAAP gross margin	65%	78%
Non-GAAP gross margin	74%	81%
The year-over-year change in non-GAAP gross margin was primarily due to product mix of revenues, including a lower mix from Operate, and an increase of personnel-related costs to support Weta Digital.
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2022	2021
GAAP loss from operations	$(239,626)	$(126,750)
Add:
Stock-based compensation expense	154,479	97,317
Employer tax related to employee stock transactions	3,808	10,214
Amortization of intangible assets expense	33,419	7,144
Costs incurred in connection with the formation of Unity China	909	—
Acquisition-related costs	9,576	5,923
Non-GAAP loss from operations	$(37,435)	$(6,152)
The year-over-year change in our non-GAAP loss from operations was primarily due to the slower revenue growth, outpaced by our operating expenses, which were driven by an increase in headcount across the entire company to support investments in the business.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, costs incurred in connection with the formation of Unity China, and acquisition-related costs as well as the related tax effects of these items. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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
•they exclude the costs incurred in connection with the formation of Unity China;
•they exclude the costs incurred from our acquisitions;
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
Income Tax Effects of Non-GAAP Adjustments
We utilize a fixed annual projected tax rate in our computation of non-GAAP income tax effects to provide better consistency across interim reporting periods. In projecting this non-GAAP tax rate, we utilize a financial projection that excludes the direct impact of the non-GAAP adjustments described above, and eliminates the effects of those items which can vary in size and frequency. The projected rate considers other factors such as our current operating structure, existing tax positions in various jurisdictions, and key legislation in major jurisdictions where we operate. For the year ended December 31, 2021, the non-GAAP tax rate was (22)%. For the year ending December 31, 2022, we have determined the projected non-GAAP tax rate to be (10)%. We will periodically re-evaluate this tax rate, as necessary, for significant events, relevant tax law changes, material changes in the forecasted geographic earnings mix, and any significant acquisitions.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Three Months Ended
	September 30,
	2022	2021
GAAP net loss	$(250,021)	$(115,152)
Add:
Stock-based compensation expense	154,479	97,317
Employer tax related to employee stock transactions	3,808	10,214
Amortization of intangible assets expense	33,419	7,144
Costs incurred in connection with the formation of Unity China	909	—
Acquisition-related costs	9,576	5,923
Income tax effect of non-GAAP adjustments	7,832	(13,030)
Non-GAAP net loss	$(39,998)	$(7,584)

GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.84)	$(0.41)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	0.70	0.38
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.14)	$(0.03)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	299,062	283,714
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	299,062	283,714
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(10,370)	$(71,940)
Less:
Purchases of property and equipment	(42,344)	(27,959)
Free cash flow	$(52,714)	$(99,899)
Net cash provided by (used in) investing activities	$141,564	$(508,963)
Net cash provided by financing activities	$56,484	$53,150
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
Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.7 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are invested primarily in fixed income securities, including government and investment-grade debt securities and money market funds.
Our material cash requirements from known contractual and other obligations consists of our convertible notes, obligations under operating leases for office space, and contractual obligations for hosting services to support our business operations. On November 7, 2022, we completed the acquisition of ironSource, Ltd. (the "ironSouce Merger"). In connection with the ironSource Merger, we entered into an investment agreement with Silver Lake Alpine II, L.P., and Silver Lake Partners VI, L.P. and Sequoia Capital Fund, L.P. (the "Investors") relating to the issuance and sale to the Investors of $1.0 billion in aggregate principal amount of our 2.0% Convertible Senior Notes due 2027 (the "2027 Notes"). The closing of the issuance and sale of the 2027 Notes (the "PIPE") occurred promptly following the closing of the ironSource Merger. The proceeds from the issuance and sale of the 2027 Notes are expected to be used to partially fund the repurchase of shares of our common stock pursuant to a 24-month, $2.5 billion stock repurchase program authorized by our Board of Directors effective upon the closing of the ironSource Merger. We may repurchase shares at our discretion in the open market, pursuant to accelerated repurchase agreements and/or in accordance with Rule 10b-18 under the Exchange Act and all other applicable federal and state securities laws and regulations and in accordance with Delaware General Corporation Law. The program may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow, and market conditions.
Since our inception, we have generated losses from our operations and we expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.

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
Our changes in cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(10,370)	$(71,940)
Net cash provided by (used in) investing activities	141,564	(508,963)
Net cash provided by financing activities	56,484	53,150
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(4,185)	58
Net change in cash, cash equivalents, and restricted cash	$183,493	$(527,695)
Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was primarily due to payment in 2022 of the corporate bonus for our fiscal year ended December 31, 2021, our net loss, prepayments of software licenses, and an increase in working capital as our business grows, partially offset by the receipt of the prepayment of four years of license fees connected to the acquisition of certain assets from Weta Digital. Our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
Cash Provided by Investing Activities
During the nine months ended September 30, 2022, net cash provided by investing activities consisted of net cash provided by marketable securities offset by cash used in acquisitions, non-marketable investments, and capital expenditures.
Cash Provided by Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities consisted solely of proceeds from the issuance of common stock under our employee equity plans.
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These principles require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other assumptions that we believe are reasonable under the circumstances. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

Table of Contents	Unity Software Inc.
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
On August 8, 2022, a putative class action complaint, captioned Assad v. Botha et al, Case No. 2022-0691, was filed in the Court of Chancery against the Company and its board of directors. The complaint alleged that the directors breached their fiduciary duties by failing to disclose all material information necessary to allow stockholders to make a fully informed decision on whether to approve the issuance of new shares as a part of the Company's preliminary Form S-4 filed in connection with the Company's merger with ironSource Ltd. The plaintiff was a purported stockholder and sought to represent a class of stockholders voting in connection with the stock issuance. The complaint sought additional disclosure and an award of attorneys’ fees, among other remedies. On September 21, 2022, the complaint was withdrawn.
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
In recent years, we have significantly grown the scale of our business, both organically and through acquisitions, including the ironSource Merger. Accordingly, we have a limited history operating our business at its current scale and scope. You should not rely on our past results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets. These risks and uncertainties include challenges in accurate financial planning as a result of limited historical data relevant to the current scale and scope of our business and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.
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
You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. For example, in the second and third quarters of 2022, our growth rate declined below our target long-term growth due to a variety of factors discussed throughout the document which could continue to impact our business, including the maturation of our business. Overall growth of our revenue depends on our ability to execute on our growth strategies. In addition, recent negative macroeconomic factors, such as inflation and corresponding higher interest rates, and the strengthening of the U.S. dollar, could negatively impact our business. In addition, the softening of the advertising market could negatively impact our business. The impact of these macroeconomic trends remains uncertain, and we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition.
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
Our ability to increase our revenue will depend in part on our success in attracting new customers. Our success will depend to a substantial extent on the widespread adoption of our platform as an alternative to existing platforms, including internally developed products developed by large gaming companies. As our market matures, our platform evolves and competitors introduce free, lower cost or differentiated products that compete with our platform, and our ability to market our platform and solutions could be impaired. Similarly, our sales efforts could be adversely impacted if customers and their end users perceive that features incorporated into competitive platforms or their own technologies reduce the relevance or attractiveness of our platform. Likewise, our sales efforts could be adversely affected by the impacts by the macroeconomic climate, particularly longer sales cycles. Gaming companies that have invested significant development efforts in their own internally-generated technologies may be reluctant to replace their technologies with our platform unless they perceive our platform as offering significant incremental long-term benefits. Any decrease in user satisfaction with our platform or customer support would also harm our brand and word-of-mouth referrals, which in turn would hamper our ability to attract new customers.
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
Revenue-share based consumption from our Operate products, including monetization products, currently accounts for a majority of our Operate Solutions revenue. Our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our monetization products or if our Operate products are less effective, consumption of these products could decline. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with our Operate products (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products. We focused our resources on addressing the data quality and accuracy challenges we observed with certain monetization tools in the first quarter of 2022. Our interventions to address such challenges through the third quarter of 2022 have been effective; however, external factors, including the competitive landscape, recent negative macroeconomic conditions and reduced advertiser spend have prolonged our recovery and lead us to believe that the growth of our Operate Solutions revenue will be adversely impacted into 2023.
Additionally, revenue growth from our Operate products depends on our ability to continue to develop and offer effective features and functionality to help our customers drive value, which will require us to incur additional costs to implement. Developing and implementing these features will require us to incur additional costs.

Table of Contents	Unity Software Inc.
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
We and our customers are subject to the standard policies and terms of service of the operating system platforms on which we create, run and monetize applications and content, as well as policies and terms of service of the various application stores that make applications and content available to end users. These policies and terms of service govern the promotion, distribution, content, technical requirements, and operation generally of applications and content on such platforms and stores. Each of these platforms and stores has broad discretion to change and interpret its terms of service and policies with respect to us, our customers and other creators, and those changes may be unfavorable to us or our customers’ use of our platform. An operating system platform or application store may also change its fee structure, add fees associated with access to and use of its platform, alter how customers are able to advertise or monetize on their platform, change how the personal or other information of its users is made available to application developers on their platform, limit the use of personal information for advertising purposes or restrict how end users can share information on their platform or across other platforms.
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers offer solutions or collect, use, and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Operate Solutions as well as our resource planning and feature development planning for our software. Actions by operating system platform providers or application stores such as Apple or Google may affect the manner in which we or our customers offer solutions or collect, use, and share data from end-user devices. For example, Apple has recently implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. The long-term impact of these and other privacy, platform, and regulatory changes remains uncertain. In addition, if customers have applications removed from these third-party platforms because of a change in platform guidelines that impact our code or practices, we could be exposed to legal risk and lose customers. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.

Table of Contents	Unity Software Inc.
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
The growth and expansion of our business places a continuous significant strain on our management, operational and financial resources. As usage of our platform grows, we will need to devote additional resources to improving its capabilities, features and functionality. In addition, we will need to appropriately scale our internal business, IT, and financial, operating and administrative systems to serve our growing customer base, and continue to manage headcount, capital and operating and reporting processes, and integrate them with ironSource's, in an efficient manner. Any failure of or delay in these efforts could result in impaired performance and reduced customer satisfaction, resulting in decreased sales to new customers or lower dollar-based net expansion rates, which would hurt our revenue growth and our reputation. Further, any failure in optimizing the costs associated with our third-party cloud services as we scale could negatively impact our gross margins. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.

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
In addition, end users may view games as a discretionary purchase. Although in periods of economic downturn time spent on gaming typically increases, if we experience a prolonged economic downturn, end users may reduce their discretionary spending on games and our customers, in turn, may not renew their subscriptions or may otherwise reduce their usage of our platform, which would adversely impact our revenue and financial condition. Economic conditions that negatively impact discretionary consumer spending, including inflation, slower growth, unemployment levels, tax rates, interest rates, energy prices, declining consumer confidence, recession and other macroeconomic conditions, including those resulting from the COVID-19 pandemic and from geopolitical issues and uncertainty, could have a material adverse impact on our business and results of operations.

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
We have in the past sought and may in the future seek to acquire or invest in businesses, joint ventures, platform, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Although the significant majority of our revenue growth has been organic, we have completed more than 15 acquisitions since the beginning of 2019, including Parsec, Weta Digital, and ironSource, to further our goal of providing a complete set of solutions for all creator needs. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, data, platform, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us or face cultural challenges integrating with our company, or if their software or technology is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. In addition, we have invested and may in the future invest in private companies and may not realize a return on our investments.
We could also face risks related to liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities, and litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties, and our efforts to limit such liabilities could be unsuccessful. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions have historically and in the future could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses, or the impairment of goodwill, any of which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.
The acquisition of certain of Weta Digital's assets or the merger with ironSource Ltd. may cause a disruption in our business.
The acquisition of certain of Weta Digital's assets (the "Weta Digital Acquisition") and the merger with ironSource (the "ironSource Merger") could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. The integration of certain of Weta Digital's assets and of ironSource may place a significant burden on our management and internal resources. The diversion of management’s attention, particularly in our Create Solutions with respect to the Weta Digital Acquisition, and Operate Solutions, with respect to the ironSource merger, away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
We have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Weta Digital Acquisition and the ironSource Merger. We may also incur unanticipated costs in the integration of certain of Weta Digital's assets and of ironSource with our business. The substantial majority of these costs will be non-recurring expenses relating to the Weta Digital Acquisition and the ironSource Merger. We have been subject to litigation related to the ironSource Merger and could become subject to further litigation related to it or any other acquisition, which could result in significant costs and expenses.

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
In addition, we will be required to devote significant attention and resources to the integration and operation of the combined company, and we will be required to devote significant attention and resources to successfully align the business practices and operations of Unity and ironSource. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the ironSource Merger.
The 2027 Notes issued pursuant to the PIPE and the issuance of shares of our common stock upon conversion of the 2027 Notes, if any, may impact our financial results, result in dilution to our stockholders, create downward pressure on the price of our common stock, and restrict the combined company's ability to raise additional capital.
In connection with the ironSource Merger, we entered into the Investment Agreement relating to the issuance and sale to the investors of $1.0 billion in aggregate principal amount of our 2.0% Convertible Senior Notes due 2027, which closed on November 8, 2022. The 2027 Notes bear interest at a rate of 2.0% per annum and interest on the 2027 Notes is payable semi-annually in arrears. The 2027 Notes mature five years from the date of issuance, subject to earlier conversion or repurchase. Until the trading day prior to the maturity date of the 2027 Notes, a holder of the 2027 Notes has the right, at such holder’s option, to convert its 2027 Notes into cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 20.4526 shares of our common stock per $1,000 principal amount of the 2027 Notes (which is equal to an initial conversion price of approximately $48.89 per share), subject to customary anti-dilution and other adjustments, including in connection with any make-whole adjustment as a result of certain extraordinary transactions.
The proceeds from the PIPE are expected to be used to partially fund our previously announced stock repurchase program. Our indebtedness will substantially increase due to the issuance of the 2027 Notes. Further, we expect the share repurchases to be accretive to our earnings per share, the issuance of shares of Unity common stock upon conversion of the 2027 Notes, if any, could adversely affect the combined company’s earnings per share. If shares of our common stock are issued to the holders of the 2027 Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale, or potential sale, of shares issuable upon conversion of the 2027 Notes could also encourage short sales by third parties, creating additional downward pressure on our share price.
Our share repurchase program, while intended to help offset dilution from the ironSource Merger, may not achieve such goal and the amount of such repurchases may be impacted by new legislation.
The proceeds from the PIPE are expected to be used to partially fund the repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase

Table of Contents	Unity Software Inc.
program, with the objective to offset potential dilution to ours stockholders as a result of the issuance of the ironSource Merger consideration. However, we are not obligated to repurchase any shares of our common stock and there is no assurance that we will do so on the timeline intended.
While we expect the potential share repurchases to be accretive to our earnings per share, there may be factors that will reduce the expected anti-dilutive effects of the potential repurchases. Although the 2027 Notes were priced at a premium to the market price of our common stock at the time of signing, and we intend to repurchase the shares at prices lower than the conversion price of the 2027 Notes, we can't provide any assurance that our stock price will not fluctuate significantly prior to any share repurchases, including as a result of downward pressure on the price of our common stock caused by the conversion of the 2027 Notes, as discussed above. As a result, if we are unable to repurchase shares of our common stock at a price that is lower than the conversion price of the 2027 Notes, any anti-dilutive effect of such repurchases may be less than expected and dilution resulting from the issuance of merger consideration may be more than expected.
In addition, to the extent any repurchases are made on or after January 1, 2023, such repurchases will be subject to the 1% Share Repurchase Excise Tax enacted by the IRA, which may be offset by shares newly issued during that fiscal year (the "Share Repurchase Excise Tax"). We have and will continue to take the Share Repurchase Excise Tax into account with respect to our decisions to repurchase shares, but there can be no assurance that such tax will not reduce the number of shares we are able to or ultimately decide to repurchase.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.
The estimates of market opportunity and forecasts of market growth we have made and may make in the future may prove to be inaccurate. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that affect the calculation of our market opportunity are also subject to change over time. Estimating market opportunity and forecasting market growth is especially challenging in light of recent macroeconomic negative macroeconomic factors, such as inflation and corresponding higher interest rates, the strengthening of the U.S. dollar and the softening of the advertising market. The impact of these macroeconomic trends remains uncertain, and we cannot reasonably estimate its impact on our market opportunity.
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

Table of Contents	Unity Software Inc.
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
Our business and operations have been and could continue to be adversely affected by health epidemics, including the current COVID-19 pandemic, impacting the markets and communities in which we, our partners and customers operate. The COVID-19 pandemic has caused and continues to cause significant business and financial markets disruption worldwide and there is significant uncertainty around the duration of this disruption on both a nationwide and global level, as well as the ongoing effects on our business.
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
The global impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business, operations or the global economy as a whole. The return of more in-person activities has resulted and may continue to result in an increase in our expenses and could result in a range of impacts to our customers, which could negatively impact our business. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. While the COVID-19 pandemic may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Table of Contents	Unity Software Inc.
Our current operations are and will continue to be global in scope, creating a variety of operational challenges.
We currently have operations and customers across all major global markets. We also have a sales presence in multiple countries. We are continuing to adapt to and develop strategies to address global markets, but we cannot assure you that such efforts will be successful. For example, we anticipate that we will need to establish relationships with new partners in order to grow in certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. As of September 30, 2022, approximately 30% of our full-time employees were located within the U.S. We expect that our global activities will continue to grow for the foreseeable future as we continue to pursue growth opportunities, which will require significant dedication of management attention and financial resources.
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

Table of Contents	Unity Software Inc.
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
We offer our solutions to customers globally and have operations in Australia, Denmark, Belgium, Canada, China, Colombia, Finland, France, Germany, Ireland, Israel, Japan, Lithuania, Portugal, Singapore, South Korea, Spain, Sweden, Switzerland, the United Arab Emirates, and the U.K. Although the majority of our cash generated from revenue is denominated in U.S. dollars, revenue generated and expenses incurred by our subsidiaries outside of the U.S. are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements have been and will continue to be subject to fluctuations due to changes in exchange rates as the financial results of our non-U.S. subsidiaries are translated from local currencies into U.S. dollars. In particular, the strengthening of the U.S. dollar, could continue to negatively impact our business. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. To date, we have not engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results have been and could continue to be adversely affected by such fluctuations.

Table of Contents	Unity Software Inc.
Our global operations may subject us to potential adverse tax consequences.
We are expanding our global operations to better support our growth in global markets. Our corporate structure and associated transfer pricing policies contemplate future growth in global markets, and consider the functions, risks and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions depends on, among other factors, the application of the tax laws of the various jurisdictions, including the U.S., to our global business activities, changes in tax rates, new or revised interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. New or revised tax laws may also impact the amount of taxes we pay in different jurisdictions, such as Pillar One and Pillar Two being considered by the Organisation of Economic Co-Operation and Development, which would fundamentally change long-standing transfer pricing principles of taxation. The U.S. also recently enacted, on August 16, 2022, the IRA, which includes a corporate minimum tax and a 1% excise tax on stock repurchases. The U.S. also continues to consider other tax reform measures that could impact the amount of taxes that we pay. In addition, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
We have funded our operations since inception primarily with sales of our convertible preferred stock, common stock and convertible notes and with and cash generated from sales of our Create Solutions and Operate Solutions and from our strategic partnerships. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. In particular, the current COVID-19 pandemic and other macroeconomic trends like inflation and supply chain issues have caused and may continue to cause disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt, equity, or other securities. As a result, our stockholders bear the risk of future issuances of debt, equity, or other securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.

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
It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer base grows and our platform becomes more complex. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platform, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, significant cost of remedying these problems and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations, as well as our reputation, may be adversely affected. For example, due to heightened concerns about the regulatory environment with respect to privacy and security matters, our customers are increasingly requesting audit certifications, such as SOC 2, Type II, that we have not yet achieved with respect to some of our products. Failure to achieve these certifications may adversely impact our ability to grow our business at the pace that may be expected by our investors. Additionally, material interruptions to our service due to security-related incidents may expose us to regulatory fines in certain jurisdictions where we operate even in the absence of data loss.
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
The security measures we take to protect this information may be breached as a result of cyber-attacks, computer malware, software bugs and vulnerabilities, malicious code, viruses, social engineering (including spear phishing and ransomware attacks), denial-of-service attacks (such as credential stuffing attacks), supply chain attacks and vulnerabilities through our third party vendors, hacking and other efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Such incidents have become more prevalent in our industry in recent years. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely. Additionally, our remote workforce poses increased risks to our IT assets and data. Future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired IT infrastructure.
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
We are currently, and may continue to be in the future, subject to intellectual property disputes, and may become subject to liability as a result of these disputes. Our success depends, in part, on our ability to develop and commercialize our solutions without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our technologies, products, services or platform will not be found to infringe, misappropriate or otherwise violate the intellectual property rights of third parties. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. We have a number of issued patents. We have filed a number of additional U.S. and foreign patent applications but they may not issue. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our solutions or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. Although we carry general liability insurance and patent infringement insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. For example, the European Union's General Data Protection Regulation 2016/679 ("GDPR") applies to the European Economic Area ("EEA") and, in substantially equivalent form, to U.K. establishments and UK-focused processing operations ("UK GDPR"). European data protection laws, including the European Union's GDPR, UK GDPR, and others, impose significant and complex burdens on processing personal information and provide for robust regulatory enforcement and significant penalties for noncompliance. For example, companies that violate the GDPR can face private litigation, bans on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence ("AI") that, if adopted, could impose onerous obligations related to the use of AI-related systems which could impact our business.
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
Globally, certain jurisdictions have enacted laws that may require data localization and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe remains unstable despite an agreement-in-principle between the U.S. and Europe, and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency. For example, the GDPR and other European data protection laws also generally prohibit the transfer of personal information to countries outside the EEA, such as the U.S., which are not considered by the European Commission to provide an adequate level of data protection. In addition, Swiss and U.K. law contain similar data transfer restrictions as the GDPR. The European Commission recently released guidance on Standard Contractual Clauses, a mechanism to transfer data outside of the EEA, which imposes additional obligations to carry out cross-border data transfers. Although there are currently valid mechanisms available to transfer data from these jurisdictions, there remains some uncertainty regarding the future of these cross-border data transfers. Countries outside of Europe have enacted or are considering similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, penalties, and data processing restrictions or bans, and reduce demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.
Additionally, in 2021, China's Personal Information Protection Law ("PIPL") and data Security Law were adopted and came into effect. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China. The Data Security Law implements a regulatory framework governing a broader range of data, beyond personal information. Numerous aspects of both laws remain uncertain and the impact they will have on businesses remains uncertain. Similarly, in Canada, the Personal Information Protection and Electronic Documents Act ("PIPEDA") and various related provincial laws, as well as Canada’s Anti-Spam Legislation ("CASL"), may apply to our operations. We also have operations in Japan, Singapore, and South Korea, and may be subject to new and emerging data privacy regimes in Asia, including Japan's Act on the Protection of Personal Information, Singapore’s Personal Data Protection Act, and South Korea's Personal Information Protection Act.
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws.
States have begun to introduce more comprehensive privacy legislation. For example, California enacted the California Consumer Privacy Act ("CCPA") which took effect on January 1, 2020 and imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s collection, use, and sharing of personal information, new operational practices, and requirements to respond to requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). Additionally, it is anticipated that privacy requirements under California law will become more restrictive under the newly adopted California Privacy Rights Act ("CPRA"), which is set to become effective in January 2023, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Other states are considering or have also enacted privacy and data security laws. For example, Virginia. Utah, Colorado, and Connecticut have similarly enacted comprehensive privacy and data security laws, all of which differ from the CCPA and CPRA and become effective in 2023.

Table of Contents	Unity Software Inc.
There is also increasing focus at the state and federal level on use of sensitive categories of data that we may be deemed to collect from time to time. For example, several states and localities have enacted statutes banning or restricting the collection of biometric information and have enacted measures related to the use of artificial intelligence and machine learning in products and services. Some of our products employ technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to these biometric privacy laws. Although we have endeavored to comply with these laws, the collection of biometric information has increasingly been subject to litigation.
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
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children's Online Privacy Protection Act ("COPPA"), has increased and that trend is expected to continue under the new generation of privacy and data security laws, such as the GDPR, CCPA, and CPRA. For example, the U.K.’s Information Commissioner’s Office enacted the Age Appropriate Design Code ("Children’s Code"), which imposes various obligations relating to the processing of children's data. Additionally, in September 2022, the California Governor signed into law the California Age-Appropriate Design Code Act, which takes effect July 1, 2024, which is intended to protect the wellbeing, data, and privacy of children using online platforms. European regulators are expected to introduce guidance for age appropriate design across all countries implementing the GDPR as well. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy and data security laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the CPRA, or other laws relating to children's privacy.

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

Table of Contents	Unity Software Inc.
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
Further, some countries may block data transfers as a result of businesses collecting data within a country’s borders as part of broader privacy-related concerns, which could affect our business. For example, the Indian government blocked the distribution of several applications of Chinese origin in the interest of sovereignty and integrity of India, defense of India, and security of the Indian state. In undertaking this action, the Indian government partially blocked some of Unity’s services. We contacted the government requesting more information and to explain our business operations, including the accurate location of data processing, and they have unblocked our services. If other countries block our data transfers or services or take similar action against us, our customers, our services, and our business could be harmed.
Adverse changes in the geopolitical relationship between the U.S. and China or changes in China's economic and regulatory landscape could have an adverse effect on business conditions.
Because our continued business operations in China, including our joint venture in China, constitute a significant part of our current and future revenue growth plans, adverse changes in economic and political policies relating to China could have an adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, U.S. export control regulations relating to China have created restrictions with respect to the sale of our products to various Chinese customers and further changes to regulations could result in additional restrictions. Additionally, proposed restrictions in the U.S. on outbound investment may impair our ability to support our subsidiaries in China, including our majority owned joint venture. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China.

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
Risks Related to our 2026 Convertible Notes
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
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

Table of Contents	Unity Software Inc.
The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled under indenture governing the 2026 Notes to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of September 30, 2022, the 2026 Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We grant and expect to continue granting equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through the sale and issuance of equity securities or convertible securities in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. For example, the consideration for the ironSource Merger was shares of our common stock. The number of shares of common stock issued in the ironSource Merger is based on the conversion of each outstanding ironSource ordinary share into the right to receive 0.1089 of a share of our common stock, subject to applicable withholding tax and rounded to the nearest whole share for any fractional shares of our common stock resulting from the calculation. At closing of the merger, on a fully diluted basis, current Unity stockholders owned approximately 73.5% of the outstanding shares of Unity common stock and former ironSource shareholders owned approximately 26.5% of the outstanding shares of Unity common stock.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Based on the market value of our common stock held by non-affiliates as of June 30, 2021, we are no longer an emerging growth company as of December 31, 2021. As such, our independent registered public accounting firm is required to issue an attestation report on management's assessment of our internal control over financial reporting and we must adopt certain additional accounting standards. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and have compiled the system and process documentation necessary to perform the evaluation needed to comply with Section 404. However, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including in connection with the ironSource Merger. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

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
The growth and expansion of our business places a continuous, significant strain on our operational and financial resources, including as a result of the ironSource Merger. Further growth of our operations to support our customer base, our IT systems and our internal controls and procedures may not be adequate to support our operations. For example, we are still in the process of implementing IT and accounting systems to help manage critical functions such as billing and financial forecasts. As we continue to grow, we may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system access and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the growth of our business or otherwise, may result in our inability to accurately forecast our revenue and expenses, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud.
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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 13, 2022, by and among the Registrant, Ursa Aroma Merger Subsidiary LTD and ironSource Ltd.	8-K	001-39497	2,1	July 15, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-248255	3.4	September 9, 2020
10.1	Form of Voting Agreement, dated as of July 13, 2022, by and among Unity and certain shareholders of ironSource party thereto (included in Exhibit 2.1 hereto)	8-K	001-39497	10.1	July 15, 2022
10.2	Investment Agreement, dated as of July 13, 2022, between Unity, the Silver Lake Alpine II, L.P., and Silver Lake Partners VI, L.P. and Sequoia Capital Fund, L.P.	8-K	001-39497	10.3	July 15, 2022

10.3*	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.
The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Table of Contents	Unity Software Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY SOFTWARE INC.

Date: November 9, 2022	By:	/s/ Luis Visoso
Luis Visoso
Senior Vice President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)