Form 10-K
period 2022-12-31
Unity Software Inc.
filed 2023-02-27
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 (the last business day of the registrant's second fiscal quarter), as reported by the New York Stock Exchange on that date, was approximately $10.6 billion.
As of February 15, 2023, there were 374,762,266 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

UNITY SOFTWARE INC.
FORM 10‑K
For the Year Ended December 31, 2022

iii

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. All statements other than statements of historical fact, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as "aim," "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "toward," "will," "would," or the negative of these words or other similar terms or expressions.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10‑K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. Readers are cautioned that these forward‑looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified and discussed in greater detail below, under "Part I, Item 1A. Risk Factors." The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10‑K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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
Additional Information
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to "we," "us," "our," "our company," "Unity," and "Unity Technologies" refer to Unity Software Inc. and its consolidated subsidiaries. The Unity design logos, "Unity" and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Unity Software Inc. or its affiliates.
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
iv

RISK FACTORS SUMMARY
Investing in our common stock involves numerous risks, including the risks described in "Part I, Item 1A. Risk Factors" of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•We have a history of losses and may not achieve or sustain profitability in the future.
•The impact of macroeconomic conditions, such as inflation and actions taken by central banks to counter inflation, and potential economic recession, on our business, as well as our customers, prospects, partners, and service providers.
•We have a limited history operating our business at its current scale, including with ironSource, and as a result, our past results may not be indicative of future operating performance.
•If we are unable to retain our existing customers–including ironSource customers–and expand their use of our platform, or attract new customers, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
•Operating system platform providers or application stores may change terms of service, policies or technical requirements applicable to us or our customers, which could adversely impact our business.
•If we are unable to further expand into new industries, or if our solutions for any new industry fail to achieve market acceptance, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
•Our business relies in part on strategic relationships. If we are unable to maintain favorable terms and conditions and business relations with respect to our strategic relationships, our business could be harmed.
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
v

Table of Contents	Unity Software Inc.
PART I
Item 1. Business
General
Unity is the world’s leading platform to provide real-time 3D ("RT3D") development tools and services for creating and growing interactive, 2D, 3D, augmented and virtual reality experiences across all major platforms and device endpoints. Our platform is used by creators of all types - such as developers, artists, and designers to build content for various industries, including gaming, film, retail, automotive, architecture, engineering, and construction.
Unity was originally founded as Over the Edge Entertainment in Denmark in 2004. In 2009, we reorganized as a Delaware corporation and changed our name to Unity Software Inc. Our principal corporate offices are located in San Francisco, California. We completed our initial public offering in September 2020 and our common stock is listed on the New York Stock Exchange under the symbol “U”. In November 2022, we completed the transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated July 13, 2022, by and among Unity Software Inc., Ursa Aroma Merger Subsidiary Ltd., a company organized under the laws of the State of Israel and a direct wholly owned subsidiary of Unity, and ironSource Ltd., a company organized under the laws of the State of Israel ("ironSource", and such transactions, the "ironSource Merger").
Following the ironSource Merger, we now focus on two complementary and interconnected solutions: Create Solutions and Grow Solutions, which includes ironSource. See Item 7 of Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the changes to how we present revenue results following the ironSource Merger and Item 8 of Part II, "Financial Statements and Supplementary Data" – Note 5 – Acquisitions, for a further discussion of the acquisition of ironSource.
Create Solutions
Our Create Solutions are a robust set of tools for the development of high-definition, real-time 2D and 3D content. Designed with creators in mind, the tools are used by artists, designers, and developers across a range of industries ranging from games to aerospace, film to retail, medical to manufacturing, and beyond. Create Solutions includes our custom scripting tools and a high-definition render pipeline; graphics, animation, and audio tools; navigation, networking, user interface tools and more. Delivered as a modular application architecture, creators can leverage our products and extensibility to easily edit, run, and iterate interactive RT3D and 2D experiences that can be created once and deployed to a variety of platforms.
Grow Solutions
Our Grow Solutions offer customers the ability to grow and engage their user base and monetize their content—from 2D puzzle games to multiplayer, multi-platform games, or other 3D interactive content—irrespective of whether the content was created in Unity. Many of our customers create games and applications with the purpose of building a profitable business. This requires both the acquisition of end-users at a reasonable cost and the monetization of these end-users as they engage over time with the content. We help our customers grow their businesses in the mobile app ecosystem, from pre-launch testing to user acquisition, growth and retention. We do so by offering a mediation platform, which enables mobile app developers to monetize their apps through a variety of ad formats and maximize their ad revenue by leveraging multiple ad networks. In addition, we offer robust cross-channel marketing solutions, which enable developers to scale their user base by promoting their apps on our own and external ad networks, mobile devices, and on social media and search channels such as Apple Search Ads. Finally, we offer analytics and optimization tools designed to enable developers to grow their profitability sustainably over the long term. Following the ironSource Merger, ironSource forms part of our Grow Solutions (which we generally referred to prior to the acquisition as Operate Solutions).

Table of Contents	Unity Software Inc.
Our Customers and Creator Community
Our globally diverse customers range from the largest enterprises to mid-market companies, to government and non-profit institutions, to mid-sized, small, and independent businesses and individuals across a variety of industries.
We have a very large, active, and highly engaged global community of RT3D creators. The scale of our creator community provides us with a significant competitive advantage, and by incentivizing third-party platforms to strategically partner and integrate with us, we are able to further expand our community. Third-party platforms partner with Unity to make it easy for our creators to deploy content onto their platforms. These partnerships help us to maximize audience-reach for our customers and retain our platform’s position as the leading hub for RT3D content creation.
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
•Grow Solutions: We operate in a fragmented ecosystem composed of privately held companies up to select divisions of large, well-established companies. The large companies in our ecosystem may play multiple different roles given the breadth of their business. Examples of these large companies are Amazon, Facebook, Google, Microsoft, and Tencent. Most of these companies are also our partners and customers. Examples of other companies we compete against include AppLovin, Voodoo, and Digital Turbine.
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
•ease of use of products; and
•ability to expand to adjacent industries.
We believe we compete favorably with respect to these factors. Refer to "Item 1A. Risk Factors" for a discussion of risks related to competition.

Table of Contents	Unity Software Inc.
Privacy and Data Security
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
The privacy of developers and application users and the protection of the data in our ecosystem are important to our continued growth and success. We conduct privacy impact assessments and data protection impact assessments, conduct product and feature reviews, maintain records of data processing, and provide support for privacy and data security-related requests. We maintain a dedicated privacy team that leads a group of employees, federated throughout the organization, who serve in roles responsible for data governance and management within product groups and functional areas. Our privacy team reports progress on the program and its functions quarterly to a team of executives charged with data governance oversight, and conducts regular privacy-related training. Additionally, our Data Protection Officer periodically updates the audit committee of our board of directors on changes in laws and Unity’s compliance activities.
We are committed to complying, and helping our customers comply, with privacy and data security laws globally. We monitor guidance from industry and regulatory bodies, meet with regulators and update our product features and contractual commitments when necessary to meet new or evolving privacy legal requirements. We maintain a privacy policy that describes how Unity collects, uses, and discloses information, and what choices organizations and users have.
Because our business involves the collection, use, storage, and transmission of personal information, we are subject to numerous federal, state, local, and foreign laws, regulations, and other obligations relating to privacy and data security. Countries around the world have adopted or are proposing similar laws and regulations relating to privacy and data security, and we may become subject to them as we expand our operations into new geographic markets. Refer to "Item 1A. Risk Factors" for a discussion of risks related to privacy and data security.
Intellectual Property
We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other legal and contractual rights to establish and protect our proprietary rights. Refer to "Item 1A. Risk Factors" for a discussion of risks related to our intellectual property.
As of December 31, 2022, we had 193 issued utility patents in the United States that expire between 2031 and 2041, 41 issued utility patents in non-U.S. jurisdictions, and 286 utility patent applications (including 15 provisional applications and 76 active PCT applications) pending in the United States and globally. As of such date, we also had 29 registered design patents in non-U.S. jurisdictions and 13 active design patent applications, four of which are in the United States. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole.
We also have trademark rights in our name and other brand indicia and have trademark registrations for select marks in the United States and other jurisdictions around the world, and registered domain names for websites that we use in our business. We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.

Table of Contents	Unity Software Inc.
Human Capital Management
As of December 31, 2022, we had a total of 7,703 full-time employees, across 64 offices and in 21 countries. We also engage contractors and consultants. We had 3,753 employees in technical roles, which accounted for approximately 59% of our total headcount. In addition, our geographic diversification enhances our ability to retain and attract talent, and as of December 31, 2022, approximately 73% of our full-time employees were located outside of the United States.
We believe that the strength of our culture is fueled by our commitment to our values, inclusion, and social impact, making Unity an attractive place for top talent to work and grow.
Our Values and Commitment to Inclusion
The Unity values capture what we represent and form the foundation of our company culture. They have a material impact on how we do our jobs and how we treat each other every day. They also guide us in making the right decisions for our customers, partners and creators. Our values are: Users First, Best Ideas Win, In It Together, and Go Bold.
We live out these values through our global framework for Inclusion, which centers on three principles: Empathy, Respect, and Opportunity. Empathy fuels connection, respect builds trust, and opportunity empowers employees. These principles cascade throughout our company and encourage us all to meet each other where we are and celebrate our differences. We invest in our culture in many ways, including a Unity Leadership Program run by senior leaders, frequent Town Hall meetings, executive roundtables, manager and employee development opportunities, and a global Workplace Experience team dedicated to curating local cultural events. Unity's benefit offerings are designed to meet the varied and evolving needs of a diverse workforce.
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. Refer to "Item 1A. Risk Factors" for a discussion of these potential impacts.
Available Information
Our investor relations website is https://investors.unity.com/ and we encourage investors to use it as a way of easily finding information about us. Copies of our reports on Forms 10-K, Forms 10-Q, and Forms 8-K, may be obtained, free of charge, electronically on this website as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC.

Table of Contents	Unity Software Inc.
Item 1A. Risk Factors
Risks Related to Our Business, Operations, and Industry
We have a history of losses and may not achieve or sustain profitability in the future.
We have experienced significant net losses on a GAAP basis in each period since inception. In addition, our revenue growth rate has varied and has in certain quarters declined and could vary and decline in the future, particularly in a difficult macroeconomic climate. We are not certain whether we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in the long term on a GAAP basis, which could negatively affect our future results of operations. In particular, we intend to continue to make significant investments to achieve profitability in such areas as:
•research and development, including investments in our engineering teams and in further differentiating our platform and solutions with improvements to our Create and Grow Solutions, as well as the development of new products and features;
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
•acquisitions or strategic investments;
•global expansion; and
•our general and administration organization, including legal, IT, and accounting expenses associated with ongoing a public company compliance and reporting obligations.
Our efforts to achieve profitability may be costlier than we expect and may not be effective. Even if such investments increase our revenue, any such increase may not be enough to offset increased operating expenses even with cost-cutting efforts, such as layoffs, which may not be effective.
We have a limited history operating our business at its current scale, including with ironSource, and as a result, our past results may not be indicative of future operating performance.
In recent years, we have significantly grown the scale of our business, both organically and through acquisitions, including the ironSource Merger. Accordingly, we have a limited history operating our business at its current scale and scope. You should not rely on our past results of operations as indicators of future performance.
Overall growth of our revenue is difficult to predict and depends in part on our ability to execute on our integration of ironSource and other growth strategies. For example, in the second and third quarters of 2022, our growth rate declined below our target long-term growth due to a variety of factors which could continue to impact our business, including the maturation of our business. In addition, recent negative macroeconomic factors, such as inflation and corresponding higher interest rates, and the strengthening of the U.S. dollar, have and may continue to negatively impact our business, as could the softening of the advertising market.
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

Table of Contents	Unity Software Inc.
If we are not able to grow efficiently and manage our costs, we may not achieve profitability on a GAAP basis.
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
While growing our business necessarily requires increased costs in some parts of our business, we are also focusing on cost reduction efforts where possible. However, our cost reduction efforts may not be effective or sufficient to offset our increased expenses, and may themselves have adverse impacts, such as loss of continuity or accumulated knowledge, inefficiency during transitional periods, distraction, and potential challenges operating our business with fewer resources. Any failure of our cost reduction efforts could harm our business, financial condition and results of operations.
If our revenue growth does not meet our expectations in future periods and if we are unable to allocate our resources in a manner that results in sustainable revenue growth, while also managing our overall costs, we may not achieve or maintain profitability.
We may fail to realize all of the anticipated benefits of the ironSource Merger, or those benefits may take longer to realize than expected.
We believe that there are significant benefits and synergies that may be realized through leveraging the products, scale and combined enterprise customer bases of Unity and ironSource. However, the efforts to realize these benefits and synergies is a complex process and may disrupt our existing operations if not implemented in a timely and efficient manner. The full benefits of the ironSource Merger, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. In addition, we may incur additional or unexpected costs in order to realize these revenue synergies. Failure to achieve the anticipated benefits of the ironSource Merger could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the ironSource Merger and negatively impact our stock price.
Our success will depend, in part, on our ability to manage our expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of ironSource into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners.
In addition, we are devoting significant attention and resources to the integration and operation of the combined company, and to successfully aligning the business practices and operations of Unity and ironSource. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the ironSource Merger.

Table of Contents	Unity Software Inc.
Acquisitions, mergers, strategic investments, partnerships, and alliances could be difficult to identify, integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business.
We have in the past acquired or invested and may in the future seek to acquire or invest in businesses, joint ventures, platforms, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We have grown our revenue organically and through acquisitions including Parsec, Weta Digital, and ironSource. Our acquisitions and mergers have placed and will continue to place added burden on our management and internal resources, and the diversion of management's attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results. We may encounter difficulties assimilating or integrating any acquired companies or assets, particularly if the key personnel of an acquired company choose not to work for us, face cultural challenges, if their software or technology is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business. In addition, we have invested and may in the future invest in private companies and may not realize a return on our investments.
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
These and any future transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions have historically resulted and in the future could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses, or the impairment of goodwill, any of which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities and our efforts to limit such liabilities could be unsuccessful.
If we are unable to retain our existing customers–including ironSource customers–and expand their use of our platform, or attract new customers, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
Our future success depends on our ability to retain our existing customers, expand their use of our platform and attract new customers. Our targeted marketing efforts may not be successful despite the resources we devote to them.

Table of Contents	Unity Software Inc.
We derive a significant portion of our revenue from our Grow Solutions, and such revenue is primarily generated under a revenue-share or profit-share model. Under such models, our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our monetization products or if our Grow products are less effective, consumption of these products could decline. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with our Grow products (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products. We focused our resources on addressing the data quality and accuracy challenges we observed with certain monetization tools in the first quarter of 2022. Our interventions to address such challenges through the fourth quarter of 2022 have been effective; however, external factors, including the competitive landscape, recent negative macroeconomic conditions, longer sales cycles, and reduced advertiser spend have prolonged our recovery and lead us to believe that the growth of our Grow Solutions revenue will be adversely impacted into 2023. We must continually add new features and functionality to our Grow Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Grow Solutions, our business and results of operations would be adversely affected. In addition, if we fail to attract or retain existing ironSource customers into our Grow Solutions, our business could be harmed.
Our Grow Solutions is also dependent upon the continued proliferation of mobile connected devices, such as smartphones and tablets, which can connect to the Internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons beyond our control. If user adoption of mobile connected devices or user consumption of content on those devices do not continue to grow, our business could be harmed.
Create Solutions customers have no obligation to renew their subscriptions, which are primarily one to three years in length, after they expire, and have no obligation to continue using our Grow Solutions, which are primarily sold under revenue-share or profit-share-based models. Even if one or several studios within a customer adopts our Create or Grow Solutions, other studios within that customer may choose to adopt different solutions or to continue to employ internally-developed solutions.
Our customers rely on us to attract a broad range of advertisers to our platform to generate demand for their impressions through our Unified Auction. If we are unable to also serve the needs of advertisers, they may reduce their consumption of our solutions and, because the advertising market is highly competitive, they may shift their business to other advertising solutions which could adversely affect our revenue. All of our products are also subject to factors and events beyond our control. For example, macroeconomic factors like labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for advertisers, and these factors are currently decreasing, and may in the future decrease or halt, advertiser spending.
For us to maintain or improve our results of operations, it is important that our Create Solutions customers renew and expand their subscriptions with us and that our Grow Solutions customers continue using and expanding their use of our products. We invest in targeted sales and account-based marketing efforts to identify opportunities to grow use of our solutions within and across multiple studios within a single customer. However, our efforts may not be successful despite the resources we devote to them. Even if one or several studios within a customer adopts our Create or Grow Solutions, other studios within that customer may choose to adopt different solutions or to continue to employ internally-developed solutions.
It is also important for us to cross-sell more Create Solutions to our Grow Solutions customers, as well as Grow Solutions to our Create Solutions customers. While we believe there are significant cross-selling opportunities between our Create and Grow Solutions, and that our Create and Grow Solutions work together synergistically, we have only recently focused our sales efforts on targeting cross-selling opportunities, and we cannot be sure that our efforts will be successful.

Table of Contents	Unity Software Inc.
The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
The markets in which we operate are highly competitive. Specifically, we have faced and may continue to face competition as a result of:
•the internal development of alternative solutions by a significant number of companies, including other gaming companies;
•lower prices or free solutions offered by our competitors, some of whom may offer more favorable payment terms to publishers;
•mergers, acquisitions and other strategic relationships amongst our competitors which may allow them to provide more comprehensive offerings or achieve greater economies of scale than us, and may introduce new competitors in our markets;
•intense competition within the gaming market which may impact our company and a significant number of our customers, who also operate in the gaming market;
•the introduction of alternative solutions by larger, more experienced companies that offer 2D and 3D design products in the industries in which we may expand into; and
•rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences.
Our competitors may have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater financial and operational resources than we do. We cannot assure you that we will not be forced to engage in price-cutting or revenue limiting initiatives, change payment terms or increase our advertising and other expenses to attract and retain customers in response to competitive pressures.
For all of these reasons, we may not be able to compete successfully against our current or future competitors, which could result in the failure of our platform to continue to achieve or maintain market acceptance, which would harm our business, financial condition, and results of operations.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that affect the calculation of our market opportunity are also subject to change over time.
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
Our expectations regarding potential future market opportunities that we may be able to address are subject to even greater uncertainty. For example, our expectations regarding future market opportunities in gaming depend, among other things, on the extent to which we are able to develop new products and features that expand the applicability of our platform. In addition, our expectations regarding future market opportunities represented by augmented reality and virtual reality applications are subject to uncertainties relating from the fact that such applications are at relatively early stages of development and may not grow at the rates we expect. The extent to which engineers, technicians or other potential users of our products in industries outside gaming are representative of other future market opportunities will depend on those industries having use cases that can be served by RT3D content. Our ability to address those opportunities will depend on our developing products that are responsive to those use cases. In addition, there is significant uncertainty with respect to our estimate of the amount by which the acquisition of Weta Digital or the ironSource Merger will increase our total market opportunity, which is based on internal models and assumptions. For example, with respect to Weta Digital, our model assumes that there is a significant market opportunity among consumers as well as professional artists for digital visual effects solutions.
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
Operating system platform providers or application stores may change terms of service, policies or technical requirements applicable to us or our customers, which could adversely impact our business.
We and our customers are subject to the standard policies and terms of service of the operating system platforms on which we create, run and monetize applications and content, as well as policies and terms of service of the various application stores, such as the Apple App Store or Google Play Store, that make applications and content available to end users. Each of these operating system platforms and stores has broad discretion to change and interpret its terms of service and policies. An operating system platform or application store may also change its fee structure, add fees associated with access to and use of its platform, alter how customers are able to advertise or monetize on their platform, change how the personal or other user information is made available to application developers on their platform, limit the use of personal information for advertising purposes or restrict how end users can share information on their platform or across other platforms.
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers offer solutions or collect, use, and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Grow Solutions as well as our resource planning and feature development planning for our software. For example, Apple implemented a requirement for applications using its mobile operating system, iOS, to affirmatively obtain an end user’s permission to "track them across apps or websites owned by other companies" or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. The long-term impact of these and other privacy, platform, and regulatory changes remains uncertain. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.

Table of Contents	Unity Software Inc.
If we or our customers were to violate, or an operating system platform provider or application store believes that we or our customers have violated, its terms of service or policies, that operating system platform provider or application store could limit or discontinue our or our customers’ access to its platform or store. They could also limit or discontinue our access to its platform or store if it establishes more favorable relationships with one or more of our competitors or it determines that it is in their business interests to do so. Any limitation on or discontinuation of our or our customers’ access to any third-party platform or application store could adversely affect our business, financial condition, or results of operations.
If we are unable to further expand into new industries, or if our solutions for any new industry fail to achieve market acceptance, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
Our growth strategy is based, in part, on expanding into new industries beyond gaming. The market for interactive RT3D and 2D content in industries beyond gaming is still developing, and it is uncertain whether this market will develop as we expect, how rapidly it will develop and how much it will grow.
Our success in these markets will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to existing solutions, such as traditional 2D and 3D modeling and rendering tools, or adoption by customers that are not currently using any software solutions. Market acceptance of our platform in industries beyond gaming may not grow as we expect and if our platform does not achieve widespread adoption in these other markets, our ability to grow our revenue may suffer.
In addition, the investments we make to grow our business by expanding into new industries will continue to increase our costs and operating expenses on an absolute basis. We expect to invest significant research and development resources to develop and expand our products' functionality to meet the needs of customers in these industries, and we will need to increase our sales and marketing, legal and compliance and other efforts as we seek to expand into new industries that require a different go-to-market strategy than the gaming industry. These investments will occur in advance of our realization of significant revenue from such industries, particularly given that customers in these industries are typically enterprise customers with long contracting cycles, which will make it difficult to determine if we are allocating our resources effectively and efficiently. If the revenue we derive from these investments is not sufficient to achieve a return on investment, our business and results of operations would suffer.
Our business relies in part on strategic relationships. If we are unable to maintain favorable terms and conditions and business relations with respect to our strategic relationships, our business could be harmed.
We rely in part on strategic partnerships and other strategic relationships with hardware, operating system, device, game console, and other technology providers in order to be able to offer our customers the ability to deploy their content on a variety of third-party platforms. If any of these third parties were to suspend, limit or cease their operations or otherwise terminate their relationships with us, our results of operations could be adversely affected. We have entered into separate agreements with each of our strategic partners. Our agreements with our strategic partners are non-exclusive and typically have multi-year terms. We may have disagreements or disputes with these parties that could negatively impact or threaten our relationship with them. We may not be successful in sourcing additional strategic partnerships or relationships or in retaining or extending our existing relationships with the parties with whom we currently have relationships, including as a result of acquisitions by competitors of our strategic partners or strategic partners themselves becoming competitors. If we are unable to source additional strategic relationships or the parties with whom we currently have strategic relationships were to terminate their relationship with us, our revenue could decline and our business could be adversely affected.

Table of Contents	Unity Software Inc.
We are dependent on the success of our customers in the gaming market. Adverse events relating to our customers or their games could have a negative impact on our business.
Our gaming customers are not the end users of our solutions, but rather they use our platform and solutions to create and/or operate their games, which are ultimately sold or distributed to an end user. As a result, our success depends in part on the ability of our customers to market and sell games that are created or operated with our solutions. If our customers’ marketing efforts are unsuccessful or if our customers experience a decrease in demand for their games, sales of our Create Solutions and our Grow Solutions could be reduced. The gaming market is characterized by intense competition, rapid technological change, increased focus by regulators, and economic uncertainty and, as such, there is no guarantee that any of our customers' games will gain any meaningful traction with end users. In addition, some of our newer products, like Multiplay and Vivox, are more reliant on certain customers. While our large and diverse customer portfolio has helped to reduce the fluctuations in our Grow Solutions revenue as a whole resulting from the success of customers' games and the timing of game releases, we cannot assure you that the size and diversification of our customer portfolio will sufficiently mitigate this risk. If our customers fail to create or operate popular games using our platform, and we are not able to maintain a diversified portfolio of "winners and losers," our results of operations may be adversely affected.
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
•fluctuations in demand for, usage of, or pricing of our platform;
•changes in mix of solutions purchased by our customers;
•demand for our gaming customers’ products and their ability to monetize those products, which in turn can have a significant impact on our revenue-share and consumption-based solutions;
•timing and amount of our investments to expand the capacity of our third-party cloud hosting providers;
•seasonality, especially with respect to our Grow Solutions, which tend to generate higher revenue during periods of increased time spent on entertainment, such as holidays;
•downturns or upturns in our sales which may not be immediately reflected in our financial position and results of operations;
•timing of customer budget cycles, purchases--including longer sales cycles for enterprise customers--and usage of our platform;
•market conditions and risks associated with the gaming industry, including the popularity, price and timing of release of games, changes in consumer demographics, the availability and popularity of other forms of entertainment, public tastes and preferences;
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

Table of Contents	Unity Software Inc.
•amount and timing of non-cash expenses, including stock-based compensation, amortization of acquired intangibles and acquisition-related expenses;
•amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
•timing of acquisitions and costs associated with integrating acquired companies, including the ironSource Merger;
•general economic, social and public health conditions, both domestically and globally, including recently worsening macroeconomic conditions, as well as conditions specifically affecting industries in which our customers operate, which can impact customer spending and result in longer deal cycles;
•incorrect estimates or judgments relating to our critical accounting policies;
•impact of new accounting pronouncements or changes in accounting principles;
•costs that we incur in order to comply with changing regulatory, tax or legal requirements, especially with respect to privacy and security matters; and
•significant security breaches of, technical difficulties with or interruptions to the delivery and use of our platform.
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
We rely on third parties, including our strategic partners, for various aspects of our business, including deep technology collaborations, co-marketing, advertising partners, development services agreements, and revenue share arrangements. Their actions may put our business, reputation, and brand at risk. In many cases, third parties may be given access to sensitive and proprietary information or personal information in order to provide services and support to our teams or customers, and they may misappropriate and engage in unauthorized use of our information, technology or customers' data. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the mobile application industry, financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our partners and may increase their propensity to engage in fraud or otherwise illegal activity which could harm our business reputation, and they may not be able to continue honoring their obligations to us, or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all and we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more business relationships, or experience a degradation of services, our business could be harmed and our financial results could be adversely affected.

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
We utilize a direct sales organization to increase adoption within larger enterprise customers and to expand into new industries, such as automotive, where potential customers are typically larger organizations. In particular, our success for our Grow Solutions depends in part on larger enterprise customers. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. If we do not effectively expand our direct sales capabilities to address these industries effectively or develop effective sales and marketing strategies for those industries, or if we focus our efforts on non-gaming industries that end up being slow adopters of our platform and solutions, our ability to increase sales of our platform and solutions to industries and for use cases outside gaming will be adversely affected.
We provide service-level agreement commitments related to certain of our Create and Grow Solutions. If we fail to meet these contractual commitments, we could be obligated to provide refunds of prepaid amounts or other credits, which would lower our revenue and harm our business, financial condition, and results of operations.
Certain of our Create and Grow Solutions include service-level agreements commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer agreements, we could face terminations and/or refunds of prepaid amounts or other credits, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition and results of operations.

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
Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable for losses suffered or incurred as a result of certain claims relating to or arising from our software, services, platform, our acts or omissions under such agreements or other contractual obligations. In some cases, the liability is not limited and we may still incur substantial liability related to such agreements, and we may be required to cease providing certain functions or features on our platform as a result of any such claims. Even if we succeed in contractually limiting our liability, such limitations may not be enforceable. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our platform and adversely affect our business, financial conditions and results of operations. In addition, our insurance may not be adequate to indemnify us for all liability that may be imposed on us or otherwise protect us from liabilities or damages with respect to claims, including claims on such matters as alleged compromises of customer data, which may be substantial. Any such coverage may not continue to be available to us on acceptable terms or at all.
Our business could be disrupted by catastrophic events, including health pandemics.
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
•changes or instability in local or regional political, social or economic conditions;
•the need to adapt and localize our platform for specific countries;

Table of Contents	Unity Software Inc.
•maintaining our company culture, which emphasizes developing and launching new and innovative solutions and which we believe is essential to our business, across all of our offices globally;
•difficulty collecting accounts receivable and potential for longer payment cycles;
•increased reliance on resellers and other third parties for our global expansion;
•burdens of complying with a variety of foreign laws, including costs associated with legal structures, accounting, statutory filings and tax liabilities;
•stringent and evolving regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and China;
•differing and potentially more onerous labor regulations and practices, especially in Europe;
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
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of hedging transactions;
•higher levels of credit risk and payment fraud, particularly the risk that excessive fraudulent activity could harm our ability to meet credit card association merchant standards and our right to accept credit cards for payment;
•restrictions on the transfer of funds, such as limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•reduced or uncertain intellectual property protection or difficulties obtaining, maintaining, protecting or enforcing our intellectual property rights, including foreign government interference with our intellectual property that resides outside of the U.S.; political instability, hostilities, war, or terrorist activities; and subsequent retaliatory measures and sanctions;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"), U.S. bribery laws, the United Kingdom ("U.K.") Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
If we invest substantial time and resources to grow our business in markets outside the U.S. and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Table of Contents	Unity Software Inc.
We are exposed to collection and credit risks, which could impact our operating results.
Our accounts receivable are subject to collection and credit risks, which could impact our operating results. Our Create Solutions typically include upfront purchase commitments for a one- to three-year subscription, which may be invoiced over multiple reporting periods, increasing these risks. For example, with respect to our Grow Solutions, we rely on payments from advertisers in order to pay our customers their revenue earned from our Unified Auction, LevelPlay and Sonic. We are generally obligated to pay our customers for revenue earned within a negotiated period of time, regardless of whether or not our advertisers have paid us on time, or at all. While we attempt to negotiate a longer payment period with our customers and shorter periods for our advertisers, we are not always successful. As a result we can face a timing issue with our accounts payable on shorter cycles than our accounts receivable, requiring us to remit payments from our own funds, and accept the risk of bad debt. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. Our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenue and cash flows. We cannot assure you that our processes to monitor and mitigate these risks will be effective. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense, and our business, operating results and financial condition could be harmed.
Fluctuations in currency exchange rates could harm our operating results and financial condition.
We offer our solutions to customers globally and have operations globally. Although the majority of our cash generated from revenue is denominated in U.S. dollars, revenue generated and expenses incurred by our subsidiaries outside of the U.S. are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements have been and will continue to be subject to fluctuations due to changes in exchange rates as the financial results of our non-U.S. subsidiaries are translated from local currencies into U.S. dollars. In particular, the strengthening of the U.S. dollar could continue to negatively impact our business. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. As a result of the ironSource Merger, we have certain limited forward currency contracts in place to hedge foreign currency exposure, but we have not otherwise engaged in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results have been and could continue to be adversely affected by such fluctuations.

Table of Contents	Unity Software Inc.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily with sales of our convertible preferred stock, common stock and convertible notes and with cash generated from sales of our Create Solutions and Grow Solutions and from our strategic partnerships. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. Macroeconomic trends like inflation, rising interest rates, geopolitical tension and supply chain issues have caused and may continue to cause disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of holders of our common stock. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.
Risks Related to Our Platform and Technology
If we do not make our platform, including new versions or technology advancements, easier to use or properly train customers on how to use our platform, our ability to broaden the appeal of our platform and solutions and to increase our revenue could suffer.
Our platform can be complex to use, and our ability to expand the appeal of our platform depends in part on ensuring that it can be used by a variety of creators. While certain features of our solutions are designed to address the needs of professional developers, we believe that our ability to expand adoption of our platform will depend in part on our ability to address the needs of creators with varied needs and levels of expertise, including artists, animators and sound technicians, as well as new categories of creators and end users, such as architects, civil and mechanical engineers, and designers, in industries beyond gaming. Accordingly, it will be important to our future success that we continue to increase the accessibility of our platform and if we are not able to, our ability to increase adoption of our platform will suffer.
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
Further, the software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new products are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new products may be detected in the future by us or our users. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with our Grow Solutions products (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists"” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to, computer malware (including as a result of advanced persistent threat intrusions), software bugs and vulnerabilities, malicious code, viruses and worms, social engineering (including spear phishing and ransomware attacks), denial-of-service attacks (such as credential stuffing attacks), credential harvesting, personnel misconduct or error, supply chain attacks server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Such incidents have become more prevalent in our industry in recent years. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely. Additionally, our remote workforce poses increased risks to our IT assets and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful or inappropriate access to, inability to access, disclosure of or loss of the sensitive, proprietary and confidential information that we handle. For example, like many companies, we use Log4j with respect to certain software or systems to log security and performance information. A vulnerability in Log4j was discovered in late 2021 and widely exploited by threat actors, and, upon learning of this vulnerability, we made updates to our products and infrastructure intended to reduce risks associated with the vulnerability. Investigations into potential incidents occur on a regular basis as part of our security program. Security incidents could also damage our IT systems, our ability to provide our products and services, and our ability to make the financial reports and other public disclosures required of public companies.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
We must continue to improve existing features and add new features and functionality to our platform in order to retain our existing customers and attract new ones. For example, if the technology underlying our high-definition rendering pipeline or our graphics, animation and audio tools become obsolete or do not address the needs of our customers, our business would suffer.
Revenue growth from our products depends on our ability to continue to develop and offer effective features and functionality for our customers and to respond to frequently changing privacy and data security laws and regulations, policies, and end-user demands and expectations, which will require us to incur additional costs to implement. If we do not continue to improve our platform with additional features and functionality in a timely fashion, or if improvements to our platform are not well received by customers, our revenue could be adversely affected.
If we fail to deliver timely releases of our products that are ready for commercial use, release a new version, service, tool or update with material errors, or are unable to enhance our platform to keep pace with rapid technological and regulatory changes or respond to new offerings by our competitors, or if new technologies emerge that are able to deliver competitive solutions at lower prices, more efficiently, more conveniently or more securely than our solutions, or if new operating systems, gaming platforms or devices are developed and we are unable to support our customers' deployment of games and other applications onto those systems, platforms or devices, our business, financial condition and results of operations could be adversely affected.
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
We currently serve our users from co-located data centers in the U.S. We also use various third-party cloud hosting providers such as Google Cloud, AWS and Tencent to provide cloud infrastructure for our platform. Our Create Solutions and Grow Solutions rely on the operations of this infrastructure. Customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide some customers with service-level commitments with respect to uptime. In addition, our Grow Solutions and enterprise game server hosting depend on the ability of these data centers and cloud infrastructure to allow for our customers’ configuration, architecture, features and interconnection specifications and to secure the information stored in these data centers. Any limitation on the capacity of our data centers or cloud infrastructure could impede our ability to onboard new customers or expand the usage of our existing customers, host our products or serve our customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our data centers or cloud infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, outbreaks of contagious diseases, telecommunications failures, terrorist or other attacks and other similar events beyond our control could negatively affect the cloud-based portion of our platform. A prolonged service disruption affecting our data centers or cloud-based services for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative providers or taking other actions in preparation for, or in response to, events that damage the third-party hosting services we use.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. The steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, or fail to continuously innovate and advance our technology, our competitors could gain access to our proprietary technology and develop and commercialize substantially identical products, services or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes. In addition, we cannot assure you that our patent applications will result in issued patents, and we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, required to rebrand our products or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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

Table of Contents	Unity Software Inc.
We have been and may in the future become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
We have faced and may in the future, face intellectual property disputes. Such disputes and intellectual property litigation can be time-consuming and expensive to resolve and they divert management’s time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our solutions or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. Although we carry general liability insurance and patent infringement insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
Even if the claims do not result in litigation or are resolved in our favor, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our solutions grow. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

Table of Contents	Unity Software Inc.
We use open source software in our products, which could negatively affect our ability to sell our services or subject us to litigation or other actions.
We use open source software in our products, and we expect to continue to incorporate open source software in our services in the future. Few of the licenses applicable to open source software have been interpreted by courts, and these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure you that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. Depending on the terms of certain of these licenses, we may be subject to certain requirements, including that we make source code available for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, or require us to devote additional research and development resources to change our products, either of which could harm our business. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with certain open source software in a particular manner we could, under certain open source licenses, be required to release the source code of our proprietary software products. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an "as-is" basis which, if not properly addressed, could negatively affect the performance of our product. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products or take other remedial actions.
Risks Related to Our Management, and Brand
Attracting, managing, and retaining our talent is critical to our success.
Our success and future growth depend upon the continued services of our management team and other key employees. In particular, our President and Chief Executive Officer, John Riccitiello, is critical to our overall management, as well as the continued development of our platform, our culture and our strategic direction. Changes in our management team, including changes due to the ironSource Merger, could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. The loss of one or more members of our senior management, especially Mr. Riccitiello, or key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or key employees. For example, certain of our senior management members are subject to share holding thresholds under an Israeli tax ruling we obtained in connection with the ironSource Merger. Their noncompliance with such tax ruling may result in adverse tax consequences to them which could harm their morale and that of their teams, and ultimately harm our business.

Table of Contents	Unity Software Inc.
In addition, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and we expect to have significant future hiring needs. Competition is intense, particularly in the San Francisco Bay Area, Tel Aviv, and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform products, data scientists with experience in machine learning and artificial intelligence and experienced sales professionals. In order to continue to access top talent, we will likely continue to grow our footprint of office locations, which may add to the complexity and costs of our business operations. In addition, the recent move by companies to offer a remote of hybrid work environment may increase the competition for such employees from competitors outside of our traditional office locations. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources.
In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may not be as effective an incentive for attracting, retaining, and motivating employees. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.
We believe that maintaining and enhancing our brand reputation is important to support the marketing and sale of our platform to new and existing customers, and grow our strategic partnerships. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer a reliable platform that continues to meet the needs and preferences of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality to address a wide variety of use cases and our ability to successfully differentiate our platform from competitors. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.
Risks Related to Laws, Regulations, and the Global Economy
We are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
Our products, and particularly our Grow Solutions, rely on our ability to process sensitive, proprietary, confidential, and regulated information, including personal information, that belongs to us or that we handle on behalf of others such as our customers. These activities are regulated by a variety of federal, state, local, and foreign privacy and data security laws and regulations, which have become increasingly stringent in recent years and continue to evolve. Any actual or perceived non-compliance could result in litigation and proceedings against us, fines and civil or criminal penalties, obligations to cease offerings or to substantially modify our Grow Solutions in ways that make them less effective in certain jurisdictions, negative publicity, and reduced overall demand for our platform or reduced returns on our Grow Solutions.

Table of Contents	Unity Software Inc.
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. For example, European privacy and data security laws, including the European Union's General Data Protection Regulation ("EU GDPR”), the United Kingdom’s GDPR (“UK GDPR") and others, impose significant and complex burdens on processing personal information and provide for robust regulatory enforcement and significant penalties for noncompliance. For example, under the EU GDPR, companies can face litigation, bans on data processing, fines of up to the greater of 20 million Euros or 4% of worldwide annual revenue, and private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Regulators, courts, and platforms have increasingly interpreted the GDPR and other privacy and data security laws as requiring affirmative opt-in consent to use cookies and similar technologies for personalization, advertising, and analytics. Proposed regulations could also impose onerous obligations related to artificial intelligence ("AI"), the use of cookies and other online tracking technologies on which our products rely, and online direct marketing. Any of these could increase our exposure to regulatory enforcement actions, increase our compliance costs, and adversely affect our business.
Globally, certain jurisdictions have enacted laws that may require data localization and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe remains unstable despite an agreement in principle between the U.S. and Europe, and other countries outside of Europe have enacted or are considering enacting cross border data transfer restrictions and laws requiring data residency. The EU GDPR, UK GDPR, and other European privacy and data security laws generally prohibit the transfer of personal information to countries outside the European Economic Area ("EEA"), such as the U.S, that are not considered by the European Commission to provide an adequate level of data protection. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and the United Kingdom to the U.S. in compliance with law, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these mechanisms. The future of cross-border data transfers remains uncertain in light of the evolving regulatory landscape both within and outside of Europe, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, penalties, and data processing restrictions or bans, and reduce demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.
Similarly, China's Personal Information Protection Law and Data Security Law, Canada's Personal Information Protection and Electronic Documents Act, related provincial laws, and Canada's Anti-Spam Legislation, Israel's Privacy Protection Law 5741-1981, and new and emerging privacy and data security regimes in other jurisdictions in which we operate, such as Japan's Act on the Protection of Personal Information, Singapore's Personal Data Protection Act, and South Korea's Personal Information Protection Act, broadly regulate processing of personal information and impose comprehensive compliance obligations and penalties.

Table of Contents	Unity Software Inc.
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. In addition, the California Consumer Privacy Act ("CCPA"), which applies to personal information of consumers, business representatives, and employees, imposes several obligations on covered businesses, including requirements to, among other things, respond to requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). Additionally, the California Privacy Rights Act expands the CCPA’s requirements, including by adding new rights and establishing a new regulatory agency to implement and enforce the law. Other states are considering or have also enacted privacy and data security laws. For example, Virginia. Utah, Colorado, and Connecticut have similarly enacted comprehensive privacy and data security laws. Our actual or perceived noncompliance with these and other emerging state laws such laws could harm our business.
There is also increasing focus at the state and federal level on use of sensitive categories of data that we may be deemed to collect from time to time. For example, several states and localities have enacted statutes banning or restricting the collection of biometric information and have enacted measures related to the use of AI and machine learning in products and services. In addition, some of our products employ technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to the emerging regulations relating to biometric privacy laws. Although we aim to comply with these emerging laws, our actual or perceived noncompliance may expose us to litigation risks. There are emerging cases applying existing privacy and data security laws in the U.S., such as the federal and state wiretapping laws in novel and potentially impactful ways that may affect our ability to offer certain products. The outcome of these cases could cause us to make changes to our products to avoid costly litigation, government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children's Online Privacy Protection Act ("COPPA"), has increased and may continue under the new generation of privacy and data security laws and regulations, such as the GDPR, CCPA, the UK’s Information Commissioner’s Office Age Appropriate Design Code ("Children’s Code"), and the California Age-Appropriate Design Code Act (“Design Code”). European regulators are expected to introduce guidance for age appropriate design across all countries implementing the GDPR as well. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy and data security laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the Design Code, or other laws relating to children's privacy and data security. In addition to increasing government regulation, we have obligations relating to privacy and data security under our published policies and documentation, contracts and applicable industry standards. For example, we may also be subject to the PCI DSS, which requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.

Table of Contents	Unity Software Inc.
Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, "targeted advertising"), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. For example, Apple allows users to easily opt-out of activity tracking across devices, which has impacted and may continue to impact our business. Similarly, Google announced similar plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and reduce cross-device tracking for advertising purposes. Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Other browsers, such as Firefox and Safari, have already adopted similar measures.
In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the U.K., regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the U.S., the CCPA, for example, grants California residents the right to opt-out of a company's sharing of personal data for advertising purposes in exchange for money or other valuable consideration and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, "do not track" mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
Although we endeavor to comply with these obligations, we may have actually or allegedly failed to do so or have otherwise processed data improperly. For example, in 2019, we became aware of a research paper alleging that our software, including an older version of the Unity Editor, was inappropriately configured to collect hardware-based persistent identifiers, or MAC addresses. Although we did not use this information to measure behavior or track individuals as alleged by the researchers and we have disabled the configuration described in the paper, we could be subject to enforcement action or litigation alleging that this instance or our other data processing practices violate our contractual obligations, policies, federal or state laws prohibiting unfair or deceptive business practices, or other privacy laws. In response to the increasing restrictions of global privacy and data security laws, our customers have sought and may continue to seek increasingly stringent contractual assurances regarding our handling of personal information, and may adopt internal policies that limit their use of our Grow Solutions. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial contractual liability or fines. The requirements imposed by rapidly changing privacy and data security laws, platform providers, and application stores require us to dedicate significant resources to compliance, and could also limit our ability to operate, harm our reputation, reduce demand for our products, and subject us to regulatory enforcement action, private litigation, and other liability. Such occurrences could adversely affect our business, financial condition, and results of operations.

Table of Contents	Unity Software Inc.
Companies and governmental agencies may restrict access to platforms, our website, mobile applications, application stores or the Internet generally, which could lead to the loss or slower growth of our customers’ end users and negatively impact our operations.
Governmental agencies in any of the countries in which we, our customers or end users are located, such as China, could block access to or require a license for our platform, our website, mobile applications, operating system platforms, application stores or the Internet generally for a number of reasons, including security, confidentiality or regulatory concerns. If companies or governmental entities block, limit or otherwise restrict customers from accessing our platform, or end users from playing games developed or operated on our platform, our business could be harmed.
Further, some countries may block data transfers as a result of businesses collecting data within a country’s borders as part of broader privacy-related concerns, which could affect our business. For example, the Indian government blocked the distribution of several applications of Chinese origin in the interest of sovereignty and integrity of India, defense of India, and security of the Indian state. In undertaking this action, the Indian government partially blocked some of Unity’s services. While our services were ultimately unblocked in that instance, if other countries block our data transfers or services or take similar action against us, our customers, our services, and our business could be harmed.
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
In particular, PRC laws and regulations impose restrictions on foreign ownership of companies that engage in internet, market survey, cloud-based services and other related businesses from time to time. Accordingly, our ability to offer cloud-based services in China depends on our ability to implement and maintain structures that are acceptable under PRC laws. Our failure to do so could harm our business, financial condition, and operating results.

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
Compliance with such laws is costly, we cannot assure you that none of our employees and agents will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
In addition, noncompliance with these laws could subject us to whistleblower complaints, investigations, civil or criminal penalties, reputational harm, and adverse media coverage any of which could harm our business.
We are subject to governmental export and import controls and economic sanctions laws that could impair our ability to compete in global markets or subject us to liability if we violate the controls.
Various countries in which we operate regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Our products and services are subject to export controls and economic sanctions laws and regulations of the United States and potentially other jurisdictions in which we have operations. Compliance with such laws and regulations can be time-consuming and may result in the delay or loss of sales opportunities.
We previously inadvertently provided products and services to some customers in apparent violation of U.S. export control and economic sanctions laws. After voluntarily disclosing such noncompliance to relevant U.S. authorities, we received a warning letter, with no imposition of monetary fines or penalties. In the future, if we, or our resellers, are found to be in violation of U.S. sanctions or export control regulations, significant fines or penalties and possible incarceration for responsible employees and managers, as well as reputational harm and loss of business, could result.
Any change in export or import regulations--including proposed additional regulation of encryption technology--economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential customers with global operations which would adversely affect our business, results of operations, and growth prospects.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We sell our offerings, particularly within our Create Solutions, to a variety of domestic and foreign governmental agency customers, as well as to customers in highly regulated industries. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government demand and payment for solutions are affected by public sector budgetary cycles and funding authorizations and funding reductions or delays may adversely affect public sector demand that could develop for our solutions.

Table of Contents	Unity Software Inc.
Further, these entities may demand or require contract terms and product features or certifications that differ from our standard arrangements and are less favorable or more difficult to maintain than our standard terms or product features. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to provide our platform to other government customers and could adversely impact our reputation, business, financial condition and results of operations
We could be required to collect additional sales, value added or similar taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our solutions and adversely affect our results of operations.
We collect sales, value added or similar indirect taxes in a number of jurisdictions. An increasing number of states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al ("Wayfair") that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose taxes on companies despite not having a physical presence in the foreign jurisdiction, including digital service taxes. A successful assertion by one or more states, or foreign jurisdictions, requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. This could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could harm our business and results of operations.
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
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws, tax treaties or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

Table of Contents	Unity Software Inc.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, the relative amounts of income before taxes in the various jurisdictions in which we operate, new or revised tax laws, or interpretations of tax laws and policies, the outcome of current and future tax audits, examinations or administrative appeals, our ability to realize our deferred tax assets, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements.
Our ability to use our net operating losses, credits, and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of December 31, 2022, we had net operating loss ("NOL") carryforwards for U.S. federal, state, and foreign purposes of $785.8 million, $415.0 million and $1.1 billion, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2024. A lack of future taxable income would adversely affect our ability to utilize a portion of these NOLs before they expire. Under the current law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize all of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
The tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.
We believe that our main Israeli subsidiaries acquired as part of the ironSource Merger are eligible for certain tax benefits provided to a "Preferred Technological Enterprise" under the Israeli Law for the Encouragement of Capital Investments, 5719-1959 (the “Investment Law”). In order to remain eligible for the tax benefits provided to a "Preferred Technological Enterprise" we must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If these tax benefits are reduced, canceled or discontinued, our Israeli taxable income from the Preferred Technological Enterprise would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies has been 23% since 2018.
Any legal proceedings, claims against us, or other disputes could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
We are and may in the future become subject to legal proceedings and claims that arise from time to time, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or securities class action litigation suits. For example, we are currently defending against a putative securities class action complaint, and two derivative complaints, alleging that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company’s product platform.
Any litigation or dispute, whether meritorious or not, and whether or not covered by insurance, could harm our reputation, will increase our costs and may divert management’s attention, time and resources, which may in turn harm our business, financial condition and results of operations.

Table of Contents	Unity Software Inc.
We are subject to laws and regulations worldwide, many of which are unsettled and still developing and which could increase our costs or adversely affect our business.
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, advertising, electronic marketing, protection of minors, privacy and data security, data localization requirements, online services, anti-competition, labor, real estate, taxation, intellectual property ownership and infringement, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to our customers or cause us to change or limit our ability to sell our platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures.
In particular, as a result of our Grow Solutions, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether certain game mechanisms, such as loot boxes, and game genres, such as social casino, rewarded gaming and gambling, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. New regulation by the U.S. federal government and its agencies, such as the FTC, U.S. states and state agencies or foreign jurisdictions, which may vary significantly across jurisdictions, could require that certain game content be modified or removed from games, increase the costs of operating our customer’s games, impact player engagement and thus the functionality and effectiveness of our Grow Solutions or otherwise harm our business performance. For example, one of our acquired products within our Grow Solutions, Tapjoy’s Offerwall, is subject to certain obligations under a consent order which resulted from an FTC investigation. Noncompliance with this consent order, or other future orders, may result in the imposition of substantial fines, penalties and costs that would adversely impact our financial condition and operating results. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Grow Solutions, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.

Table of Contents	Unity Software Inc.
It is possible that a number of laws and regulations may be adopted or construed to apply to us or our customers in the U.S. and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust, and our solutions or components thereof may be deemed or perceived illegal or unfair practices. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as us and our customers conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing or the use of in-app purchases or such enabling technology, labeling of free-to-play games or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover games made with our solutions and the revenue that we receive from our Grow Solutions. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of mobile gaming and impair our business, financial condition or results of operations.
Risks Related to Our Convertible Notes
Our Notes and the issuance of shares of our common stock upon conversion of the Notes, if any, may impact our financial results, result in dilution to our stockholders, create downward pressure on the price of our common stock, and restrict our ability to raise additional capital or to engage in a beneficial takeover.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet the obligations of our Notes, which would materially and adversely impact our business, financial condition and operating results.
In addition, if shares of our common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale, or potential sale, of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional downward pressure on our share price.
Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us. For example, a takeover of us may trigger a requirement in each indenture governing the Notes that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

Table of Contents	Unity Software Inc.
We may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled under each indenture to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of December 31, 2022, the Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the 2026 Notes and our common stock.
In connection with the issuance of the 2026 Notes, we entered into capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers of the 2026 Notes or affiliates thereof and other financial institutions (the "option counterparties"). The Capped Call Transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the Capped Call Transactions, the counterparties or their respective affiliates likely entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2026 Notes, including with certain investors in the 2026 Notes. The counterparties and/or or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes (and are likely to do so on each exercise date of the Capped Call Transactions or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption or conversion of the 2026 Notes). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the 2026 Notes or the shares of our common stock. Any of these activities could adversely affect the value of the 2026 Notes and our common stock.
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
The market price of our common stock has been and may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, including those discussed in the risk factors in this section, as well as variance in our financial performance from expectations of securities analysts, sales of shares of our common stock by us or our stockholders, sales of securities convertible into shares of our capital stock by us, the trading volume of our common stock, general economic and market conditions, and others not currently known to us or that we do not believe are material. Technology stocks have historically experienced high levels of volatility. In the past, companies who have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, are, and may continue to be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
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
The proceeds from the PIPE have been and are expected to be continued to be used to partially fund the repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase program, with the objective to offset potential dilution to our stockholders as a result of the issuance of the ironSource Merger consideration. However, we are not obligated to repurchase any shares of our common stock and there is no assurance that we will do so on the timeline intended.
While we expect the share repurchases to be accretive to our earnings per share, there may be factors that will reduce the expected anti-dilutive effects of the potential repurchases. Although the 2027 Notes were priced at a premium to the market price of our common stock at the time of signing, and we intend to repurchase the shares at prices lower than the conversion price of the 2027 Notes, we can't provide any assurance that our stock price will not fluctuate significantly prior to any share repurchases, including as a result of downward pressure on the price of our common stock caused by the conversion of the 2027 Notes, as discussed above. As a result, if we are unable to repurchase shares of our common stock at a price that is lower than the conversion price of the 2027 Notes, any anti-dilutive effect of such repurchases may be less than expected and dilution resulting from the issuance of merger consideration may be more than expected.
In addition, repurchases are subject to the 1% Share Repurchase Excise Tax enacted by the Inflation Reduction Act, which may be offset by shares newly issued during that fiscal year (the "Share Repurchase Excise Tax"). We have and will continue to take the Share Repurchase Excise Tax into account with respect to our decisions to repurchase shares, but there can be no assurance that such tax will not reduce the number of shares we are able to or ultimately decide to repurchase.
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

Table of Contents	Unity Software Inc.
election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We grant and expect to continue granting equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through the sale and issuance of equity securities or convertible securities in the future. As part of our business strategy, we have in the past made acquisitions and investments, and issued equity securities to pay for such acquisitions or investments. For example, we issued 112,547,375 shares in the ironSource Merger. We may continue to acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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
As a public company, we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations may change from time to time. Monitoring such changes, and updating our procedures to comply with any such changes, may increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the totality of any such additional costs we incur as a public company or the specific timing of such costs.

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
If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, and we could lose access to the capital markets.
The growth and expansion of our business places a continuous, significant strain on our operational and financial resources, including as a result of the ironSource Merger. Further growth of our operations to support our customer base, our IT systems and our internal controls and procedures may not be adequate to support our operations. For example, we are still in the process of implementing IT and accounting systems, and integrating these systems with ironSource's, to help manage critical functions such as billing and financial forecasts. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the growth of our business, including the integration of ironSource, or otherwise, may result in our inability to accurately forecast our revenue and expenses, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud.

Table of Contents	Unity Software Inc.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation includes choice of forum provisions which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Francisco, California, where we lease approximately 86,000 square feet of space in two buildings with leases that expire in August 2025. Currently, our largest office is located in Montreal, Canada with approximately 137,000 square feet under a lease that expires in June 2030. Our next largest office is located in Tel Aviv, Israel with approximately 134,000 square feet under a lease that expires in June 2027. In addition, we maintain offices in various states in the United States, across Europe, Asia and Latin America.

Table of Contents	Unity Software Inc.
Item 3. Legal Proceedings
On July 6, 2022, a putative class action complaint, captioned Das v. Unity Software, Inc., et al., Case 3:22-cv-03962 (N.D. Cal.), was filed against the Company and its Chief Executive Officer, current Chief Financial Officer, and former Chief Financial Officer, in the U.S. District Court for the Northern District of California (the "Das Class Action"). The complaint, which asserts claims under Sections 10(b) and 20(a) of the Exchange Act, alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company’s product platform and the likely impact of those issues on the Company’s fiscal 2022 guidance. The plaintiff seeks to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between March 5, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Company believes this lawsuit is without merit and intends to vigorously defend the case.
On November 22, 2022, a derivative suit, captioned Movva v. Unity Software, Inc., et al., Case 5:22-cv-07416 (N.D. Cal.) (the "Movva Suit"), was filed by a purported stockholder against eleven of the Company’s current and former officers and directors. The complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act, borrows the allegations of the Das Class Action, and recasts them as derivative claims. On December 16, 2022, a related derivative suit, captioned Duong vs. Unity Software Inc., et al., Case 5:22-c-08926 (N.D. Cal), was filed by a purported stockholder against the same defendants as in the Movva Suit (the "Duong Suit," and together with the Movva Suit, the "Derivative Suits"). The Duong Suit is identical to the Movva Suit, and the parties have jointly moved to consolidate the two actions. We believe the Derivative Suits are procedurally improper, and will respond appropriately.
On August 8, 2022, a putative class action complaint, captioned Assad v. Botha et al, Case No. 2022-0691, was filed in the Court of Chancery against the Company and its board of directors. The complaint alleged that the directors breached their fiduciary duties by failing to disclose all material information necessary to allow stockholders to make a fully informed decision on whether to approve the issuance of new shares as a part of the Company's preliminary Form S-4 filed in connection with the Company's merger with ironSource. The plaintiff was a purported stockholder and sought to represent a class of stockholders voting in connection with the stock issuance. The complaint sought additional disclosure and an award of attorneys’ fees, among other remedies. On September 21, 2022, the complaint was withdrawn.
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
Holders of Record
As of December 31, 2022, we had 493 stockholders of record of our common stock, including brokers and other institutions, which hold shares of our common stock on behalf of an indeterminate number of beneficial holders.

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
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2022 (in thousands, except share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2022	—	$—	—	$—
November 1 - November 30, 2022	36,103,210	$34.57	36,103,210	$1,252,016
December 1 - December 31, 2022	6,627,969	$38.02	6,627,969	$1,000,000
Total	42,731,179		42,731,179
(1)    In July 2022, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $2.5 billion of shares of our common stock through November 2024. Under the Share Repurchase program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Share Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified, or discontinued at any time without prior notice.
Stock Performance Graph
The following shall not be deemed "soliciting material" or deemed "filed" for purposes of Section 18 of the Exchange Act or subject to Regulation 14A or 14C, other than as provided by this Item 5, or to the liabilities of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
The performance graph below compares (i) the cumulative total return on our common stock from September 18, 2020 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2022 with (ii) the cumulative total return of the S&P 500 Information Technology Index ("SP500-45") and the NASDAQ 100 Technology Sector ("NDXT") Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on September 18, 2020 and the reinvestment of dividends. The performance graph uses the closing market price on September 18, 2020 of $68.35 per share as the initial value of our common stock. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Table of Contents	Unity Software Inc.

Company/Index	9/18/2020	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Unity Software Inc.	$100	$185	$209	$145	$54	$47	$42
S&P 500 Information Technology Index	$100	$134	$156	$142	$113	$106	$111
NASDAQ 100 Technology Sector	$100	$140	$155	$135	$101	$93	$93
Item 6. [RESERVED]
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
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion of 2020 and year-over-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that was filed with the SEC on February 22, 2022, and are incorporated by reference herein.
Overview
Unity is the world’s leading platform for creating and operating interactive, RT3D content.

Table of Contents	Unity Software Inc.
Our platform provides a comprehensive set of software solutions to create, run, and monetize interactive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices.
Our platform consists of two distinct, but connected and synergistic, sets of solutions: Create Solutions and Grow Solutions.
ironSource Merger
In November 2022, we completed the ironSource Merger. Following the transaction, ironSource forms part of our Grow Solutions (which we referred to prior to the acquisition as Operate solutions). (See below for a discussion of the changes to how we present revenue results following the ironSource Merger and Item 8 of Part II, "Financial Statements and Supplementary Data" – Note 5 – Acquisitions, for further discussion of the acquisition.)
Impact of Macroeconomic Trends
Recent negative macroeconomic factors, such as inflation and corresponding higher interest rates, the strengthening of the U.S. dollar, and the softening of the advertising market has negatively impacted our business, particularly our Grow Solutions, and may continue to do so. We are managing costs in light of these factors and continuing to monitor their actual and potential direct and indirect impacts on us and our customers. The impact of these macroeconomic trends remains uncertain, and we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, refer to the section titled "Risk Factors."
Key Metrics
We monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions.
Customers Contributing More Than $100,000 of Revenue
We have a history of strong growth in our customer base. We focus on the number of customers that generated more than $100,000 of revenue in the trailing 12 months, as this segment of our customer base represents the majority of our revenue and revenue growth. We expect that trend to continue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. We had 1,340, 1052, and 793 such customers in the trailing 12 months as of December 31, 2022, 2021, and 2020, respectively, demonstrating our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming. We also experienced an increase of these customers as a result of the acquisition of ironSource. While these customers represented the substantial majority of revenue for the years ended December 31, 2022, 2021, and 2020, respectively, no one customer accounted for more than 10% of our revenue for any of those years.
Dollar-Based Net Expansion Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with our Create and Grow Solutions customers and to increase their use of our platform. We track our performance by measuring our dollar-based net expansion rate, which compares our Create and Grow Solutions revenue from the same set of customers across comparable periods, calculated on a trailing 12-month basis.

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

	As of December 31,
	2022	2021	2020
Dollar-based net expansion rate	116%	140%	138%
Our dollar-based net expansion rate as of December 31, 2022, 2021, and 2020 was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers and cross-selling our solutions to all of our customers. The decrease in dollar-based net expansion rate, compared to the comparable prior year periods, is attributable to Grow Solutions and follows a similar trend to the revenue decrease seen from those solutions prior to the ironSource Merger due to softness in the advertising market.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year with a slight rebound in the fourth quarter due to the ironSource Merger. Despite this decline, we are still maintaining strong relationships with our existing customers.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue	$1,391,024	$1,110,526	$772,445
Cost of revenue	442,500	253,630	172,347
Gross profit	948,524	856,896	600,098
Operating expenses
Research and development	959,491	695,710	403,515
Sales and marketing	497,956	344,939	216,416
General and administrative	373,290	347,912	254,979
Total operating expenses	1,830,737	1,388,561	874,910
Loss from operations	(882,213)	(531,665)	(274,812)
Interest expense	(7,404)	(1,131)	(1,520)
Interest income and other expense, net	7,192	1,566	(3,885)
Loss before income taxes	(882,425)	(531,230)	(280,217)
Provision for income taxes	37,063	1,377	2,091
Net loss	$(919,488)	$(532,607)	$(282,308)
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	32	23	22
Gross margin	68	77	78
Operating expenses
Research and development	69	63	52
Sales and marketing	36	31	28
General and administrative	27	31	33
Total operating expenses	132	125	113
Loss from operations	(63)	(48)	(36)
Interest expense	(1)	—	—
Interest income and other expense, net	1	—	(1)
Loss before income taxes	(63)	(48)	(37)
Provision for income taxes	3	—	—
Net loss	(66)%	(48)%	(37)%

Table of Contents	Unity Software Inc.
Revenue
During the fourth quarter of 2022, we completed our acquisition of ironSource. Following the merger, we made adjustments to our internal reporting structure to focus on our two complementary and interconnected solutions: Create and Grow Solutions. Our revenue presentation for the years ended December 31, 2022, 2021, and 2020 has been aligned with this new approach by including annual revenue of approximately $82.7 million, $74.8 million, and $70.0 million, respectively, related to Strategic Partnerships and Other in Create Solutions and moving annual revenue of approximately $125.6 million, $105.5 million, and $71.4 million, respectively, related to Unity Gaming Services, which provide hosting and cloud operations services, from Operate Solutions to Create Solutions. Create Solutions are primarily focused on content development and operations, while Grow Solutions include Unity monetization and all ironSource businesses, which in combination provide customers with a platform that encompasses testing, user acquisition, growth, and retention capabilities.
Create Solutions
We generate Create Solutions revenue primarily through our suite of Create Solutions subscriptions, enterprise support, professional services and cloud and hosting services. Our subscriptions provide customers access to technologies that allow them to edit, run, and iterate interactive, RT3D and 2D experiences that can be created once and deployed to a variety of platforms. Enhanced support services are provided to our enterprise customers and are sold separately from the Create Solutions subscriptions. Professional services are provided to our customers and include consulting, platform integration, training, and custom application and workflow development. Cloud and hosting services are provided to our customers to simplify and enhance the way our users access and harness our solutions.
Grow Solutions
We generate Grow Solutions revenue primarily through our monetization solutions, user acquisition offerings, and Supersonic, a game publishing service. Our monetization solutions allow publishers, original equipment manufacturers and mobile carriers to sell available advertising inventory on their mobile applications or hardware devices to advertisers for in-application or on-device placements. Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction and mediation platform. Supersonic provides game developers with the infrastructure and expertise to launch their mobile games and manage their growth; this is achieved through marketability testing tools, live games management tools and game design support, and optimizing the implementation of the customer's commercial model. Through Supersonic, we generate revenue from in-app advertising in published games and in some cases, in app purchase revenue.
Our total revenue is summarized as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Create Solutions	$716,078	$506,920	$372,717
Grow Solutions	674,946	603,606	399,728
Total revenue	$1,391,024	$1,110,526	$772,445
The increase in total revenue for the year ended December 31, 2022, compared to the comparable prior year period, was primarily due to an increase in new customers, as well as growth among existing customers, within Create Solutions. Revenue from Grow Solutions increased for the year ended December 31, 2022 due to the ironSource Merger and inclusion of ironSource revenue from the date of acquisition in November. The increase in revenue attributable to ironSource was partially offset by declines in our monetization business year over year prior to the acquisition due to gaps in our offerings which we believe ironSource will help fill, operational challenges experienced in earlier quarters of 2022, which included data quality and accuracy delays, and external factors, including the competitive landscape, negative macroeconomic conditions including impacts on customer spending, and reduced advertiser spend.

Table of Contents	Unity Software Inc.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of hosting expenses, personnel costs (including salaries, benefits, and stock-based compensation) for employees associated with our product support and professional services organizations, allocated overhead (including facilities, information technology ("IT"), and security costs), third-party license fees, and credit card fees, as well as amortization of developed technology intangible assets, related capitalized software and depreciation of related property and equipment.
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
Cost of revenue for the year ended December 31, 2022 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses associated with increased headcount, as well as an increase of $44.6 million in amortization expenses related to developed technology intangible assets acquired through our business acquisitions and an increase of $18.8 million in hosting expenses in Grow Solutions.
Gross profit for the year ended December 31, 2022 increased, compared to the comparable prior year period, primarily due to an increase in revenue in our Create Solutions. Gross margin decreased for the year ended December 31, 2022, compared to the comparable prior year period, due to the aforementioned increases in expenses and amortization, the challenges our monetization business experienced earlier in the year, and a shift in revenue mix to lower margin services.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. Although personnel-related costs contributed to the majority of the increase in expense period over period, we are slowing down our hiring efforts and focusing on containing the growth rate of other expenses in an effort to manage costs in light of a worsening macroeconomic environment
Research and Development
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
Research and development expense for the year ended December 31, 2022 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses as headcount increased to support continued product innovation and as a result of our acquisition of ironSource. Amortization expense related to intangible assets acquired through our business acquisitions increased by approximately $64.0 million. The increase was further driven, to a lesser extent, by higher hosting expenses and travel and conference expenditures due to the softening of COVID-19 restrictions.

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
Sales and marketing expense for the year ended December 31, 2022 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses as headcount increased to support the growth of our sales and marketing teams and as a result of our acquisition of ironSource. Amortization expense related to intangible assets acquired through our business acquisitions increased by approximately $45.0 million. The increase for the year ended December 31, 2022 was further driven, to a lesser extent, by increased travel and conference expenditures due to the softening of COVID-19 restrictions.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, IT and administrative employees; professional fees for external legal, accounting and other professional services; and allocated overhead. We expect that our general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of revenue from period to period as we scale to support the growth of our business.
General and administrative expense for the year ended December 31, 2022 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses as headcount increased as a result of our acquisition of ironSource, as well as an increase in acquisition-related expenses of approximately $27.0 million. This increase was partially offset by a one-time charge of approximately $50.0 million for the termination of a future lease contract in 2021.
Interest Expense
Interest expense consists primarily of interest expense associated with interest accrued on our convertible debt and our amortization of convertible debt issuance costs.
Interest expense for the year ended December 31, 2022 increased, compared to the comparable prior year period, due to our debt issuance costs amortization and interest accrued on our interest-bearing convertible debt issued in 2022.
Interest Income and Other Expense, Net
Interest income and other expense, net, consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, amortization of premium arising at acquisition of short-term investments, foreign currency remeasurement gains and losses, and foreign currency transaction gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Interest income and other expense, net, for the year ended December 31, 2022 increased, compared to the comparable prior year period, primarily due to interest income earned on investments and time deposit accounts and amortization of premium related to investments.

Table of Contents	Unity Software Inc.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business. We have a valuation allowance against certain of our deferred tax assets, including NOL carryforwards and tax credits related primarily to research and development. Our overall effective income tax rate in future periods may be affected by the geographic mix of earnings in the countries in which we operate. Our future effective tax rate may also be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles in the jurisdictions in which we conduct business. See Note 13, "Income Taxes," of the Notes to Consolidated Financial Statements.
Provision for income taxes for the year ended December 31, 2022 increased primarily due to the tax expense recognized as a result of a base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory research and development capitalization under the IRC Section 174. Also, we maintained a valuation allowance against the deferred tax assets in the U.K. and China.
Following our acquisition of ironSource, the Company undertook certain tax restructuring efforts as part of the integration of the acquired business. As a result of the restructuring, we recognized $192.2 million of US federal and state deferred tax liabilities, which reduce our need for a valuation allowance in the U.S., except for timing differences that resulted in $11.6 million of income tax expense.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe the following non-GAAP measures are useful in evaluating our operating performance. We are presenting these non-GAAP financial measures because we believe, when taken collectively, they may be helpful to investors because they provide consistency and comparability with past financial performance. In the future, we may also exclude non-recurring expenses and other expenses that do not reflect our overall operating results.
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
In addition, we have used the non-GAAP financial measures below through fiscal year 2022. In fiscal year 2023, we are preparing to replace non-GAAP gross profit, non-GAAP loss from operations, non-GAAP net loss, and non-GAAP net loss per share with adjusted gross profit and adjusted EBITDA. Adjusted gross profit will be defined as gross profit excluding expenses associated with equity compensation, restructurings, depreciation, and amortization. Adjusted EBITDA will be defined as net income or loss excluding benefits or expenses associated with equity compensation, acquisitions, restructurings, interest, taxes, depreciation, and amortization. We expect to present, reconcile, and further define these measures in our first quarterly report on Form 10-Q in fiscal 2023.
Non-GAAP Gross Profit and Non-GAAP Loss from Operations
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense, employer tax related to employee stock transactions, and amortization of acquired intangible assets expense and restructuring charges. We define non-GAAP loss from operations as loss from operations excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, costs incurred in connection with the formation of Unity China, acquisition-related cost, restructuring charges, legal settlement costs, and a one-time expense for the termination of a future lease agreement.

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
Non-GAAP gross profit and non-GAAP loss from operations have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•they exclude expense associated with our equity compensation plans, although equity compensation has been, and will continue to be, an important part of our compensation strategy;
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
•non-GAAP gross profit and non-GAAP loss from operations excludes costs incurred from restructuring activities that we initiated during the year ended December 31, 2022;
•non-GAAP loss from operations excludes costs incurred from legal settlements that we anticipate recovering through insurance in a later period;
•non-GAAP loss from operations excludes expense for the termination of a future lease agreement, although there is no guarantee that the company will not incur similar expenses in the future; and
•the expenses and other items that we exclude in our calculation of non-GAAP gross profit and non-GAAP loss from operations may differ from the expenses and other items, if any, that other companies may exclude from this measure or similarly titled measures, which reduces their usefulness as comparative measures.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2022	2021
GAAP gross profit	$948,524	$856,896
Add:
Stock-based compensation expense	57,271	24,811
Employer tax related to employee stock transactions	2,587	5,434
Amortization of intangible assets expense	46,942	2,274
Restructuring charges	576	—
Non-GAAP gross profit	$1,055,900	$889,415
GAAP gross margin	68%	77%
Non-GAAP gross margin	76%	80%
The year-over-year decrease in non-GAAP gross margin was primarily due to product mix of revenues, including a lower mix from Grow Solutions and an increase of personnel-related costs to support Professional Services and Weta Digital.
The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2022	2021
GAAP loss from operations	$(882,213)	$(531,665)
Add:
Stock-based compensation expense	537,818	347,159
Employer tax related to employee stock transactions	19,859	50,574
Amortization of intangible assets expense	172,551	33,483
Costs incurred in connection with the formation of Unity China	6,138	—
Acquisition-related costs	41,465	14,803
Restructuring charges	11,008	—
Legal settlement costs	3,250	—
Lease termination expense	—	49,795
Non-GAAP loss from operations	$(90,124)	$(35,851)
The year-over-year change in our non-GAAP loss from operations was primarily due to slower revenue growth, outpaced by our operating expenses, which were driven by an increase in headcount across the entire company to support investments in the business.

Table of Contents	Unity Software Inc.
Non-GAAP Net Loss and Non-GAAP Net Loss per Share
We define non-GAAP net loss and non-GAAP net loss per share as net loss and net loss per share excluding stock-based compensation expense, employer tax related to employee stock transactions, amortization of acquired intangible assets expense, expenses associated with the termination of a future lease agreement, costs incurred in connection with the formation of Unity China, legal settlement costs, restructuring charges, and acquisition-related costs as well as the related tax effects of these items. We use non-GAAP net loss and non-GAAP net loss per share in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that these non-GAAP measures provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
Non-GAAP net loss and non-GAAP net loss per share have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•they exclude expense associated with our equity compensation plans, although equity compensation has been, and will continue to be, an important part of our compensation strategy;
•they exclude the expense of amortization of acquired intangible assets, and although these are non-cash expenses, the assets being amortized may have to be replaced in the future and non-GAAP loss from operations does not reflect cash expenditure for such replacements;
•they exclude costs incurred from restructuring activities that we initiated during the year ended December 31, 2022;
•they exclude costs incurred from legal settlement that we anticipate recovering through insurance in a later period;
•they exclude the expenses associated with the termination of a future lease agreement, although there is no guarantee that the company will not incur similar expenses in the future;
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
Income Tax Effects of Non-GAAP Adjustments
We utilize a fixed annual projected tax rate in our computation of non-GAAP income tax effects to provide better consistency across interim reporting periods. In projecting this non-GAAP tax rate, we utilize a financial projection that excludes the direct impact of the non-GAAP adjustments described above, and eliminates the effects of non-recurring and period specific items which can vary in size and frequency. The projected rate considers other factors such as our current operating structure, existing tax positions in various jurisdictions, and key legislation in major jurisdictions where we operate. For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, the non-GAAP tax rate was (18%), (22)%, and (17)%, respectively.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our non-GAAP net loss and non-GAAP net loss per share to our GAAP net loss and GAAP net loss per share, respectively, which are the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands, except per share data):

	Year Ended
	December 31,
	2022	2021
GAAP net loss	$(919,488)	$(532,607)
Add:
Stock-based compensation expense	537,818	347,159
Employer tax related to employee stock transactions	19,859	50,574
Amortization of intangible assets expense	172,551	33,483
Costs incurred in connection with the formation of Unity China	6,138	—
Acquisition-related costs	41,465	14,803
Restructuring charges	11,008	—
Legal settlement costs	3,250	—
Lease termination expense	—	49,795
Income tax effect of non-GAAP adjustments	21,254	(6,415)
Non-GAAP net loss	$(106,145)	$(43,208)

GAAP net loss per share attributable to our common stockholders, basic and diluted	$(2.96)	$(1.89)
Total impact on net loss per share, basic and diluted, from non-GAAP adjustments	2.62	1.73
Non-GAAP net loss per share attributable to our common stockholders, basic and diluted	$(0.34)	$(0.16)

Weighted-average common shares used in GAAP net loss per share computation, basic and diluted	310,504	282,195
Weighted-average common shares used in non-GAAP net loss per share computation, basic and diluted	310,504	282,195
Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities less cash used for purchases of property and equipment. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments.
Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•it is not a substitute for net cash (used in) provided by operating activities;
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
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(59,431)	$(111,449)
Less:
Purchases of property and equipment	(57,138)	(41,938)
Free cash flow	$(116,569)	$(153,387)
The year-over-year improvement in free cash flow was primarily due to the receipt of four years of license fees of approximately $200.0 million from Weta FX, which was connected to the acquisition of certain assets from Weta Digital, partially offset by the payment in 2022 of the corporate bonus for the year ended December 31, 2021, our net loss, prepayments of software licenses, and an increase in working capital as our business grows.
Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $1.6 billion, which were primarily held for working capital purposes. Our cash equivalents and short-term investments are invested primarily in fixed income securities, including government and investment-grade debt securities and money market funds.
Our material cash requirements from known contractual and other obligations consists of our convertible notes, obligations under operating leases for office space, and contractual obligations for hosting services to support our business operations. See Item 8 of Part II, "Financial Statements and Supplementary Data — Note 10 — Commitments and Contingencies" for additional discussion of our principal contractual commitments. In July 2022, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $2.5 billion of shares of our common stock in open market transactions through November 2024. As of December 31, 2022, $1.0 billion remains available for future share repurchases under this program.
In connection with the ironSource Merger in November 2022, we issued $1.0 billion in aggregate amount of 2.0% convertible notes due 2027 (the "2027 Notes"), the proceeds of which were used to fund repurchases under our share repurchase program. We previously issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2027 in November 2021 (together with the 2027 Notes, the "Notes"). See Note 9, "Borrowings," of the Notes to Consolidated Financial Statements.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $2.2 billion as of December 31, 2022. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.

Table of Contents	Unity Software Inc.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions. Our future capital requirements, however, will depend on many factors, including our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary products, teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may choose or be required to seek additional equity or debt financing sooner than we currently anticipate. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all, including as a result of macroeconomic conditions such as rising interest rates and volatility in the capital market. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Our changes in cash flows were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$(59,431)	$(111,449)	$19,913
Net cash provided by (used in) investing activities	723,228	(1,837,360)	(575,190)
Net cash provided by (used in) financing activities	(226,634)	1,721,002	1,701,455
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,926	459	673
Net change in cash, cash equivalents, and restricted cash	$439,089	$(227,348)	$1,146,851
Cash Used in Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was primarily due to payment in 2022 of the corporate bonus for our fiscal year ended December 31, 2021, our net loss, prepayments of software licenses, and an increase in working capital as our business grows, partially offset by the receipt of the prepayment of four years of license fees connected to the acquisition of certain assets from Weta Digital. Our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
Cash Provided by Investing Activities
During the year ended December 31, 2022, net cash provided by investing activities was primarily due to sales of short-term investments offset by cash used in acquisitions, non-marketable investments, and capital expenditures.
Cash Used in Financing Activities
During the year ended December 31, 2022, net cash used in financing activities consisted of cash used to repurchase and retire common stock, partially offset by net proceeds from the issuance of the 2027 Notes, capital contributions from non-controlling interest holders, and proceeds from the issuance of common stock under our employee equity plans.

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
Revenue Recognition
Subscriptions to our Create Solutions provide customers with software, embedded cloud functionality, and software updates. Significant judgment is required to determine the level of integration and interdependencies among the individual promises included in our Create Solutions subscriptions. This determination influences whether the software is a distinct and separate performance obligation that should be recognized at a point in time or whether the software should be combined with other promises and recognized over time. Given that the software and software updates are highly interdependent and interrelated, we have concluded that the two promises would be combined as a single performance obligation and recognized over time. We consider the embedded cloud functionality to be a separate performance obligation, however, its pattern of performance aligns with the software and software updates, which enables us to treat the subscription agreements as one performance obligation that is recognized ratably over the term of the agreement.
When contracts contain multiple element performance obligations, an allocation of the transaction price to each performance obligation is done based on a relative stand-alone selling price ("SSP"). Judgment is required to determine SSP. Generally, we determine SSP using observable pricing, which takes into consideration market conditions and customer specific factors. When observable pricing is not available, we use cost plus margin analysis to determine SSP.
For advertisements placed through our Grow Solutions networks, we evaluate whether we are the principal, where revenue would be reported on a gross basis, or the agent, where revenue would be reported on a net basis. This evaluation of whether to present revenue on a gross or net basis requires significant judgment. We present revenue on a gross basis for advertising sales where we are the publisher and have control of the in-app placement. Alternatively, we present revenue on a net basis for sales where we are facilitating the transaction between advertisers and publishers and do not have control over in-app placement.
Accounting for Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. Accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to: future expected revenues and cash flows from acquired intangible assets; the economic life used on acquired company’s trade name, trademark, existing customer relationship, and contractual relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our product portfolio; the expected use of the acquired intangible assets; and the discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Table of Contents	Unity Software Inc.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. Our results of current and future operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We enter into forward currency contracts to hedge our foreign currency exposure. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements.

Table of Contents	Unity Software Inc.
Item 8. Financial Statements and Supplementary Data
UNITY SOFTWARE INC.

Table of Contents	Unity Software Inc.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unity Software Inc. (the Company) as of December 31 2022, and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, revenue is recognized when the Company's contractual performance obligations are satisfied, in an amount that reflects the consideration expected. Significant judgment is required to determine the level of integration and interdependencies among the individual promises included in the Company’s Create Solutions subscriptions. This determination influences whether the software is a distinct and separate performance obligation that should be recognized at a point in time or whether the software should be combined with other promises and recognized over time. Management has concluded that the Company’s software subscription is a single combined performance obligation because the software and software updates are highly interdependent and interrelated. As such, the combined performance obligation is recognized over the contract term as the subscription is delivered.

Auditing the Company’s determination whether the promises included in the Company’s Create Solutions subscriptions should be accounted for as distinct performance obligations or as one combined performance obligation required a significant level of auditor judgment.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's determination of performance obligations. We also obtained an understanding of the Company’s Create Solutions subscriptions and tested the application of the revenue recognition accounting model to determine distinct performance obligations.

Our audit procedures also included, among others, assessing the nature, level of integration and interdependency between the software and software updates. We also assessed key assumptions related to the software and software updates with the Company’s product specialists and further reviewed information externally available on the Company’s Create Solutions subscriptions. We have also evaluated the Company’s revenue disclosures in relation to these matters.

Table of Contents	Unity Software Inc.

Valuation of Acquired Intangible Assets
Description of the Matter	As described in Note 5 to the consolidated financial statements, on November 7, 2022, the Company acquired ironSource Ltd. for total purchase consideration of $2,915.6 million, of which $1,270.0 million was allocated to the fair value of acquired intangible assets.

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
February 27, 2023

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,485,084	$1,055,776
Short-term investments	101,711	681,323
Accounts receivable, net	633,775	340,491
Prepaid expenses and other	144,070	73,520
Total current assets	2,364,640	2,151,110
Property and equipment, net	121,863	106,106
Goodwill	3,200,955	1,620,127
Intangible assets, net	1,922,234	814,386
Other assets	224,293	149,617
Total assets	$7,833,985	$4,841,346
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,221	$14,009
Accrued expenses and other	326,339	233,976
Publisher payables	445,622	237,637
Deferred revenue	218,102	140,528
Total current liabilities	1,010,284	626,150
Convertible notes	2,707,171	1,703,035
Long-term deferred revenue	103,442	15,945
Other long-term liabilities	258,959	101,825
Total liabilities	4,079,856	2,446,955
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	219,563	—
Unity Software Inc. Stockholders’ equity:
Common stock,$0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 374,243 and 292,592	2	2
Additional paid-in capital	5,779,776	3,729,874
Accumulated other comprehensive loss	(1,691)	(3,858)
Accumulated deficit	(2,249,819)	(1,331,627)
Total Unity Software Inc. stockholders’ equity	3,528,268	2,394,391
Noncontrolling interest	6,298	—
Total liabilities and stockholders’ equity	$7,833,985	$4,841,346
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$1,391,024	$1,110,526	$772,445
Cost of revenue	442,500	253,630	172,347
Gross profit	948,524	856,896	600,098
Operating expenses
Research and development	959,491	695,710	403,515
Sales and marketing	497,956	344,939	216,416
General and administrative	373,290	347,912	254,979
Total operating expenses	1,830,737	1,388,561	874,910
Loss from operations	(882,213)	(531,665)	(274,812)
Interest expense	(7,404)	(1,131)	(1,520)
Interest income and other expense, net	7,192	1,566	(3,885)
Loss before income taxes	(882,425)	(531,230)	(280,217)
Provision for (benefit from) Income taxes	37,063	1,377	2,091
Net loss	$(919,488)	$(532,607)	$(282,308)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	(1,296)	—	—
Adjustments attributable to redeemable noncontrolling interests	2,870	—	—
Net loss attributable to Unity Software Inc.	$(921,062)	$(532,607)	$(282,308)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(2.96)	$(1.89)	$(1.66)
Weighted-average shares used in computation of basic and diluted net loss per share	310,504	282,195	169,973
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(919,488)	$(532,607)	$(282,308)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	259	583	161
Change in unrealized gains (losses) on short-term investments	969	(1,023)	53
Change in unrealized gains on derivative instruments	939	—	—
Other comprehensive income (loss)	2,167	(440)	214
Comprehensive loss	$(917,321)	$(533,047)	$(282,094)
Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests:
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	(1,296)	—	—
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	560	—	—
Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	(736)	—	—
Comprehensive loss attributable to Unity Software Inc.	$(916,585)	$(533,047)	$(282,094)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
					Additional	Other		Unity Software Inc.
	Convertible Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2019	95,899,214	$686,559	123,261,024	$1	$226,173	$(3,632)	$(515,190)	$393,911	$—	$393,911
Issuance of common stock	—	—	4,545,455	—	100,000	—	—	100,000	—	100,000
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	28,750,000	—	1,417,582	—	—	1,417,582	—	1,417,582
Issuance of common stock in connection with charitable donation	—	—	750,000	—	63,615	—	—	63,615	—	63,615
Issuance of common stock from employee equity plans	—	—	12,415,153	—	34,260	—	—	34,260	—	34,260
Common stock issued in connection with acquisitions	—	—	1,103,190	—	25,380	—	—	25,380	—	25,380
Purchase and retirement of common stock	—	—	(5,000)	—	(110)	—	—	(110)	—	(110)
Issuance of convertible Series E preferred stock, net of issuance costs	6,818,182	149,970	—	—	—	—	—	149,970	—	149,970
Conversion of convertible preferred stock to common stock upon initial public offering	(102,717,396)	(836,529)	102,717,396	1	836,528	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	134,629	—	—	134,629	—	134,629
Net loss	—	—	—	—	—	—	(282,308)	(282,308)	—	(282,308)
Other comprehensive income	—	—	—	—	—	214	—	214	—	214
Balance at December 31, 2020	—	$—	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$2,037,143	$—	$2,037,143

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2021
						Accumulated
					Additional	Other		Unity Software Inc.
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2020	—	$—	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$2,037,143	$—	$2,037,143
Cumulative effect of accounting change	—	—	—	—	—	—	(1,522)	(1,522)	—	(1,522)
Issuance of common stock from employee equity plans	—	—	11,650,963	—	66,704	—	—	66,704	—	66,704
Issuance of common stock for settlement of RSUs	—	—	3,935,813	—	—	—	—	—	—	—
Common stock issued in connection with acquisitions	—	—	3,468,362	—	526,081	—	—	526,081	—	526,081
Purchase of capped calls	—	—	—	—	(48,127)	—	—	(48,127)	—	(48,127)
Stock‑based compensation expense	—	—	—	—	347,159	—	—	347,159	—	347,159
Net loss	—	—	—	—	—	—	(532,607)	(532,607)	—	(532,607)
Other comprehensive loss	—	—	—	—	—	(440)	—	(440)	—	(440)
Balance at December 31, 2021	—	$—	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391	$—	$2,394,391

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2022
						Accumulated		Total
					Additional	Other		Unity
	Convertible Preferred Stock		Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2021	—	$—	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391	$—	$2,394,391
Issuance of common stock from employee equity plans	—	—	5,119,859	—	63,493	—	—	63,493	—	63,493
Issuance of common stock for settlement of RSUs	—	—	6,545,464	—	—	—	—	—	—	—
Common stock issued in connection with acquisitions	—	—	112,716,696	—	2,932,228	—	—	2,932,228	—	2,932,228
Purchase and retirement of common stock	—	—	(42,731,179)	—	(1,500,000)	—	—	(1,500,000)	—	(1,500,000)
Stock‑based compensation expense	—	—	—	—	549,671	—	—	549,671	—	549,671
Capital contribution from minority interest holder	—	—	—	—	7,380	—	—	7,380	6,387	13,767
Net loss, including adjustment to redeemable noncontrolling interests	—	—	—	—	(2,870)	—	(918,192)	(921,062)	(89)	(921,151)
Other comprehensive income	—	—	—	—	—	2,167	—	2,167	—	2,167
Balance at December 31, 2022	—	$—	374,243,196	$2	$5,779,776	$(1,691)	$(2,249,819)	$3,528,268	$6,298	$3,534,566
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(919,488)	$(532,607)	$(282,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,576	64,567	42,974
Common stock charitable donation expense	—	—	63,615
Stock-based compensation expense	550,065	347,159	134,629
Other	21,418	13,843	3,246
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(9,548)	(65,151)	(63,294)
Prepaid expenses and other	(21,719)	(22,014)	(22,116)
Other assets	40,096	5,157	16,351
Accounts payable	(17,574)	2,022	(2,526)
Accrued expenses and other	(1,041)	31,767	94,639
Publisher payables	(50,242)	55,368	44,605
Other long-term liabilities	(29,790)	(27,313)	(47,310)
Deferred revenue	166,816	15,753	37,408
Net cash used in operating activities	(59,431)	(111,449)	19,913
Investing activities
Purchases of short-term investments	(150,911)	(519,698)	(482,453)
Proceeds from sales of short-term investments	436,293	—	—
Proceeds from principal repayments and maturities of short-term investments	387,453	308,957	1,644
Purchases of non-marketable investments	(15,000)	(4,600)	(1,000)
Sales of non-marketable investments	1,000	—	—
Purchases of property and equipment	(57,138)	(41,938)	(40,156)
Acquisition of intangible assets	—	—	(750)
Business acquisitions, net of cash acquired	121,531	(1,580,081)	(52,475)
Net cash provided by (used in) investing activities	723,228	(1,837,360)	(575,190)
Financing activities
Proceeds from issuance of convertible notes	1,000,000	1,725,000	—
Purchase of capped calls	—	(48,127)	—
Proceeds from revolving loan facility	—	—	125,000
Payment of principal related to revolving loan facility	—	—	(125,000)
Payment of debt issuance costs	(379)	(22,575)	(247)
Capital contribution from noncontrolling interest holders	210,252	—	—
Proceeds from initial public offering, net of underwriting discounts, commissions, and offering costs	—	—	1,417,582
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	149,970
Proceeds from issuance of common stock	—	—	100,000
Repurchase and retirement of common stock	(1,500,000)	—	(110)
Proceeds from issuance of common stock from employee equity plans	63,493	66,704	34,260
Net cash (used in) provided by financing activities	(226,634)	1,721,002	1,701,455

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,926	459	673
Increase (decrease) in cash, cash equivalents, and restricted cash	439,089	(227,348)	1,146,851
Cash and restricted cash, beginning of period	1,066,599	1,293,947	147,096
Cash, cash equivalents, and restricted cash, end of period	$1,505,688	$1,066,599	$1,293,947

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$110	$1,393
Cash paid for income taxes, net of refunds	$25,206	$5,651	$19,956
Cash paid for operating leases	$28,463	$29,811	$29,336
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business and asset acquisitions	$2,932,296	$526,081	$25,380
Assets acquired under operating lease	$20,699	$18,507	$24,647
The below table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown on the consolidated statements of cash flows (in thousands):

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$1,485,084	$1,055,776	$1,272,578
Restricted cash, included in other assets	20,604	10,823	21,369
Total cash, cash equivalents, and restricted cash	$1,505,688	$1,066,599	$1,293,947
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies
Description of Business
We provide a comprehensive set of software solutions to create, run and monetize interactive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices, among others.
We are headquartered in San Francisco, California and have operations in the United States, Denmark, Israel, Belgium, Canada, China, Colombia, Czech Republic, Finland, France, Germany, Ireland, Japan, Lithuania, Portugal, Singapore, South Korea, Spain, Sweden, Switzerland, the U.K., and the United Arab Emirates.
We market our solutions directly through our online store and field sales operations in North America, Denmark, China, Finland, the U.K., Germany, Israel, Japan, Singapore, South Korea, and Spain, and indirectly through independent distributors and resellers worldwide.
Basis of Presentation and Consolidation
We prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of Unity Software Inc., its wholly owned subsidiaries, and entities consolidated under the voting interest model. We have eliminated all intercompany balances and transactions. In our opinion, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, cash flows, and stockholders’ equity. All such adjustments are of a normal, recurring nature.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates include, but are not limited to, revenue recognition, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the fair value of tangible and intangible assets acquired and liabilities assumed through business combinations, the fair value of redeemable noncontrolling interests, the fair value of equity awards assumed and replaced in connection with the acquisition of ironSource, and customer life for capitalized commissions. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
Revenue Recognition
Revenue is measured based on the amount of consideration that we expect to receive from our customers. Revenue excludes sales and indirect taxes. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price ("SSP"). We generally determine SSP based on observable pricing. When observable pricing is not available, we use cost plus margin analysis to determine SSP.
During the fourth quarter of 2022, we completed our acquisition of ironSource. This resulted in adjustments to our internal reporting structure to focus on two complementary and interconnected solutions: (1) Create Solutions and (2) Grow Solutions.

Table of Contents	Unity Software Inc.
Create Solutions
Create Solutions are a combination of software and services that enable customers to edit, run, and iterate real-time 2D and 3D experiences. Revenue is primarily derived from Create Solution Subscriptions, Enterprise Support, Professional Services, and Cloud and Hosting services.
Create Solutions subscriptions provide customers with software, embedded cloud functionality, and software updates. As the software and software updates are highly interdependent and interrelated and these services have the same pattern of performance as the embedded cloud functionality, we combine these promises and account for them as a single performance obligation that is recognized over time. Enterprise customers may purchase an enhanced support offering ("Enterprise Support") that is sold separately and is considered its own performance obligation. Create Solutions subscriptions and enterprise support typically have a term of one to five years and are billed in monthly, quarterly and annual installments, and recognized ratably over the service period.
Professional services revenue is primarily composed of consulting, platform integration, training, and custom application and workflow development. Revenue is recognized as services are rendered. We typically invoice our customers on a milestone basis or when promised services are delivered.
Our Cloud and Hosting service arrangements are based on a fixed fee or consumption-based model. For fixed fee arrangements revenue is recognized ratably over the contractual service term as our obligations are generally fulfilled evenly throughout the hosting period. For consumption-based arrangements, we recognize revenue as services are provided.
Grow Solutions
Grow Solutions revenue primarily consists of advertising services provided through our monetization solutions that allow publishers, which include mobile application developers, original equipment manufacturers ("OEM") and mobile carriers to sell available advertising inventory on their mobile applications or hardware devices to advertisers for in-app or on-device placements. We present revenue on a net basis for sales where we are facilitating the transaction between advertisers and publishers and do not have control over in-app or on-device placement and on a gross basis for advertising sales where we are the publisher and have control of the in-app or on-device placement. Advertising revenue is recognized at a point in time when the agreed upon action is completed or when the advertisement is displayed to users.
Cost of Revenue
Cost of revenue for the delivery of software services, professional services, and advertising consists primarily of hosting expenses, personnel costs (including salaries, stock-based compensation, and benefits) for employees associated with our product support and professional services organizations, credit card fees, third-party license fees, and allocated shared costs, including facilities, IT, and security costs, as well as amortization of related capitalized software costs and depreciation of related property and equipment and amortization if acquired intangible assets.
Stock-Based Compensation
Stock-based compensation expense related to our employees and non-employee directors is calculated based on the fair value on the grant date. For restricted stock units ("RSUs"), fair value is based on the closing price of our common stock on the grant date.

Table of Contents	Unity Software Inc.
The fair value of stock options and purchases made under the 2020 Employee Stock Purchase Plan ("2020 ESPP") is estimated using the Black-Scholes pricing model. This model requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of our common stock, expected dividend yield, and a risk-free interest rate. Options granted during the year have a maximum contractual term of ten years. We have limited historical stock option activity and therefore estimate the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options and employee stock purchase plan ("ESPP") purchases are based upon our historical volatility and the historical volatility of a number of publicly traded companies in similar industries over similar durations. We have historically not declared or paid any dividends and do not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury ("U.S. Treasury") yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options and ESPP purchases.
The fair value of price-vested units ("PVUs"), which are RSUs that contain both service-based and market-based vesting conditions, is estimated using the Monte Carlo simulation model and is based on the closing stock price of our common stock on the grant date modified to reflect the impact of the market-based vesting condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions.
In connection with the acquisition of ironSource, we estimated the fair value of the assumed equity awards using a binomial lattice model. The assumed equity awards relating to future services is being recognized over the remaining service period.
We recognize stock-based compensation expense for RSUs, stock options, and PVUs, on a straight-line basis, over the requisite service period, generally, a vesting period of one year to four years. We recognize stock-based compensation expense related to the 2020 ESPP on a straight-line basis over the offering period. We do not estimate forfeitures but instead account for them as they occur.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Our cash equivalents include money market funds, time deposits, and commercial paper.
As of December 31, 2022 and 2021, restricted cash was $20.6 million and $10.8 million, respectively. Restricted cash consists of secured letters of credit issued in connection with our operating leases and other amounts held in escrow. Restrictions typically lapse at the end of the lease term, and restricted cash is classified as current or non-current based on the remaining term of the restriction.
Short-term Investments
Our short-term investments consist of investments in short-term deposits, U.S. treasury securities, asset-backed securities, corporate bonds, commercial paper, and supranational bonds. We classify our investments in debt securities as available-for-sale at the time of purchase. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the consolidated balance sheets. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in our consolidated balance sheets. During the year ended December 31, 2022, we sold the entirety of our available-for-sale debt securities portfolio.

Table of Contents	Unity Software Inc.
Accounts Receivable
Accounts receivable are recorded at the original amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our consolidated statements of operations. As of December 31, 2022 and 2021, the allowance for uncollectible amounts was $9.4 million and $5.4 million, respectively.
Credit Risk and Concentrations
Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We place our domestic and foreign cash and cash equivalents, as well as our short-term investments, with large, creditworthy financial institutions. Balances in these accounts may exceed federally insured limits at times.
In general, we do not require our customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs credit evaluations of our customers’ financial condition, as warranted, and continually analyzes the allowance for doubtful accounts, which we maintain based upon the expected collectability of accounts receivable.
As of December 31, 2022 and 2021, no individual customer represented 10% or more of the aggregate receivables. For the years ended December 31, 2022, 2021, and 2020, no individual customer represented 10% or more of total revenue.
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Our other comprehensive loss includes unrealized gains and losses on available-for-sale investments, derivative instruments, and foreign currency translation adjustment.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization, computed using the straight-line method based on the estimated useful lives of the assets, which is generally three years for computer and other hardware and five years for furniture. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the lease. Software licenses are amortized over the shorter of their estimated useful life or license term, which is generally three to five years.
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
Leases
Primarily all of our leases have been categorized as operating leases at inception. On certain of our lease agreements, we may receive rent holidays and other incentives provided by the landlord. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Additionally, incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the non-cancellable term of the lease.
We establish assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated retirement costs.
Convertible Senior Notes and Capped Call Transactions
We account for each issuance of our Convertible Senior Notes as single liabilities measured at their amortized cost. Interest expense related to the amortization of debt issuance costs are recorded in other income and expense.
We record the cost of capped call transactions as a reduction of our additional paid-in capital on our consolidated balance sheets. Capped call transactions will not be remeasured as long as they continue to meet the conditions for equity classification.
Goodwill and Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Intangible assets, with the exception of certain contractual relationships, that have a finite life are amortized on a straight-line basis over their estimated useful lives, which typically range from three to six years. Certain contractual relationships are amortized using an accelerated method of amortization, which reflects the pattern in which the economic benefits from the intangible assets are expected to be recognized.
On an annual basis, we evaluate the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining amortization period. No changes to the useful lives of our intangible assets were deemed necessary during the years ended December 31, 2022, 2021, and 2020 based on management's evaluation.
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
The amount of capitalized software costs and capitalized implementation costs was $5.7 million and $5.9 million, respectively, during the year ended December 31, 2022 and $1.2 million and $4.7 million, respectively, during the year ended December 31, 2021. Capitalized software costs are included in property and equipment, net, on the consolidated balance sheets. The current portion of capitalized implementation costs are included in prepaid expenses on the consolidated balance sheets, and the non-current portion of capitalized implementation costs are included in other assets on the consolidated balance sheets.
Research and development costs related to internally developed software, which consist primarily of software development costs, are expensed as incurred. Based upon our product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have not been significant. Therefore, all product development costs have been charged to research and development expense.
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
There were no material impairments of capitalized software costs, capitalized implementation costs, intangible assets, long-lived assets, or goodwill during the years ended December 31, 2022, 2021, and 2020.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

Table of Contents	Unity Software Inc.
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
Warranties and Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2022 and 2021, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
We generally do not offer warranties for our software products. With certain customers, we will warrant that our software products will operate without material error and/or substantially in conformity with product documentation. We have not experienced any warranty claims to date, and no liabilities have been recorded as of December 31, 2022 and 2021.

Table of Contents	Unity Software Inc.
Advertising Costs
Advertising costs are expensed as incurred as a component of sales and marketing expense in the consolidated statements of operations. Advertising expense was approximately $18.8 million, $24.2 million, and $12.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
2. Revenue
The table below presents our revenue (in thousands) disaggregated by source, which also have similar economic characteristics. Our results for the years ended December 31, 2022, 2021, and 2020 have been adjusted to align with our focus on Create and Grow Solutions by including annual revenue of approximately $82.7 million, $74.8 million, and $70.0 million, respectively, related to Strategic Partnerships and Other in Create Solutions and moving annual revenue of approximately $125.6 million, $105.5 million, and $71.4 million, respectively, related to Unity Games Services from Operate Solutions to Create Solutions.

	Year Ended December 31,
	2022	2021	2020
Create Solutions	$716,078	$506,920	$372,717
Grow Solutions	674,946	603,606	399,728
Total revenue	$1,391,024	$1,110,526	$772,445
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$348,238	$266,825	$197,343
Greater China (1)	185,758	169,330	111,037
EMEA (2)	488,761	414,902	279,344
APAC (3)	327,433	222,348	149,527
Other Americas (4)	40,834	37,121	35,194
Total revenue	$1,391,024	$1,110,526	$772,445
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA").
(3)    Asia-Pacific, excluding Greater China ("APAC").
(4)    Canada and Latin America ("Other Americas").
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight line method over the expected period of benefit, which is generally three years. As of December 31, 2022, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $8.8 million and $5.3 million, respectively. As of December 31, 2021, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $7.9 million and $8.7 million, respectively.
For the years ended December 31, 2022 and 2021, we recorded amortization costs of $9.4 million and $5.6 million, respectively, in sales and marketing expenses. We did not incur any impairment losses for the years ended December 31, 2022 and 2021.

Table of Contents	Unity Software Inc.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables) included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $37.5 million and $28.3 million as of December 31, 2022 and 2021, respectively.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the year ended December 31, 2022 that was included in the deferred revenue balances at January 1, 2022 was $137.4 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized were $620.0 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $266.5 million or 43% of this revenue during the next 12 months.
3. Financial Instruments
Restricted cash, cash equivalents, and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
The following table summarizes, by major security type, our restricted cash, cash equivalents, and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of December 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$20,604	$—	$—	$20,604
Money market funds	373,619	—	—	373,619
Time deposits	412,125	—	—	412,125
Total restricted cash and cash equivalents	$806,348	$—	$—	$806,348

Short-term investments:
Short-term deposits	$101,711	$—	$—	$101,711
Total short-term investments	$101,711	$—	$—	$101,711

Table of Contents	Unity Software Inc.
Cash equivalents and short-term investments consisted of the following as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$10,823	$—	$—	$10,823
Money market funds	73,138	—	—	73,138
Total restricted cash and cash equivalents	$83,961	$—	$—	$83,961

Level 2:
Short-term investments:
Commercial paper	$59,792	$—	$—	$59,792
Asset-backed securities	40,965	—	(23)	40,942
Corporate bonds	237,735	20	(353)	237,402
U.S. treasury securities	272,678	1	(379)	272,300
Supranational bonds	71,121	1	(235)	70,887
Total short-term investments	$682,291	$22	$(990)	$681,323
We did not recognize any credit losses related to our available-for-sale debt securities during the years ended December 31, 2022 and 2021.
There were no material realized or unrealized gains or losses, either individually or in the aggregate, during the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, we sold the entirety of our available-for-sale debt securities portfolio.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. At December 31, 2022, equity investments totaled $31.1 million. Approximately $15.6 million of these equity investments were measured at cost. As part of the merger with ironSource, $15.5 million of these equity investments were measured at fair value using the market approach.

Table of Contents	Unity Software Inc.
4. Investment in Unity China
In August 2022, we formed a company in China ("Unity China") to perform research and development activities and to facilitate commercialization in the Greater China region. Upon formation, we agreed to sell to third-party investors an ownership interest of approximately 20.5% in Unity China for cash consideration of $196.5 million. Under the agreement and pursuant to certain conditions that include successfully completing an initial public offering of Unity China at a valuation greater than $3.6 billion, the investors have the option to require us to repurchase their interest at a redemption value based on the greater of Unity China's then current equity fair value or a guaranteed floor value in the aggregate amount of $278.0 million. The redeemable noncontrolling interests are initially measured at its issuance date fair value and then adjusted for its proportionate net income or loss and accreted to its estimated redemption value through the applicable redemption date, which is August 2027. We valued the combination of the investors' equity interest in Unity China and their redemption right at approximately $217.9 million. The investors' equity interest was valued using a discounted cash flow analysis and market approach. The redemption right was valued using the Black-Scholes option-pricing model adjusted for probabilities of successfully completing an initial public offering. The difference between the fair value of the redeemable noncontrolling interests and cash consideration received was recognized as a customer incentive, as the equity interest holders are also customers. The customer incentive will be amortized against revenue over the five-year term of the redemption right.
Subsequent and contingent to the initial investment from third-party investors, a management investor contributed $14.4 million for an ownership interest of 1.5% with no redemption rights.
The results of Unity China are included in our consolidated financial statements and were not material for the year ended December 31, 2022, and the redeemable noncontrolling interests are recorded as temporary equity on our consolidated balance sheet.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

December 31, 2022
Balance at beginning of period	$—
Initial fair value measurement of investors' equity interest and redemption right	217,900
Net loss attributable to redeemable noncontrolling interests	(1,207)
Adjustments for redeemable noncontrolling interests	2,870
Balance at end of period	$219,563
5. Acquisitions
The revenue and earnings of the acquired businesses have been included in our results from the respective dates of the acquisitions and, other than the ironSource Merger, were not material to our consolidated financial statements in the year of acquisition.
The total purchase price allocated to the net assets acquired is assigned based on the fair values as of the date of acquisition. The fair value assigned to identifiable intangible assets acquired was determined using the income approach and the cost approach. The identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives, as this best approximates the benefit period related to these assets.
The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, is recorded as goodwill. Goodwill is not subject to amortization and it typically is not deductible for U.S. income tax purposes.
For 2022, the fair values of assets acquired and liabilities assumed, including current income taxes payable and deferred taxes, may change over the measurement period as additional information is received and certain tax returns are finalized. Accordingly, the provisional measurements of fair value of the current income taxes payable and deferred taxes are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the respective acquisition dates.

Table of Contents	Unity Software Inc.
2022 Acquisitions
ironSource Ltd.
On November 7, 2022, we completed the acquisition of ironSource, a leading business platform for the app economy. The purchase consideration was payable through the issuance of 112,547,375 shares of our common stock valued at approximately $2.8 billion, and assumed 17,326,341 equity awards valued at approximately $126.7 million for services rendered through the acquisition date. Total purchase consideration transferred was approximately $2.9 billion. We recorded $33.0 million in transaction costs associated with the acquisition for the year ended December 31, 2022. These costs were recorded within general and administrative expenses.
The revenue and earnings of the acquired business have been included in our results since the acquisition date.The revenue and income related to ironSource were $120.3 million and $5.4 million, respectively, for the year ended December 31, 2022.The following table summarizes the consideration paid for ironSource and the estimated fair values of the assets acquired at the acquisition date (in thousands):

Consideration:
Common stock issued	$2,788,924
Assumed equity awards	126,700
Fair value of total consideration transferred	$2,915,624
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$138,216
Accounts receivable	292,670
Prepaid expenses and other	44,457
Property, plant, and equipment	7,063
Intangible assets, net	1,270,000
Short term investments	103,831
Other assets	66,951
Accounts payable	(25,681)
Accrued expenses and other	(99,419)
Publisher payables	(258,227)
Deferred revenue	(1,325)
Other long-term liabilities	(165,996)
Total identifiable net assets assumed	1,372,540
Goodwill (1)	1,543,084
Total	$2,915,624
(1)    Goodwill reflects the expected future benefits of certain synergies and acquired assembled workforce, which does not qualify for separate recognition as an identifiable intangible asset. The goodwill balance is not subject to amortization and is not deductible for U.S. income tax purposes.

Table of Contents	Unity Software Inc.
MindKick, Inc.
On January 28, 2022, we completed the purchase of MindKick, Inc. ("MindKick") for a total purchase consideration of approximately $46.6 million. This consideration included a combination of approximately $26.7 million in cash and the issuance of 169,321 shares of our common stock valued at approximately $16.1 million. An additional 42,330 shares of our common stock subject to a service-based vesting condition were granted to certain employees of Mindkick; these shares of common stock are accounted for outside of the business combination and will be recognized as post-combination expense. MindKick provides 2D game creation tools and game templates with the goal of providing consumers the ability to create, play, and share their own 2D games on mobile. Prior to the completion of the acquisition, we held a minority investment in MindKick that we accounted for using the equity method of accounting. In circumstances where a business combination is achieved in stages, previously-held equity interests are remeasured at fair value. The remeasured fair value assigned to the previously-held equity interest in MindKick of $3.7 million approximates cost, and therefore, no gain or loss was recognized. The identifiable assets and liabilities acquired are primarily $37.0 million in goodwill, $7.5 million in intangible assets, $2.8 million in cash, and ($0.7 million) in other net assets and liabilities. The transaction costs associated with the acquisition are not material. The revenue and earnings of the acquired business have been included in our results since the acquisition date and are not material to our consolidated results.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the consolidated results of ironSource for the years ended December 31, 2022 and 2021, giving effect to the acquisition as if it had occurred on January 1, 2021, and combines the historical financial results of ironSource. The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition. The pro forma financial information includes adjustments to amortization for intangible assets acquired and acquisition costs. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, future revenues, regulatory matters, or any anticipated synergies, operating efficiencies, or cost savings that may be associated with the acquisition. Consequently, actual results will differ from the unaudited pro forma financial information presented below (in thousands):

	Year Ended December 31,
	2022	2021
Unaudited pro forma financial information
Pro forma revenue	$2,016,557	$1,660,432
Pro forma net loss	$(983,563)	$(804,318)
Pro forma results of operations for the other acquisitions have not been presented because they are not material to the consolidated statements of operations and comprehensive loss, either individually or in the aggregate.
2021 Acquisitions
During the year ended December 31, 2021, we completed the acquisitions of certain companies for a total purchase consideration of approximately $2.1 billion payable in cash and stock. The purchase consideration was primarily allocated to goodwill of approximately $1.3 billion and intangible assets of approximately $790.2 million. These acquisitions were strategic in nature as they enhanced our product offerings. The revenue and earnings of the acquired businesses have been included in our results since the acquisition date.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated statements of operations.

Table of Contents	Unity Software Inc.
6. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations.
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 (in thousands):

Balance as of December 31, 2020	$286,251
Goodwill acquired	1,334,074
Measurement period adjustment	(198)
Balance as of December 31, 2021	1,620,127
Goodwill acquired	1,579,936
Measurement period adjustment	892
Balance as of December 31, 2022	$3,200,955
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of December 31, 2022
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	7.3	$1,239,431	$(137,782)	$1,101,649
Customer relationships	3.9	621,326	(53,243)	568,083
Trademark	4.5	110,567	(17,273)	93,294
Contractual relationship	8.0	200,000	(40,792)	159,208
Total intangible assets		$2,171,324	$(249,090)	$1,922,234

	As of December 31, 2021
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	8.8	$580,204	$(52,811)	$527,393
Customer relationships	2.9	50,171	(16,980)	33,191
Trademark	5.7	60,557	(3,937)	56,620
Contractual relationship	8.0	200,000	(2,818)	197,182
Total intangible assets		$890,932	$(76,546)	$814,386
(1)    Based on weighted-average useful life established as of the acquisition date.
The following table presents the amortization of finite-lived intangible assets included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$172,551	$33,483	$17,755

Table of Contents	Unity Software Inc.
As of December 31, 2022, the estimated future amortization of finite-lived intangible assets for each of the next five years and thereafter was as follows (in thousands):

2023	$394,582
2024	404,639
2025	360,835
2026	307,580
2027	454,598
Thereafter	—
Total	$1,922,234
7. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	December 31, 2022	December 31, 2021
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$99,868	$84,006
Computer and other hardware	96,829	74,953
Furniture	30,046	27,916
Internally developed and purchased software	8,264	4,957
Vehicles	38	—
Construction in progress	10,442	12,075
Total gross property and equipment	245,487	203,907
Accumulated depreciation and amortization (1)	(123,624)	(97,801)
Property and equipment, net	$121,863	$106,106
(1)    The following table presents the depreciation and amortization of property and equipment included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization expense	$39,025	$31,084	$25,219

Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	December 31, 2022	December 31, 2021
United States	$32,172	$36,718
Canada	33,639	31,498
United Kingdom	12,944	15,011
EMEA, excluding United Kingdom (1)	22,336	12,587
Other (1)	12,243	8,297
Total long-lived assets, net	$113,334	$104,111
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	December 31, 2022	December 31, 2021
Accrued expenses and other:
Accrued expenses	$107,075	$85,281
Accrued compensation	121,654	83,936
Income and other taxes payable	97,610	64,759
Accrued expenses and other	$326,339	$233,976
8. Leases
We have operating leases for offices which have remaining lease terms of up to nine years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease for up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Operating lease expense	$31,707	$29,153
Short-term lease expense	1,317	728
Variable lease expense	5,528	5,048
Sublease income	(221)	(325)
Total lease expense	$38,331	$34,604

Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	December 31, 2022	December 31, 2021
Operating lease assets	Other assets	$120,535	$98,393

Current operating lease liabilities	Accrued expenses and other	$34,469	$23,729
Long-term operating lease liabilities	Other long-term liabilities	107,776	92,539
Total operating lease liabilities		$142,245	$116,268
As of December 31, 2022, our operating leases had a weighted-average remaining lease term of 5.0 years and a weighted-average discount rate of 4.0%. As of December 31, 2021, our operating leases had a weighted-average remaining lease term of 5.9 years and a weighted-average discount rate of 4.3%.
As of December 31, 2022, our lease liabilities were as follows (in thousands):

Operating Leases (1)
Gross lease liabilities	$157,097
Less: imputed interest	(14,852)
Present value of lease liabilities	$142,245
(1)    Excludes future minimum payments for leases which have not yet commenced as of December 31, 2022.
As of December 31, 2022, we had entered into leases that have not yet commenced with future minimum lease payments of $40.1 million that are not yet reflected on our consolidated balance sheets. These operating leases will commence in 2023 with lease terms of approximately five to ten years.
9. Borrowings
Convertible Notes
2027 Notes
In November 2022, we issued the 2027 Notes. The closing of the issuance and sale of the 2027 Notes (the "PIPE") occurred promptly following the closing of the ironSource Merger, pursuant to an indenture dated November 8, 2022 (the “Indenture”). Proceeds from the issuance of the 2027 Notes were approximately $1.0 billion, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the straight-line method, which approximates the effective interest method.
The 2027 Notes are general unsecured obligations which bear regular interest of 2.0%. We may elect for additional interest to accrue on the 2027 Notes as the sole remedy for any failure by us to comply with certain reporting requirements under the Indenture. Holders of the 2027 Notes may receive additional interest under specified circumstances as outlined in the Indenture. Additional interest, if any, will be payable in the same manner as the regular interest, which is semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The 2027 Notes will mature on November 15, 2027 unless earlier converted, redeemed, or repurchased.
The 2027 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 20.4526 shares of common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $48.89 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture governing the 2027 Notes.

In connection with a make-whole fundamental change, as defined in the Indenture, or in connection with certain corporate events that occur prior to the maturity date or a notice of redemption, in each case as described in the Indentures, we will increase the conversion rate for a holder of the 2027 Notes who elects to convert its 2027 Notes in connection with such a corporate event or during the related redemption period in certain circumstances. Additionally, in the event of a fundamental change, subject to certain limitations described in the Indenture, holders of the 2027 Notes may require us to repurchase all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of 2027 Notes to be repurchased, plus any accrued and unpaid additional interest, if any, to, but excluding, the fundamental change repurchase date.
We accounted for the issuance of the 2027 Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
The table below summarizes the principal and unamortized debt issuance cost for the 2027 Notes (in thousands):

As of
December 31, 2022
Convertible note:
Principal	$1,000,000
Unamortized debt issuance cost	(368)
Net carrying amount	$999,632
Interest expense on the 2027 Notes related to regular interest was $2.9 million and interest expense related to the amortization of debt issuance costs was immaterial for the year ended December 31, 2022.
As of December 31, 2022, no holders of the 2027 Note have exercised the conversion rights, and the if-converted value of the 2027 Notes did not exceed the principal amount.
2026 Notes
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

The table below summarizes the principal and unamortized debt issuance cost for the 2026 Notes (in thousands):

As of
December 31, 2022
Convertible note:
Principal	$1,725,000
Unamortized debt issuance cost	(17,461)
Net carrying amount	$1,707,539
Interest expense related to the amortization of debt issuance costs was $4.5 million for the year ended December 31, 2022 and $0.5 million for the year ended December 31, 2021.
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
The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price described above. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital on our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2022, the Capped Call Transactions were not in the money and met the conditions for equity classification.
10. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of December 31, 2022 (in thousands):

	Total	2023	2024-2025	2026-2027	Thereafter
Operating leases	$157,097	$39,272	$63,226	$32,806	$21,793
Purchase commitments (2)	947,953	234,317	494,759	218,877	—
Convertible notes (3)	2,725,000	—	—	2,725,000	—
Total	$3,830,050	$273,589	$557,985	$2,976,683	$21,793
(1)    The operating lease obligation consists of obligations for real estate
(2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    Convertible notes due 2026 and 2027. See Note 9, "Borrowings," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
We expect to meet our remaining commitment.

Table of Contents	Unity Software Inc.
Legal Matters
In the normal course of business, we are subject to various legal matters. We accrue a liability when management believes that it is both probable that a liability has been incurred and that the amount of loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Legal costs related to such potential losses are expensed as incurred. In addition, recoveries are shown as a reduction in legal costs in the period in which they are realized. With respect to our outstanding matters, based on our current knowledge, we believe that the resolution of such matters will not, either individually or in aggregate, have a material adverse effect on our business or our consolidated financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.
We are currently subject to a putative class action complaint and related derivative claims, which we believe is without merit and intend to vigorously defend against. See Part I, Item 3. "Legal Proceedings" for additional information regarding the class action complaint.
Letters of Credit
We had $20.6 million and $10.8 million of secured letters of credit outstanding as of December 31, 2022 and 2021, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our consolidated balance sheets.
11. Stockholders’ Equity and Employee Compensation Plans
Stockholders' Equity
Employee Compensation Plans
Stock Award Plans
Our stock compensation plans allow us to grant or assume through acquisition stock options and RSUs, including PVUs, to employees and non-employee directors.
As of December 31, 2022, we had reserved a total of 99.3 million shares of common stock under our collective compensation plans, of which 25.5 million were available for future grant.
Employee Stock Purchase Plan
We offer an ESPP that permits employees to purchase shares of our common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on (i) the first day of an offering or (ii) on the date of purchase. No participant may purchase more than 1,000 shares of common stock in any one offering period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.
The maximum number of shares of our common stock that may be issued under our 2020 ESPP is 10.9 million shares, of which 10.3 million were available for issuance as of December 31, 2022.

Share Repurchase Program
In July 2022, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $2.5 billion of shares of our common stock through November 2024. Under the Share Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Share Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified, or discontinued at any time without prior notice. In 2022, we repurchased 42.7 million shares of common stock under our Share Repurchase Program in open market transactions for an aggregate purchase price of $1.5 billion. As of December 31, 2022, $1.0 billion remained available for future share repurchases under the Share Repurchase Program.
Employee 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. U.S. full-time employees qualify for participation in the plan. Contribution to the plan is under our discretion. For the years ended December 31, 2022, 2021, and 2020, we contributed and expensed $10.8 million, $9.1 million, and $6.8 million, respectively, to the plan.
Defined Contribution Pension Plan
For other operations outside the United States, we have a defined contribution pension plan. We contribute up to 10% of total salary into the plan annually when employees contribute to the plan. For the years ended December 31, 2022, 2021, and 2020, we contributed and expensed $24.7 million, $18.3 million, and $10.6 million, respectively, to the plan.
12. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees on our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$57,309	$24,811	$10,626
Research and development	283,312	165,604	66,038
Sales and marketing	118,173	70,663	23,769
General and administrative	91,271	86,081	34,196
Total stock-based compensation expense	$550,065	$347,159	$134,629
Unrecognized compensation expense is as follows (in thousands, except for weighted-average remaining vesting period):

	December 31, 2022
	Unrecognized Compensation Expense	Weighted-Average Remaining Vesting Period (In Years)
Outstanding stock options	$124,265	1.93
Unvested RSUs and PVUs	$1,671,647	3.07
2020 ESPP	$1,542	0.17
In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.

Table of Contents	Unity Software Inc.
Stock Options
A summary of our stock option activity is as follows:

	Options Outstanding (1)
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2020	40,457,875	$8.03	6.87
Granted	1,325,352	$107.10
Exercised	(11,650,963)	$5.72
Forfeited, cancelled, or expired	(906,223)	$13.23
Balance as of December 31, 2021	29,226,041	$13.28	6.26
Granted	11,835,061	$26.68
Exercised	(4,512,850)	$6.69
Forfeited, cancelled, or expired	(829,449)	$35.06
Balance as of December 31, 2022	35,718,803	$18.05	5.60
Exercisable as of December 31, 2022	26,628,522	$11.25	4.87
(1)    Includes assumed equity awards from the ironSource Merger.
A summary of intrinsic and fair values of our stock options is as follows (in thousands, except fair value amounts):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Aggregate pretax intrinsic value of stock options exercised (1)	$274,956	$1,394,721	$441,000
Weighted-average grant-date fair value of stock options granted	$7.54	$39.05	$10.66
Fair value of stock options vested	$51,962	$48,918	$44,100
(1)    The intrinsic value is the difference between the estimated fair value of our common stock on the date of exercise and the exercise price for in-the-money options.
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Expected dividend yield	—	—	—
Risk-free interest rate	1.7% - 3.8%	0.9% - 1.3%	0.4% - 0.6%
Expected volatility	33.3% - 52.2%	32.9% - 36.2%	33.8% - 36.3%
Expected term (in years)	6.25	6.25	6.00
Fair value of underlying common stock	$36.17 - $89.01	$100.60 - $152.34	$22.00 - $152.00

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our RSU, including PVU, activity is as follows:

	Unvested Restricted Stock Units (1)
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	9,561,791	$53.79
Granted	8,060,505	$112.11
Vested	(3,131,986)	$58.23
Forfeited	(793,474)	$73.36
Unvested as of December 31, 2021	13,696,836	$85.96
Granted	33,548,745	$39.12
Vested	(6,549,420)	$70.54
Forfeited	(2,590,699)	$71.35
Unvested as of December 31, 2022	38,105,462	$48.37
(1)    Includes assumed equity awards from the ironSource Merger.
The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2022, 2021, and 2020 was $322.5 million, $442.1 million, and $85.9 million, respectively. No PVUs have vested during the year ended December 31, 2022.
Price-Vested Units
In October 2022, our board of directors granted to certain of our executive officers a total of 989,880 PVUs for which vesting is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to seven years. The fair value of each PVU award is estimated using a Monte Carlo stimulation that uses assumptions determined on the date of grant.
The following table summarizes the weighted-average assumptions relating to our PVUs:

Year Ended December 31,
2022
Share price on grant date	$27.88
Risk-free interest rate	4.01%
Expected volatility	50%
Expected dividend yield	—%
Employee Stock Purchase Plan
The fair value of shares offered under our ESPP was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Expected dividend yield	—	—
Risk-free interest rate	0.6% - 3.3%	0.1%
Expected volatility	35.5% - 40.0%	27.2%
Expected term (in years)	0.50	0.50
Estimated fair value	$10.51 - $27.42	$28.64

Table of Contents	Unity Software Inc.
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

Year Ended December 31,
2022
Share issued under the ESPP	607,009
Weighted-average price per share issued	$54.87
No shares were issued under the ESPP during the year ended December 31, 2021.
13. Income Taxes
Loss before provision for income taxes consisted of the following for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(483,914)	$(318,907)	$(185,580)
Foreign	(398,511)	(212,323)	(94,637)
Total	$(882,425)	$(531,230)	$(280,217)
The components of the provision for income taxes consists of the following for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$12,258	$(111)	$183
State	1,605	219	155
Foreign	26,255	13,594	4,412
Total current tax expense (benefit)	40,118	13,702	4,750
Deferred:
Federal	4,347	(4,874)	—
State	(3,167)	(851)	(156)
Foreign	(4,235)	(6,600)	(2,503)
Total deferred tax expense (benefit)	(3,055)	(12,325)	(2,659)
Total tax provision	$37,063	$1,377	$2,091

Table of Contents	Unity Software Inc.
Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	$(185,399)	$(111,558)	$(58,846)
Changes in income taxes resulting from:
State tax expense, net of federal benefit	(4,466)	(36,984)	(12,698)
Foreign income taxed at different rates	(94,940)	(30,114)	(29,958)
Federal research and development credits	(15,929)	(31,088)	(12,338)
Stock-based compensation	89,515	(91,623)	(22,624)
Tax effects of restructuring	169,886	—	—
Base-erosion and anti-abuse tax	10,353	—	—
Change in valuation allowance	63,800	301,330	139,219
Other	4,243	1,414	(664)
Total tax provision	$37,063	$1,377	$2,091
Our income tax provision for the year ended December 31, 2022 was primarily driven by the earnings of our foreign subsidiaries, which are taxed at rates that differ from the U.S. statutory rate, losses that cannot be benefited due to the valuation allowance against the net deferred tax assets of our United States, Denmark, U.K., and China entities, base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of the U.S. mandatory research and development capitalization rules. Following our acquisition of ironSource, the Company undertook certain tax restructuring efforts as part of the integration of the acquired business. As a result of the restructuring, we recognized $192.2 million of US federal and state deferred tax liabilities, which reduce our need for a valuation allowance in the U.S., except for timing differences that resulted in $11.6 million of income tax expense.
Our income tax provision for the year ended December 31, 2021 was primarily driven by the earnings of our foreign subsidiaries, which are taxed at rates that differ from the U.S. statutory rate, losses that cannot be benefited due to the valuation allowance against the net deferred tax assets of our United States, Denmark, and U.K. entities, gain recognized from an intercompany transaction with our subsidiary in Israel, and an income tax benefit recognized as a result of a partial release of our valuation allowance against our deferred tax assets in connection with business combinations.

Table of Contents	Unity Software Inc.
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities as of December 31, 2022 and 2021 are set forth below (in thousands):

	As of December 31,
	2022	2021 (1)
Deferred tax assets:
Net operating losses	$437,382	$332,622
Tax credits	110,762	81,847
Stock-based compensation	59,443	29,647
Capitalized R&D expenditures	255,123	94,686
Operating lease liabilities	23,287	24,137
Other	27,702	29,785
Gross deferred tax assets	913,699	592,724
Valuation allowance	(632,580)	(568,124)
Total deferred tax assets	281,119	24,600
Deferred tax liabilities:
Intangible Asset	(404,491)	(4,469)
Operating lease ROU assets	(16,995)	(20,467)
Total deferred tax liabilities	(421,486)	(24,936)
Net deferred tax assets	$(140,367)	$(336)
(1)    Certain prior year amounts have been reclassified to conform to current year presentation.
In the tax year ended December 31, 2022, we capitalized certain research and development costs incurred by our U.S. and foreign subsidiaries, which resulted in a deferred tax asset of $255.1 million. This deferred tax asset associated with capitalized research and development costs is offset by a valuation allowance and future taxable temporary differences.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2022 and 2021, and as such, we have maintained a full valuation allowance against such deferred tax assets.
In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and foreign deferred tax assets increased by $64.5 million and $302.3 million in the years ended December 31, 2022 and 2021, respectively. The increase in the valuation allowance in the years ended December 31, 2022 and 2021 was primarily related to deferred tax assets for which insufficient positive evidence exists to support their realizability, including NOL carryforwards, capitalized research and development expenses, and credits for research and development.

Table of Contents	Unity Software Inc.
Our NOL carryforwards for U.S. federal, state, and foreign purposes were $785.8 million, $415.0 million, and $1.1 billion, respectively, with most of our foreign NOL carryforward balances arising from Denmark and the U.K. jurisdictions. The NOL carryforwards, if not utilized, will begin to expire in 2032, 2024, and 2039, respectively. Our U.S. federal, state, and foreign research and development credit carryforwards were $90.0 million, $44.4 million and $10.4 million, respectively. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2032, while the California credit carryforwards have no expiration. The foreign credit carryforwards, if not utilized, will begin to expire in 2041.
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
We are maintaining our reinvestment assertion with respect to foreign earnings for the period ended December 31, 2022, which is that all earnings are permanently reinvested for all jurisdictions. Based on our reinvestment assertion and losses from our foreign entities, we have not recorded a liability for the period ended December 31, 2022.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	As of December 31,
	2022	2021	2020 (1)
Unrecognized tax benefits, beginning balance	$110,315	$74,670	$37,392
Gross increases for tax positions taken in prior years	1,232	1,729	1,689
Gross decreases for tax positions taken in prior years	(613)	(2,507)	(694)
Gross increases for tax positions taken in current year	55,931	38,406	38,829
Acquired tax positions	11,989	—	—
Reductions resulting from lapses of statues of limitations	(2,000)	(1,700)	(2,952)
Foreign exchange gains and losses	(270)	(283)	406
Unrecognized tax benefits, ending balance	$176,584	$110,315	$74,670
(1)    Certain prior year amounts have been reclassified to conform to current year presentation.
As of December 31, 2022 and 2021, we had unrecognized tax benefits of $176.6 million and $110.3 million, respectively, of which $24.3 million and $11.9 million would affect the effective tax rate if recognized. We recognize interest and penalties related to our unrecognized tax benefits within our provision for income taxes. The amount of interest and penalties accrued as of December 31, 2022 and 2021 were $3.0 million and $2.5 million.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States, Denmark, and Israel. Our 2012 and subsequent tax years remain open to examination by the Internal Revenue Service. Our 2018 and subsequent tax years remain open to examination in Israel and Denmark.

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
14. Net Loss per Share of Common Stock
Basic and diluted net loss per share is the same for all periods presented because the effects of potentially dilutive items were antidilutive given our net loss in each period.
The following table presents potentially dilutive items excluded from the computation of diluted net loss per share for the following periods (in thousands) because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Convertible notes	26,042	5,588	—
Stock options	35,719	29,226	40,458
Unvested RSUs and PVUs	38,105	13,697	10,366
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of December 31, 2022.
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Table of Contents	Unity Software Inc.
In November 2022, we completed the acquisition of ironSource. In accordance with the guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As of and for the fiscal year ended December 31, 2022, ironSource’s business constituted approximately 7% of our consolidated assets and 9% of our consolidated revenues. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to ironSource that management believes are appropriate and necessary to consolidate and report the company's financial results. We expect to complete the integration activities related to internal control over financial reporting for ironSource during fiscal year 2023 and as a result, have not included ironSource within our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(c) Changes in Internal Control Over Financial Reporting
Except as described above with respect to ironSource, there were no changes in our internal control over financial reporting identified in connection with the evaluation required as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are continuing to work remotely due to the COVID-19 pandemic.
(d) Limitations on Effectiveness of Controls and Procedures and Internal Control Over Financial Reporting
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, our management, including our principal executive officer and principal financial officer, recognizes that any control and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Table of Contents	Unity Software Inc.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Unity Software Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unity Software Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ironSource Ltd., which is included in the 2022 consolidated financial statements of the Company and constituted 7% of total assets as of December 31, 2022 and 9% of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ironSource Ltd.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

Table of Contents	Unity Software Inc.
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
February 27, 2023

Table of Contents	Unity Software Inc.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Table of Contents	Unity Software Inc.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2022 (the "Proxy Statement").
Item 10. Directors, Executive Officers, and Corporate Governance
We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all directors and executive officers. Our Code of Business Conduct and Ethics is published on our Investor Relations website at investors.unity.com under "Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.
The remaining information required by this item is incorporated herein by reference to the Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement, including "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."
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
(3)Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 13, 2022, by and among Unity, Merger Sub and ironSource.	8-K	001-39497	2.1	July 15, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-248255	3.4	September 9, 2020

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-248255	4.1	September 9, 2020

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated May 7, 2019	S-1	333-248255	4.2	August 24, 2020

4.3	Description of the Registrant's Securities	10-K	011-39497	4.3	March 5, 2021

4.4	Indenture, dated as of November 19, 2021, by and between Unity Software Inc. And U.S. Bank National Association, as Trustee	8-K	001-39497	4.1	November 19, 2021

4.5	Form of Global Note, representing Unity Software Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	011-39497	4.2	November 19, 2021
4.6	Indenture, dated as of November 8, 2022, between Unity and U.S. Bank Trust Company, National Association, as trustee	8-K	011-39497	4.1	November 8, 2022

4.7	Form of 2.0% Convertible Senior Note due 2027 (included in Exhibit 4.6)	8-K	011-39497	4.1	November 8, 2022

10.1†	Unity Software Inc. 2009 Stock Plan and related form agreements	10-Q	001-39497	10.1	November 13, 2020

10.2†	Unity Software Inc. 2019 Stock Plan and related form agreements	10-Q	001-39497	10.2	November 13, 2020

10.3*†	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements

10.4†	Unity Software Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248255	10.5	September 9, 2020

10.5†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-248255	10.1	September 9, 2020

10.6†	Non-Employee Director Compensation Policy	8-K	011-39497	99.1	March 22, 2022

10.7†	Form of Confirmatory Offer Letter between Unity Technologies SF and each of Clive Downie, Ralph Hauwert, Ruth Ann Keene, Ingrid Lestiyo	S-1	333-248255	10.12	August 24, 2020

10.8†	Unity Software Inc. Cash Incentive Bonus Plan	S-1	333-248255	10.16	August 24, 2020

Table of Contents	Unity Software Inc.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
10.9	Office Lease, dated November 25, 2015, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, as amended by (i) the First Amendment to Office Lease, dated January 23, 2017, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, and (ii) the Second Amendment to Office Lease, dated August 1, 2018, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF	S-1	333-248255	10.7	August 24, 2020

10.10	Commercial Lease Agreement, dated September 1, 2015, by and between PFA Ejendomme A/S and Unity Technologies ApS	S-1	333-248255	10.8	August 24, 2020

10.11	Form of Capped Call Transactions	8-K	001-39497	10.1	November 19, 2021

10.12†	Offer Letter Agreement, dated October 21, 2014, by and between Unity Software Inc. and John Riccitiello	S-1	333-248255	10.10	August 24, 2020

10.13†	Unity Software Inc. G&A Executive Severance Plan	S-1	333-248255	10.14	August 24, 2020

10.14†	Unity Software Inc. Senior Executive Severance Plan	S-1	333-248255	10.15	August 24, 2020

10.15†	Offer letter and addendum, dated January 8, 2021, by and between Unity Technologies SF and Marc Whitten	10-Q	001-39497	10.1	May 12, 2021

10.16†	Offer Letter, dated March 15, 2021, by and between Unity Technologies SF and Luis Felipe Visoso	8-K	001-39497	10.1	March 17, 2021

10.17*†	Offer Letter, dated February 22, 2022, by and between Unity Technologies SF and Carol Carpenter

10.18*†	Offer Letter, dated November 23, 2022, by and between Unity Technologies SF and Anirma Gupta

10.19	Registration Rights Agreement, dated as of November 7, 2022, by and among Unity and the holders listed thereto	8-K	001-39497	10.1	November 7, 2022

10.20	Investment Agreement, dated as of July 13, 2022, by and between Unity, Silver Lake Alpine II, L.P., Silver Lake Partners VI, L.P. and Sequoia Capital Fund, L.P.	8-K	001-39497	10.3	July 15, 2022

10.21*†	Unity Software Inc. IronSource Share Incentive Plan and related form agreements

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	Unity Software Inc.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Indicates management contract or compensatory plan.

#	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.
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

UNITY SOFTWARE INC.

Date: February 27, 2023	By:	/s/ Luis Visoso
Luis Visoso
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Table of Contents	Unity Software Inc.
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

Signature	Title	Date

/s/ John Riccitiello	President, Chief Executive Officer, and Executive Chairman of the Board of Directors	February 27, 2023
John Riccitiello	(Principal Executive Officer)

/s/ Luis Visoso	Senior Vice President and Chief Financial Officer	February 27, 2023
Luis Visoso	(Principal Financial Officer)

/s/ Mark Barrysmith	Chief Accounting Officer	February 27, 2023
Mark Barrysmith	(Principal Accounting Officer)

/s/ Tomer Bar-Zeev	Director	February 27, 2023
Tomer Bar-Zeev

/s/ Roelof Botha	Director	February 27, 2023
Roelof Botha

/s/ Mary Schmidt Campbell	Director	February 27, 2023
Mary Schmidt Campbell, Ph.D.

/s/ Shlomo Dovrat	Director	February 27, 2023
Shlomo Dovrat

/s/ Egon Durban	Director	February 27, 2023
Egon Durban

/s/ David Helgason	Director	February 27, 2023
David Helgason

/s/ David Kostman	Director	February 27, 2023
David Kostman

/s/ Michelle Lee	Director	February 27, 2023
Michelle Lee

/s/ Barry Schuler	Director	February 27, 2023
Barry Schuler

/s/ Robynne Sisco	Director	February 27, 2023
Robynne Sisco

/s/ Keisha Smith-Jeremie	Director	February 27, 2023
Keisha Smith-Jeremie