Form 10-Q
period 2023-03-31
Unity Software Inc.
filed 2023-05-10
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, there were 378,657,537 shares of the registrant’s common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended March 31, 2023

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10‑Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. Readers are cautioned that these forward‑looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified and discussed in greater detail below, under "Part II, Item 1A. Risk Factors" and summarized below.
•We have a history of losses and may not achieve or sustain profitability on a GAAP basis in the future.
•The impact of macroeconomic conditions, such as inflation and actions taken by central banks to counter inflation, liquidity concerns at, and failures of, banks and other financial institutions, and potential economic recession, on our business, as well as our customers, prospects, partners, and service providers.

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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,593,946	$1,485,084
Short-term investments	—	101,711
Accounts receivable, net	612,763	633,775
Prepaid expenses and other	136,653	144,070
Total current assets	2,343,362	2,364,640
Property and equipment, net	129,050	121,863
Goodwill	3,200,955	3,200,955
Intangible assets, net	1,824,313	1,922,234
Other assets	237,053	224,293
Total assets	$7,734,733	$7,833,985
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,222	$20,221
Accrued expenses and other	321,234	326,339
Publisher payables	417,866	445,622
Deferred revenue	212,925	218,102
Total current liabilities	980,247	1,010,284
Convertible notes	2,708,300	2,707,171
Long-term deferred revenue	90,407	103,442
Other long-term liabilities	264,107	258,959
Total liabilities	4,043,061	4,079,856
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	225,376	219,563
Unity Software Inc. Stockholders’ equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 378,374 and 374,243	2	2
Additional paid-in capital	5,962,358	5,779,776
Accumulated other comprehensive income (loss)	490	(1,691)
Accumulated deficit	(2,502,850)	(2,249,819)
Total Unity Software Inc. stockholders’ equity	3,460,000	3,528,268
Noncontrolling interest	6,296	6,298
Total liabilities and stockholders’ equity	$7,734,733	$7,833,985
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$500,361	$320,126
Cost of revenue	161,964	93,833
Gross profit	338,397	226,293
Operating expenses
Research and development	280,480	221,040
Sales and marketing	216,127	103,939
General and administrative	96,774	72,475
Total operating expenses	593,381	397,454
Loss from operations	(254,984)	(171,161)
Interest expense	(6,129)	(1,111)
Interest income and other expense, net	13,615	941
Loss before income taxes	(247,498)	(171,331)
Provision for Income taxes	6,205	6,224
Net loss	(253,703)	(177,555)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(672)	—
Net loss attributable to Unity Software Inc.	$(253,031)	$(177,555)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.67)	$(0.60)
Weighted-average shares used in computation of basic and diluted net loss per share	375,909	294,341
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(253,703)	$(177,555)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	3,157	19
Change in unrealized losses on short-term investments	—	(4,428)
Change in unrealized losses on derivative instruments	(327)	—
Other comprehensive income (loss)	2,830	(4,409)
Comprehensive loss	(250,873)	(181,964)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(672)	—
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	649	—
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(23)	—
Comprehensive loss attributable to Unity Software Inc.	$(250,850)	$(181,964)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2022	374,243,196	$2	$5,779,776	$(1,691)	$(2,249,819)	$3,528,268	$6,298	$3,534,566
Issuance of common stock from employee equity plans	1,475,761	—	21,971	—	—	21,971	—	21,971
Issuance of common stock for settlement of RSUs	2,654,728	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	166,445	—	—	166,445	—	166,445
Net loss	—	—	—	—	(253,031)	(253,031)	(46)	(253,077)
Adjustments to redeemable noncontrolling interest	—	—	(5,834)	—	—	(5,834)	—	(5,834)
Other comprehensive income	—	—	—	2,181	—	2,181	44	2,225
Balance at March 31, 2023	378,373,685	$2	$5,962,358	$490	$(2,502,850)	$3,460,000	$6,296	$3,466,296

	Three Months Ended March 31, 2022
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2021	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391	$—	$2,394,391
Issuance of common stock from employee equity plans	2,160,044	—	30,216	—	—	30,216	—	30,216
Issuance of common stock for settlement of RSUs	925,030	—	—	—	—	—	—	—
Common stock issued in connection with acquisitions	169,321	—	16,072	—	—	16,072	—	16,072
Stock‑based compensation expense	—	—	103,427	—	—	103,427	—	103,427
Net loss	—	—	—	—	(177,555)	(177,555)	—	(177,555)
Other comprehensive loss	—	—	—	(4,409)	—	(4,409)	—	(4,409)
Balance at March 31, 2022	295,846,751	$2	$3,879,589	$(8,267)	$(1,509,182)	$2,362,142	$—	$2,362,142
.

(1) Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(253,703)	$(177,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,560	41,472
Stock-based compensation expense	163,028	103,427
Other	379	3,260
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	21,013	7,532
Prepaid expenses and other	7,589	(9,116)
Other assets	11,169	4,868
Accounts payable	7,450	38
Accrued expenses and other	(7,305)	(29,646)
Publisher payables	(27,756)	(23,780)
Other long-term liabilities	(18,302)	(8,614)
Deferred revenue	(18,221)	189,414
Net cash provided by (used in) operating activities	(5,099)	101,300
Investing activities
Purchases of short-term investments	(212)	(82,777)
Proceeds from principal repayments and maturities of short-term investments	102,673	100,883
Purchases of non-marketable investments	—	(15,000)
Purchases of property and equipment	(14,350)	(14,929)
Business acquisitions, net of cash acquired	—	(23,637)
Net cash provided by (used in) investing activities	88,111	(35,460)
Financing activities
Proceeds from issuance of common stock from employee equity plans	21,971	30,216
Net cash provided by financing activities	21,971	30,216
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,151	37
Increase in cash, cash equivalents, and restricted cash	108,134	96,093
Cash and restricted cash, beginning of period	1,505,688	1,066,599
Cash, cash equivalents, and restricted cash, end of period	$1,613,822	$1,162,692

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,751	$1,087
Cash paid for operating leases	$10,181	$5,863
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business and asset acquisitions	$—	$16,072
Assets acquired under operating lease	$24,528	$9,372

Table of Contents	Unity Software Inc.
The below table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2023	2022
Cash and cash equivalents	$1,593,946	$1,152,014
Restricted cash, included in prepaid and other and other assets	19,876	10,678
Total cash, cash equivalents, and restricted cash	$1,613,822	$1,162,692
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Accounting Policies
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc., its wholly owned subsidiaries, and entities consolidated under the voting interest model. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or other periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2022 Annual Report on Form 10-K.
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
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended March 31,
	2023	2022
Create Solutions	$187,369	$164,544
Grow Solutions	312,992	155,582
Total revenue	$500,361	$320,126

Table of Contents	Unity Software Inc.
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$130,901	$73,962
Greater China (1)	47,512	43,841
EMEA (2)	186,724	115,304
APAC (3)	119,564	76,689
Other Americas (4)	15,660	10,330
Total revenue	$500,361	$320,126
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the allowance for uncollectible amounts was $11.2 million and $9.4 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight line method over the expected period of benefit, which is generally three years. As of March 31, 2023, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $8.1 million and $4.2 million, respectively. During the three months ended March 31, 2023, we recorded amortization costs of $2.5 million in sales and marketing expenses, as compared to $2.3 million during the three months ended March 31, 2022.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables) included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $35.6 million and $37.5 million as of March 31, 2023 and December 31, 2022, respectively.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three months ended March 31, 2023 that was included in the deferred revenue balances at January 1, 2023 was $85.0 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of March 31, 2023, were $559.3 million and relate primarily to Create Solutions subscriptions, enterprise support, and strategic partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $249.0 million or 45% of this revenue during the next 12 months.

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
The following table summarizes, by major security type, our restricted cash, cash equivalents, and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Fair Value
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$19,876	$—	$—	$19,876	$20,604
Money market funds	578,093	—	—	578,093	373,619
Time deposits	471,280	—	—	471,280	412,125
Total restricted cash and cash equivalents	$1,069,249	$—	$—	$1,069,249	$806,348

Short-term investments
Short-term deposits	$—	$—	$—	$—	$101,711
Total short-term investments	$—	$—	$—	$—	$101,711
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to fair value. As of March 31, 2023 and December 31, 2022, such equity investments totaled $31.1 million. No adjustments to the carrying value of these equity investments were recorded for the three months ended March 31, 2023 and 2022.
4. Investment in Unity China
The results of Unity China, of which 20.5% is held by third-party investors, are included in our condensed consolidated financial statements and were not material for the three months ended March 31, 2023. Under certain conditions we may be required to repurchase the third-party interest in Unity China. The redeemable noncontrolling interests in Unity China are recorded as temporary equity on our condensed consolidated balance sheet.

Table of Contents	Unity Software Inc.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

March 31, 2023
Balance at beginning of period	$219,563
Net loss attributable to redeemable noncontrolling interests	(626)
Accretion for redeemable noncontrolling interests	2,698
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	3,741
Balance at end of period	$225,376
5. Leases
We have operating leases for offices, which have remaining lease terms of up to ten years.
Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$9,393	$7,620
Short-term lease expense	478	270
Variable lease expense	1,278	1,445
Sublease income	(384)	—
Total lease expense	$10,765	$9,335
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	March 31, 2023	December 31, 2022
Operating lease assets	Other assets	$137,274	$120,535

Current operating lease liabilities	Accrued expenses and other	$36,373	$34,469
Long-term operating lease liabilities	Other long-term liabilities	121,766	107,776
Total operating lease liabilities		$158,139	$142,245
As of March 31, 2023, our operating leases had a weighted-average remaining lease term of 5.5 years and a weighted-average discount rate of 4.8%. As of December 31, 2022, our operating leases had a weighted-average remaining lease term of five years and a weighted-average discount rate of 4.0%.
As of March 31, 2023, our lease liabilities were as follows (in thousands):

Operating Leases (1)
Gross lease liabilities	$180,336
Less: imputed interest	(22,196)
Present value of lease liabilities	$158,139
(1)    Excludes future minimum payments for leases which have not yet commenced as of March 31, 2023.
As of March 31, 2023, we had entered into leases that have not yet commenced with future minimum lease payments of $14.0 million that are not yet reflected on our condensed consolidated balance sheet. These operating leases will commence in 2023 with lease terms of approximately two to five years.

Table of Contents	Unity Software Inc.
6. Borrowings
Convertible Notes
2027 Notes
In November 2022, we issued $1.0 billion in aggregate amount of 2.0% convertible notes due 2027 (the "2027 Notes"). The closing of the issuance and sale of the 2027 Notes (the "PIPE") occurred promptly following the closing of the transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated July 13, 2022, by and among Unity Software Inc., Ursa Aroma Merger Subsidiary Ltd., a company organized under the laws of the State of Israel and a direct wholly owned subsidiary of Unity, and ironSource Ltd., a company organized under the laws of the State of Israel ("ironSource", and such transactions, the "ironSource Merger"). The 2027 Notes were issued to certain affiliates of Silver Lake and Sequoia Capital (the “Purchasers”), pursuant to an indenture dated November 8, 2022 (the “Indenture”), in accordance with the Investment Agreement entered among the Company and certain affiliates of the Purchasers dated July 13, 2022 (the “Investment Agreement”). Proceeds from the issuance of the 2027 Notes were approximately $1.0 billion, net of debt issuance costs. The debt issuance costs are amortized to interest expense using the straight-line method, which approximates the effective interest method.
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
The 2027 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 20.4526 shares of common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $48.89 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture governing the 2027 Notes. Pursuant to the Investment Agreement, the Purchasers are restricted from converting the 2027 Notes prior to the earlier of (i) twelve months after the date of issuance and (ii) the consummation of a change of control of our company or entry into a definitive agreement for a transaction that, if consummated, would result in a change of control, subject to certain exceptions.
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
Interest expense on the 2027 Notes related to regular interest and the amortization of debt issuance costs was $5.0 million for the three months ended March 31, 2023.

Table of Contents	Unity Software Inc.
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
Interest expense on the 2026 Notes related to the amortization of debt issuance costs was $1.1 million for the three months ended March 31, 2023.
The table below summarizes the principal and unamortized debt issuance costs for the 2026 and 2027 Notes (in thousands):

As of
March 31, 2023
Convertible notes:
Principal - 2026 Notes	$1,725,000
Principal - 2027 Notes	1,000,000
Unamortized debt issuance cost - 2026 and 2027 Notes	(16,700)
Net carrying amount	$2,708,300
As of March 31, 2023, no holders of the 2027 and 2026 Notes have exercised the conversion rights, and the if-converted value of the 2027 and 2026 Notes did not exceed the principal amount.
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
The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price described above. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital on our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of March 31, 2023, the Capped Call Transactions were not in the money and met the conditions for equity classification.

Table of Contents	Unity Software Inc.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of March 31, 2023 (in thousands):

	Total	Remainder of 2023	2024‑2025	2026‑2027	Thereafter
Operating leases (1)	$194,358	$33,570	$78,823	$43,424	$38,541
Purchase commitments (2)	883,053	186,666	477,510	218,877	—
Convertible notes (3)	2,725,000	—	—	2,725,000	—
Total	$3,802,411	$220,236	$556,333	$2,987,301	$38,541
(1)    Operating leases consist of obligations for real estate that are active and those that have not yet commenced.
)2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    Convertible notes due 2026 and 2027. See Note 6, "Borrowings," of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
We expect to meet our remaining commitment.
Legal Matters
In the normal course of business, we are subject to various legal matters. We accrue a liability when management believes both that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Legal costs related to such potential losses are expensed as incurred. In addition, recoveries are shown as a reduction in legal costs in the period in which they are realized. With respect to our outstanding matters, based on our current knowledge, we believe that the resolution of such matters will not, either individually or in aggregate, have a material adverse effect on our business or our condensed consolidated financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2023, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $19.9 million of secured letters of credit outstanding as of March 31, 2023 and December 31, 2022. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash on our condensed consolidated balance sheets.

Table of Contents	Unity Software Inc.
8. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$18,849	$8,794
Research and development	76,483	55,253
Sales and marketing	35,517	23,834
General and administrative	32,179	15,546
Total stock-based compensation expense	$163,028	$103,427
Stock Options
A summary of our stock option activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2022	35,718,803	$18.05	5.60
Granted	57,553	$29.33
Exercised	(943,118)	$8.69
Forfeited, cancelled, or expired	(372,542)	$40.27
Balance as of March 31, 2023	34,460,696	$18.08	5.30
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	4.2%	1.7%
Expected volatility	54.7%	33.8%
Expected term (in years)	6.25	6.25
Fair value of underlying common stock	$29.33	$89.01

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our restricted stock unit ("RSU"), including Price-Vested Unit ("PVU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	38,105,462	$48.37
Granted	2,408,379	$28.90
Vested	(2,663,496)	$58.25
Forfeited	(1,771,583)	$54.37
Unvested as of March 31, 2023	36,078,762	$46.05
Price-Vested Units
In October 2022, our board of directors granted to certain of our executive officers a total of 989,880 PVUs, which are RSUs for which vesting is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to seven years. The fair value of each PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the three months ended March 31, 2023, the service period and stock price hurdle were not met.
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan (the "ESPP") was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	5.2%	0.6%
Expected volatility	94.5%	40.0%
Expected term (in years)	0.50	0.50
Estimated fair value	$12.44	$27.42
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Share issued under the ESPP	532,643	207,986
Weighted-average price per share issued	$25.87	$90.48
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

Table of Contents	Unity Software Inc.
Our effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance in the U.S. on losses and to a lesser extent, tax expense on foreign earnings taxed at different rates. In addition, the Company undertook certain tax restructuring efforts during the period that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance. Our effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal statutory tax rate of 21% primarily due to foreign earnings taxed at different tax rates, credits and losses that cannot be benefited due to the valuation allowance on U.S., Denmark, and U.K. entities, and base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory research and development capitalization under IRC Section 174.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. In performing this assessment with respect to each jurisdiction, we review all available positive and negative evidence. Primarily due to our history of losses, we believe that it is more likely than not that the deferred tax assets of our U.S. federal, certain state, Denmark, U.K., and certain non-U.S. jurisdictions will not be realized and we have maintained a full valuation allowance against such deferred tax assets.
As of March 31, 2023, we had $179.8 million of gross unrecognized tax benefits, of which $25.8 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of March 31, 2023 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
10. Net Loss per Share of Common Stock
Basic and diluted net loss per share is the same for all periods presented because the effects of potentially dilutive items were antidilutive given our net loss in each period.
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share for the following periods (in thousands) because the impact of including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Convertible notes	26,042	12,441
Stock options	34,461	28,067
Unvested RSUs and PVUs	36,079	15,629
11. Subsequent Event
In May 2023, we announced a restructuring that will eliminate approximately 600 employee roles and result in estimated severance costs of approximately $26 million, which will be substantially incurred in the second quarter of 2023.

Table of Contents	Unity Software Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in "Part II, Item 1A. Risk Factors" included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. See the section titled "Note Regarding Forward-Looking Statements and Risk Factor Summary" in this report.
Overview
Unity is the world’s leading platform for creating and growing interactive, real-time 3D ("RT3D") content.
Our comprehensive set of software solutions supports them through the entire development lifecycle as they build, run, and grow immersive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices.
Our platform consists of two distinct, but connected and synergistic, sets of solutions: Create Solutions and Grow Solutions.
Impact of Macroeconomic Trends
Recent negative macroeconomic factors, such as inflation, corresponding heightened interest rates and limited credit availability, the strengthening of the U.S. dollar, and continued softness of the advertising market have negatively impacted our business and may continue to do so. The impact of these macroeconomic trends remains uncertain, and we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, refer to the section titled "Risk Factors."
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
Customers Contributing More Than $100,000 of Revenue
We had 1,322 and 1,083 customers contributing more than $100,000 of revenue in the trailing 12 months as of March 31, 2023 and 2022, respectively, demonstrating our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming. We also experienced an increase of these customers as a result of the ironSource Merger. While these customers represented the substantial majority of revenue for the three months ended March 31, 2023 and 2022, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

Table of Contents	Unity Software Inc.

	As of
	March 31, 2023	March 31, 2022
Dollar-based net expansion rate	107%	135%
Our dollar-based net expansion rate as of March 31, 2023 and 2022, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers and cross-selling our solutions to all of our customers. The decrease in dollar-based net expansion rate, compared to the comparable prior year period, is attributable to Grow Solutions and follows a similar trend to the revenue decrease seen from those solutions prior to the ironSource Merger due to softness in the advertising market.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year with a slight rebound in the fourth quarter due to the ironSource Merger. Despite this decline, we are still maintaining strong relationships with our existing customers.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$500,361	$320,126
Cost of revenue	161,964	93,833
Gross profit	338,397	226,293
Operating expenses
Research and development	280,480	221,040
Sales and marketing	216,127	103,939
General and administrative	96,774	72,475
Total operating expenses	593,381	397,454
Loss from operations	(254,984)	(171,161)
Interest expense	(6,129)	(1,111)
Interest income and other expense, net	13,615	941
Loss before income taxes	(247,498)	(171,331)
Provision for income taxes	6,205	6,224
Net loss	(253,703)	(177,555)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	32	29
Gross margin	68	71
Operating expenses
Research and development	56	69
Sales and marketing	43	32
General and administrative	19	23
Total operating expenses	118	124
Loss from operations	(51)	(53)
Interest expense	(1)	—
Interest income and other expense, net	3	—
Loss before income taxes	(49)	(53)
Provision for income taxes	1	2
Net loss	(50)%	(55)%

Table of Contents	Unity Software Inc.
Revenue
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
Grow Solutions
We generate Grow Solutions revenue primarily through our monetization solutions, user acquisition offerings, and Supersonic, a game publishing service. Our monetization solutions allow publishers, original equipment manufacturers, and mobile carriers to sell available advertising inventory on their mobile applications or hardware devices to advertisers for in-application or on-device placements. Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction and mediation platform. Supersonic provides game developers with the infrastructure and expertise to launch their mobile games and manage their growth; this is achieved through marketability testing tools, live games management tools and game design support, and optimizing the implementation of the customer's commercial model. Through Supersonic, we generate revenue from in-app advertising in published games and in some cases, in app purchase revenue.
Our total revenue is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Create Solutions	$187,369	$164,544
Grow Solutions	312,992	155,582
Total revenue	$500,361	$320,126
The increase in total revenue in the three months ended March 31, 2023, compared to the comparable prior year period, was primarily due to the acquisition and inclusion of revenue from ironSource within Grow Solutions. Revenue from Create Solutions increased primarily due to growth in new customers, as well as growth among existing customers.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of hosting expenses, personnel costs (including salaries, benefits, and stock-based compensation) for employees associated with our product support and professional services organizations, allocated overhead (including facilities, information technology ("IT"), and security costs), third-party license fees, and credit card fees, as well as amortization of intangible assets, related capitalized software and depreciation of related property and equipment.
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

Table of Contents	Unity Software Inc.
Cost of revenue for the three months ended March 31, 2023 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses associated with increased headcount including those associated with ironSource Merger, as well as an increase of approximately $27 million in amortization expenses related to intangible assets acquired through our business acquisitions. We also experienced an increase of approximately $9 million in hosting and other third party related expenses primarily due to the inclusion of ironSource, as well as higher expenses to support increased usage of our solutions.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. Although personnel-related costs contributed to the majority of the increase in expense period over period primarily due to the increased headcount resulting from the ironSource Merger, we have been evaluating our headcount needs, slowing down our hiring efforts, reducing the number of managerial layers, and focusing on containing the growth rate of other expenses. For example, we incurred approximately $14 million in costs associated with headcount reductions during the quarter ended March 31, 2023 and in May, we announced that we estimate an additional amount of approximately $26 million to be substantially incurred in the second quarter of 2023.
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
Research and development expense for the three months ended March 31, 2023 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses as headcount increased due to the ironSource Merger and to support continued product innovation. The increase was further driven, to a lesser extent, by higher hosting expenses.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs, advertising and marketing programs, including user acquisition costs and digital account-based marketing, user events such as developer-centric conferences and our annual Unite user conferences; and allocated overhead. We expect that our sales and marketing expense will increase in absolute dollars as we hire additional personnel, increase our account-based marketing, direct marketing and community outreach activities, invest in additional tools and technologies, and continue to build brand awareness. Our expenses may fluctuate as a percentage of revenue from period to period.
Sales and marketing expense for the three months ended March 31, 2023 increased, compared to the comparable prior year period, primarily due to an increase in amortization expense related to intangible assets acquired through our business acquisitions of approximately $38 million. We also experienced higher personnel-related and user acquisition costs due to the ironSource Merger, as well as increased headcount to support the growth of our sales and marketing teams.
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

Table of Contents	Unity Software Inc.
General and administrative expense for the three months ended March 31, 2023 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses as headcount increased as a result of the ironSource Merger, which was partially offset by a decrease in professional fees.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three months ended March 31, 2023 increased, compared to the comparable prior year period, due to accrued interest on our 2027 notes and debt issuance costs amortization.
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
Interest income and other expense, net, for the three months ended March 31, 2023 increased, compared to the comparable prior year period, primarily due to interest and dividend income earned on our money market investments and time deposit accounts.
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
Provision for income taxes for the three months ended March 31, 2023 decreased primarily due to tax benefits recognized for the three months ended March 31, 2023 from certain tax restructuring efforts during the period that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
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
Beginning in the first quarter of 2023, we have replaced non-GAAP gross profit, non-GAAP loss from operations, non-GAAP net loss, and non-GAAP net loss per share with adjusted gross profit and adjusted EBITDA. These measures have also been presented for the prior year period in a comparable manner.
Adjusted Gross Profit and Adjusted EBITDA
We define adjusted gross profit as GAAP gross profit excluding expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, and restructurings and reorganizations. We define adjusted EBITDA as net income or loss excluding benefits or expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, acquisitions, restructurings and reorganizations, interest, income tax, and other non-operating activities, which primarily consist of foreign exchange rate gains or losses.
We use adjusted gross profit and adjusted EBITDA in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that adjusted gross profit and adjusted EBITDA provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics exclude expenses that we do not consider to be indicative of our overall operating performance.
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
GAAP gross profit	$338,397	$226,293
Add:
Stock-based compensation expense	18,849	8,794
Amortization of intangible assets expense	34,265	7,555
Depreciation expense	2,364	1,238
Restructuring and reorganization costs	119	—
Adjusted gross profit	$393,994	$243,880
GAAP gross margin	68%	71%
Adjusted gross margin	79%	76%
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(253,703)	$(177,555)
Stock-based compensation expense	163,028	103,427
Amortization of intangible assets expense	97,920	32,702
Depreciation expense	11,640	8,770
Acquisition-related costs	729	1,081
Restructuring and reorganization costs	14,130	2,330
Interest expense	6,129	1,111
Interest income and other expense, net	(13,615)	(941)
Income tax expense	6,205	6,224
Adjusted EBITDA	$32,463	$(22,851)

Table of Contents	Unity Software Inc.
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(5,099)	$101,300
Less:
Purchases of property and equipment	(14,350)	(14,929)
Free cash flow	$(19,449)	$86,371
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $1.6 billion, which were primarily held for working capital purposes. Our cash equivalents and short-term investments are invested primarily in fixed income securities, while we are continuing to monitor recent developments with respect to liquidity concerns at, and failures of, banks and other financial institutions, we are not currently experiencing any limitations or restrictions on our ability to access these balances.
Our material cash requirements from known contractual and other obligations consists of our convertible notes, obligations under operating leases for office space, and contractual obligations for hosting services to support our business operations. See Part I, Item I, Note 7 — "Commitments and Contingencies" for additional discussion of our principal contractual commitments.
In connection with the ironSource Merger in November 2022, we issued the 2027 Notes, the proceeds of which were used to fund repurchases under our share repurchase program. We previously issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 in November 2021 (together with the 2027 Notes, the "Notes"). See Part I, Item I, Note 6, "Borrowings" for additional discussion of the Notes.
In July 2022, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $2.5 billion of shares of our common stock in open market transactions through November 2024. As of March 31, 2023, $1.0 billion remains available for future share repurchases under this program. We did not repurchase any shares under the Share Repurchase Program during the quarter ended March 31, 2023.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $2.5 billion as of March 31, 2023. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.

Table of Contents	Unity Software Inc.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions. Our future capital requirements, however, will depend on many factors, including our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary products, teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may choose or be required to seek additional equity or debt financing sooner than we currently anticipate. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all, including as a result of macroeconomic conditions such as rising interest rates, volatility in the capital markets and liquidity concerns at, or failures of, banks and other financial institutions. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Our changes in cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(5,099)	$101,300
Net cash provided by (used in) investing activities	88,111	(35,460)
Net cash provided by financing activities	21,971	30,216
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,151	37
Net change in cash, cash equivalents, and restricted cash	$108,134	$96,093
Cash Used in Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was primarily due to our net loss and changes in working capital, including payment in 2023 of the corporate bonus for our fiscal year ended December 31, 2022. Our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
Cash Provided by Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities consisted primarily of proceeds received due to maturities of short-term investments.
Cash Provided by Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities consisted solely of proceeds from the issuance of common stock under our employee equity plans.

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
There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
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
(b) Changes in Internal Control Over Financial Reporting
In November 2022, we completed the ironSource Merger. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to ironSource that management believes are appropriate and necessary for us to report on internal controls over financial reporting as it relates to ironSource as of the end of fiscal year 2023. We expect to complete the integration activities related to internal control over financial reporting for ironSource during fiscal year 2023.
Except as noted above, there was no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). The operative complaint names as defendants Unity, its Chief Executive Officer, Chief Financial Officer, and General Manager of Operate Solutions, as well as Unity shareholders, Sequoia Capital, Silver Lake Group, and OTEE 2020 ApS. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company’s product platform and the likely impact of those issues on the Company’s fiscal 2022 guidance. The plaintiffs seek to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between May 11, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Company believes this lawsuit is without merit and intends to vigorously defend the case.
On November 22, 2022, a derivative suit, captioned Movva v. Unity Software, Inc., et al., Case 5:22-cv-07416 (N.D. Cal.) (the "Movva Suit"), was filed by a purported stockholder against eleven of the Company’s current and former officers and directors. The complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act, borrows the allegations of the Securities Class Action, and recasts them as derivative claims. On December 16, 2022, a related derivative suit, captioned Duong vs. Unity Software Inc., et al., Case 5:22-c-08926 (N.D. Cal.), was filed by a purported stockholder against the same defendants as in the Movva Suit (the "Duong Suit," and together with the Movva Suit, the "Federal Suits"). The two Federal Suits were consolidated after the parties jointly moved to do so. The Derivative Suits have been stayed pending the outcome of the motions to dismiss in the Securities Class Action. On May 8, 2023, a stockholder derivative suit, captioned Wen v. Botha, et al.., Case No. 2023-0499 (the “Wen Suit”), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company’s current and former officers and directors, and asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. As with the Federal Derivative suits, the Wen suit borrows the allegations of the Securities Class Action, and recasts them as derivative claims. The Company is still evaluating these new claims.
On August 8, 2022, a putative class action complaint, captioned Assad v. Botha et al, Case No. 2022-0691, was filed in the Court of Chancery against the Company and its board of directors. The complaint alleged that the directors breached their fiduciary duties by failing to disclose all material information necessary to allow stockholders to make a fully informed decision on whether to approve the issuance of new shares as a part of the Company's preliminary Form S-4 filed in connection with the Company's merger with ironSource. The plaintiff was a purported stockholder and sought to represent a class of stockholders voting in connection with the stock issuance. The complaint sought additional disclosure and an award of attorneys’ fees, among other remedies. On September 21, 2022, the complaint was withdrawn. On March 15, 2023, the plaintiff filed an application for an award of attorneys’ fees, and the Company responded on May 1, 2023.
From time to time, we may be subject to other legal proceedings and claims arising in the ordinary course of business.

Table of Contents	Unity Software Inc.
Item 1A. Risk Factors
Risks Related to Our Business, Operations, and Industry
We have a history of losses and may not achieve or sustain profitability on a GAAP basis in the future.
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
•acquisitions or strategic investments;
•global expansion; and
•our general and administration organization, including legal, IT, and accounting expenses associated with ongoing public company compliance and reporting obligations.
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
Overall growth of our revenue is difficult to predict and depends in part on our ability to execute on our integration of ironSource and other growth strategies. For example, in the second and third quarters of 2022, our growth rate declined below our target long-term growth due to a variety of factors which could continue to impact our business, including the maturation of our business. In addition, recent negative macroeconomic factors, such as inflation and corresponding higher interest rates, liquidity concerns at, and failures of, banks and other financial institutions, and the strengthening of the U.S. dollar, have and may continue to negatively impact our business, as could the softening of the advertising market.
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
We derive a significant portion of our revenue from our Grow Solutions, and such revenue is primarily generated under a revenue-share or profit-share model. Under such models, our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our monetization products or if our Grow products are less effective, consumption of these products could decline. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with our Grow products (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products. We focused our resources on addressing the data quality and accuracy challenges we observed with certain monetization tools in the first quarter of 2022. Our interventions to address such challenges were effective; however, external factors, including the competitive landscape, negative macroeconomic conditions, longer sales cycles, and reduced advertiser spend prolonged our recovery and negatively impacted the growth of our Grow Solutions. We must continually add new features and functionality to our Grow Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Grow Solutions, our business and results of operations would be adversely affected. In addition, if we fail to attract or retain existing ironSource customers into our Grow Solutions, our business could be harmed.
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
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers offer solutions or collect, use, and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Create Solutions and Grow Solutions as well as our resource planning and feature development planning for our software. For example, Apple implemented a requirement for applications using its mobile operating system, iOS, to affirmatively obtain an end user’s permission to "track them across apps or websites owned by other companies" or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. The long-term impact of these and other privacy, platform, and regulatory changes remains uncertain. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.

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
Any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war or terrorist attack, explosion, or pandemic could impact our business. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and are thus vulnerable to damage in an earthquake. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, many of our employees, including certain management members, are located in Israel, and political unrest or militarization in Israel or the surrounding region may adversely affect our business. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.
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
Our current and future global business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform by creators outside the U.S., for example, in China where we experienced softness in the first quarter of 2023;

Table of Contents	Unity Software Inc.
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
Adverse developments affecting the financial services industry, such as actual events or perceived concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns or rumors about any such events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the "FDIC"), as receiver. We held cash and cash equivalents with SVB in excess of FDIC-insured amounts, in an amount equal to less than 5% of our cash and cash equivalents. While we did not experience any impact on our operations in connection with such closures, due to subsequent developments or in the event of future liquidity concerns at, or failures of, banks or other financial institutions, we or the parties with whom we conduct business may be unable to access funds pursuant to instruments or lending arrangements with such financial institutions, and our customers may be unable to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us. In this regard, counterparties to credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from such failures. At times we have deposits at financial institutions above FDIC insurance limits, and uncertainty remains over liquidity concerns in the broader financial industry.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, or customers, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our customers have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

Table of Contents	Unity Software Inc.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have an adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in losses to us and may adversely impact our business.
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
We have funded our operations since inception primarily with sales of our convertible preferred stock, common stock and convertible notes and with cash generated from sales of our Create Solutions and Grow Solutions and from our strategic partnerships. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. Macroeconomic conditions like inflation, rising interest rates, geopolitical tension, liquidity concerns at, and failures of, banks and other financial institutions, and supply chain issues have caused and may continue to cause disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of holders of our common stock. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists"” organized criminal threat actors, personnel (such as through theft, misuse, or accident), sophisticated nation states, and nation-state-supported actors.
We and the third parties upon which we rely are subject to a variety of constantly evolving threats, including but not limited to, computer malware (including as a result of advanced persistent threat intrusions), software bugs and vulnerabilities, malicious code, viruses and worms, social engineering (including spear phishing and ransomware attacks), denial-of-service attacks (such as credential stuffing attacks), credential harvesting, personnel misconduct or error, supply chain attacks server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Such incidents have become more prevalent in our industry in recent years. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses and resources to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely. Additionally, our remote workforce poses increased risks to our IT assets and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
We rely on third parties to provide critical services that help us deliver our solutions and operate our business. In the course of providing their services, these third parties may support or operate critical business systems for us or store or process personal, sensitive, proprietary and/or confidential information on our behalf. These third-party providers may not have adequate security measures and have experienced and could experience in the future security incidents that compromise the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third parties for the resulting liability we incur.

Table of Contents	Unity Software Inc.
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely or effective manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers’ confidential, proprietary and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. A security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our reputation and brand, reduce demand for our solutions, disrupt normal business operations, require us to incur material costs to investigate and remedy the incident and prevent recurrence, expose us to litigation, regulatory enforcement action, fines, penalties and damages and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
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
The market in which we compete is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. For example, emerging technologies like artificial intelligence could impact the way that customers utilize our products as well as enhance the functionality of our products. Accordingly, our ability to increase our revenue depends in large part on our ability to maintain, improve and differentiate our existing platform and introduce new functionality promptly and effectively.

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
Revenue growth from our products depends on our ability to continue to develop and offer effective features and functionality for our customers and to respond to frequently changing privacy and data security laws and regulations, policies, and end-user demands and expectations, which will require us to incur additional costs to implement. If we do not continue to improve our platform with additional features and functionality in a timely fashion, or if intended improvements to our platform are ineffective or otherwise not well received by customers, our revenue could be adversely affected.
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
In addition, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and despite recent reevaluation of our headcount needs, slowing down our hiring efforts, and reductions in headcount, we expect to have significant future hiring needs. Competition is intense, particularly in the San Francisco Bay Area, Tel Aviv, and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform products, data scientists with experience in machine learning and artificial intelligence and experienced sales professionals. In order to continue to access top talent, we need to effectively execute any return to office plans or accommodate hybrid workers, which may add to the complexity and costs of our business operations. In addition, the recent move by companies to offer a remote of hybrid work environment may increase the competition for such employees from competitors outside of our traditional office locations. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources.
In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may not be as effective an incentive for attracting, retaining, and motivating employees. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition, and results of operations may suffer.
We believe that maintaining and enhancing our brand reputation is important to support the marketing and sale of our platform to new and existing customers, and grow our strategic partnerships. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer a reliable platform that continues to meet the needs and preferences of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality to address a wide variety of use cases and our ability to successfully differentiate our platform from competitors. Our ability to manage potential social and ethical issues arising out of emerging technologies including artificial intelligence could impact our brand and customer adoption of our products. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.
Risks Related to Laws, Regulations, and the Global Economy
We are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
Our products, and particularly our Grow Solutions, rely on our ability to process sensitive, proprietary, confidential, and regulated information, including personal information, that belongs to us or that we handle on behalf of others such as our customers. These activities are regulated by a variety and increasing number of federal, state, local, and foreign privacy and data security laws and regulations, which have become increasingly stringent in recent years and continue to evolve, requiring significant resources for compliance. Any actual or perceived non-compliance could result in litigation and regulatory proceedings against us, fines and civil or criminal penalties, obligations to cease offerings or to substantially modify our Grow Solutions in ways that make them less effective in certain jurisdictions, negative publicity, and reduced overall demand for our platform or reduced returns on our Grow Solutions.

Table of Contents	Unity Software Inc.
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. For example, European privacy and data security laws, including the European Union's General Data Protection Regulation ("EU GDPR”), the European Union's Digital Services Act, the United Kingdom’s GDPR (“UK GDPR") and others, impose significant and complex burdens on processing personal information and provide for robust regulatory enforcement and significant penalties for noncompliance. For example, under the EU GDPR, companies can face litigation, bans on data processing, fines of up to the greater of 20 million Euros or 4% of worldwide annual revenue, and private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Regulators, courts, and platforms have increasingly interpreted the GDPR and other privacy and data security laws as requiring affirmative opt-in consent to use cookies and similar technologies for personalization, advertising, and analytics. Proposed regulations could also impose onerous obligations related to artificial intelligence ("AI"), the use of cookies and other online tracking technologies on which our products rely, and online direct marketing. Any of these could increase our exposure to regulatory enforcement actions, increase our compliance costs, and adversely affect our business.
Globally, certain jurisdictions have enacted laws that may require data localization and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe remains unstable despite an agreement in principle between the U.S. and Europe, and other countries outside of Europe have enacted or are considering enacting cross border data transfer restrictions and laws requiring data residency. The EU GDPR, UK GDPR, and other European privacy and data security laws generally prohibit the transfer of personal information to countries outside the European Economic Area ("EEA"), such as the U.S, that are not considered by the European Commission to provide an adequate level of data protection. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and the United Kingdom to the U.S. in compliance with law, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these mechanisms. The future of cross-border data transfers remains uncertain in light of the evolving regulatory landscape both within and outside of Europe, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, litigation, penalties, and data processing restrictions or bans, and reduce demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.
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
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act ("TCPA") imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Some states have enacted laws similar to the TCPA, with similar potential exposure. In addition, the California Consumer Privacy Act ("CCPA"), which applies to personal information of consumers, business representatives, employees, and other individuals with whom we interact, imposes a number of obligations on covered businesses, including requirements to respond to requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). Additionally, the California Privacy Rights Act expands the CCPA’s requirements, including by adding new rights and establishing a new regulatory agency to implement and enforce the law. Other states are considering or have also enacted privacy and data security laws. For example, Virginia. Utah, Colorado, Connecticut, and Iowa have similarly enacted comprehensive privacy and data security laws increasing the costs and resources need for compliance. Our actual or perceived noncompliance with these and other emerging state laws could harm our business.
There is also increasing focus at the state and federal level on use of sensitive categories of data that we may be deemed to collect from time to time. For example, several states and localities have enacted statutes banning or restricting the collection of biometric information and have enacted measures related to the use of AI and machine learning in products and services. In addition, some of our products employ technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to the emerging regulations relating to biometric privacy laws. Although we aim to comply with these emerging laws, our actual or perceived noncompliance may expose us to litigation and regulatory risks. There are emerging cases applying existing privacy and data security laws in the U.S., such as the federal and state wiretapping laws in novel and potentially impactful ways that may affect our ability to offer certain products. The outcome of these cases could cause us to make changes to our products to avoid costly litigation, government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
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
In addition to increasing government regulation, we have obligations relating to privacy and data security under our published policies and documentation, contracts and applicable industry standards. For example, we may also be subject to the Payment Card Industry Data Security Standard ("PCI DSS"), which requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.

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
In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the U.K., regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the U.S., state privacy laws including the CCPA, grant residents the right to opt-out of most forms of targeted advertising (or to opt-in, in the case of residents under age 16). Some of the laws also require covered businesses to honor user-enabled browser signals from the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, "do not track" mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
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
Further, these entities may demand or require contract terms and product features or certifications that differ from our standard arrangements and are less favorable or more difficult to maintain than our standard terms or product features. If we are unable to agree to contracting requirements of governmental entities, we may be limited in our ability to sell our solutions to these customers. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to provide our platform to other government customers and could adversely impact our reputation, business, financial condition and results of operations.
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
As of December 31, 2022, we had net operating loss ("NOL") carryforwards for U.S. federal, state, and foreign purposes of $785.8 million, $415.0 million, and $1.1 billion, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2024. A lack of future taxable income would adversely affect our ability to utilize a portion of these NOLs before they expire. Under the current law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize all of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
The tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.
We believe that our main Israeli subsidiaries acquired as part of the ironSource Merger are eligible for certain tax benefits provided to a "Preferred Technological Enterprise" under the Israeli Law for the Encouragement of Capital Investments, 5719-1959 (the “Investment Law”). In order to remain eligible for the tax benefits provided to a "Preferred Technological Enterprise" we must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If these tax benefits are reduced, canceled or discontinued, our Israeli taxable income from the Preferred Technological Enterprise would be subject to a higher corporate tax rate in Israel. The standard corporate tax rate for Israeli companies has been 23% since 2018.
Any legal proceedings, claims against us, or other disputes could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
We are and may in the future become subject to legal proceedings and claims that arise from time to time, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or securities class action litigation suits. For example, we are currently defending against a putative securities class action complaint, and related derivative complaints, alleging that we or our executives made false or misleading statements and/or failed to disclose issues with our product platform.
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
It is possible that a number of laws and regulations may be adopted or construed to apply to us or our customers in the U.S. and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution, antitrust, and the use of artificial intelligence, and therefore our solutions or components may be deemed or perceived illegal or unfair practices. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as us and our customers conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing or the use of in-app purchases or such enabling technology, labeling of free-to-play games or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover games made with our solutions and the revenue that we receive from our Grow Solutions. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of mobile gaming and impair our business, financial condition or results of operations.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled under each indenture to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of March 31, 2023, the Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The proceeds from the PIPE have been and are expected to be continued to be used to partially fund the repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase program, with the objective to offset potential dilution to our stockholders as a result of the issuance of the ironSource Merger consideration. However, we are not obligated to repurchase any shares of our common stock and there is no assurance that we will do so on the timeline intended. As of March 31, 2023, $1.0 billion remains available for future share repurchases under this program.
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

Table of Contents	Unity Software Inc.
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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 13, 2022, by and among Unity, Merger Sub and ironSource.	8-K	001-39497	2.1	July 15, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-248255	3.4	September 9, 2020

10.1*	Employment Agreement, dated June 28, 2021 between Tomer Bar-Zeev and IronSource Ltd. and Welcome Letter, dated March 16, 2023, between Unity Software Inc. and Tomer Bar-Zeev

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.
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

UNITY SOFTWARE INC.

Date: May 10, 2023	By:	/s/ Mark Barrysmith
Mark Barrysmith
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Signatory)