Form 10-Q
period 2023-06-30
Unity Software Inc.
filed 2023-08-02
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2023, there were 383,457,326 shares of the registrant’s common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended June 30, 2023

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
•If we are unable to retain our existing customers and expand their use of our platform, or attract new customers, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
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
•We are increasingly building artificial intelligence ("AI") into many of our offerings, and issues raised by the use of AI in our offerings may adversely affect our business, reputation, or financial results.
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,640,926	$1,485,084
Short-term investments	—	101,711
Accounts receivable, net	632,032	633,775
Prepaid expenses and other	121,406	144,070
Total current assets	2,394,364	2,364,640
Property and equipment, net	135,387	121,863
Goodwill	3,200,955	3,200,955
Intangible assets, net	1,725,438	1,922,234
Other assets	230,702	224,293
Total assets	$7,686,846	$7,833,985
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,580	$20,221
Accrued expenses and other	295,524	326,339
Publisher payables	445,950	445,622
Deferred revenue	215,012	218,102
Total current liabilities	975,066	1,010,284
Convertible notes	2,709,442	2,707,171
Long-term deferred revenue	78,859	103,442
Other long-term liabilities	255,604	258,959
Total liabilities	4,018,971	4,079,856
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	215,749	219,563
Stockholders’ equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 383,291 and 374,243	2	2
Additional paid-in capital	6,149,631	5,779,776
Accumulated other comprehensive loss	(8,543)	(1,691)
Accumulated deficit	(2,695,010)	(2,249,819)
Total Unity Software Inc. stockholders’ equity	3,446,080	3,528,268
Noncontrolling interest	6,046	6,298
Total stockholders' equity	3,452,126	3,534,566
Total liabilities and stockholders’ equity	$7,686,846	$7,833,985
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$533,478	$297,043	$1,033,839	$617,169
Cost of revenue	158,827	96,836	320,791	190,669
Gross profit	374,651	200,207	713,048	426,500
Operating expenses
Research and development	267,955	215,960	548,435	437,000
Sales and marketing	209,131	100,908	425,258	204,847
General and administrative	89,017	81,005	185,791	153,480
Total operating expenses	566,103	397,873	1,159,484	795,327
Loss from operations	(191,452)	(197,666)	(446,436)	(368,827)
Interest expense	(6,142)	(1,123)	(12,271)	(2,234)
Interest income and other expense, net	9,061	(3,058)	22,676	(2,117)
Loss before income taxes	(188,533)	(201,847)	(436,031)	(373,178)
Provision for Income taxes	4,791	2,311	10,996	8,535
Net loss	(193,324)	(204,158)	(447,027)	(381,713)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(1,164)	—	(1,836)	—
Net loss attributable to Unity Software Inc.	$(192,160)	$(204,158)	$(445,191)	$(381,713)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.51)	$(0.69)	$(1.18)	$(1.29)
Weighted-average shares used in computation of basic and diluted net loss per share	380,355	296,849	378,145	295,602
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(193,324)	$(204,158)	$(447,027)	$(381,713)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(12,155)	(366)	(8,998)	(347)
Change in unrealized losses on short-term investments	—	(1,291)	—	(5,719)
Change in unrealized gains (losses) on derivative instruments	616	—	289	—
Other comprehensive loss	(11,539)	(1,657)	(8,709)	(6,066)
Comprehensive loss	(204,863)	(205,815)	(455,736)	(387,779)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(1,164)	—	(1,836)	—
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	(2,506)	—	(1,857)	—
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(3,670)	—	(3,693)	—
Comprehensive loss attributable to Unity Software Inc.	$(201,193)	$(205,815)	$(452,043)	$(387,779)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at March 31, 2023	378,373,685	$2	$5,962,358	$490	$(2,502,850)	$3,460,000	$6,296	$3,466,296
Issuance of common stock from employee equity plans	2,094,090	—	19,973	—	—	19,973	—	19,973
Issuance of common stock for settlement of RSUs	2,822,852	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	161,098	—	—	161,098	—	161,098
Net loss	—	—	—	—	(192,160)	(192,160)	(79)	(192,239)
Adjustments to redeemable noncontrolling interest	—	—	6,202	—	—	6,202	—	6,202
Other comprehensive loss	—	—	—	(9,033)	—	(9,033)	(171)	(9,204)
Balance at June 30, 2023	383,290,627	$2	$6,149,631	$(8,543)	$(2,695,010)	$3,446,080	$6,046	$3,452,126

	Three Months Ended June 30, 2022
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at March 31, 2022	295,846,751	$2	$3,879,589	$(8,267)	$(1,509,182)	$2,362,142	$—	$2,362,142
Issuance of common stock from employee equity plans	1,086,699	—	7,502	—	—	7,502	—	7,502
Issuance of common stock for settlement of RSUs	1,094,102	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	118,242	—	—	118,242	—	118,242
Net loss	—	—	—	—	(204,158)	(204,158)	—	(204,158)
Other comprehensive loss	—	—	—	(1,657)	—	(1,657)	—	(1,657)
Balance at June 30, 2022	298,027,552	$2	$4,005,333	$(9,924)	$(1,713,340)	$2,282,071	$—	$2,282,071
.

(1) Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2022	374,243,196	$2	$5,779,776	$(1,691)	$(2,249,819)	$3,528,268	$6,298	$3,534,566
Issuance of common stock from employee equity plans	3,569,851	—	41,944	—	—	41,944	—	41,944
Issuance of common stock for settlement of RSUs	5,477,580	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	327,543	—	—	327,543	—	327,543
Net loss	—	—	—	—	(445,191)	(445,191)	(125)	(445,316)
Adjustments to redeemable noncontrolling interest	—	—	368	—	—	368	—	368
Other comprehensive loss	—	—	—	(6,852)	—	(6,852)	(127)	(6,979)
Balance at June 30, 2023	383,290,627	$2	$6,149,631	$(8,543)	$(2,695,010)	$3,446,080	$6,046	$3,452,126

	Six Months Ended June 30, 2022
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2021	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391	$—	$2,394,391
Issuance of common stock from employee equity plans	3,246,743	—	37,718	—	—	37,718	—	37,718
Issuance of common stock for settlement of RSUs	2,019,132	—	—	—	—	—	—	—
Common stock issued in connection with acquisitions	169,321	—	16,072	—	—	16,072	—	16,072
Stock‑based compensation expense	—	—	221,669	—	—	221,669	—	221,669
Net loss	—	—	—	—	(381,713)	(381,713)	—	(381,713)
Other comprehensive loss	—	—	—	(6,066)	—	(6,066)	—	(6,066)
Balance at June 30, 2022	298,027,552	$2	$4,005,333	$(9,924)	$(1,713,340)	$2,282,071	$—	$2,282,071
(1) Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(447,027)	$(381,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220,639	84,108
Stock-based compensation expense	320,562	221,669
Other	1,521	5,890
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,633	17,873
Prepaid expenses and other	22,849	(8,025)
Other assets	24,311	13,333
Accounts payable	(3,069)	(582)
Accrued expenses and other	(33,727)	(16,468)
Publisher payables	328	(40,006)
Other long-term liabilities	(37,802)	(15,663)
Deferred revenue	(27,674)	178,014
Net cash provided by operating activities	42,544	58,430
Investing activities
Purchases of short-term investments	(212)	(150,911)
Proceeds from principal repayments and maturities of short-term investments	102,673	231,349
Purchases of non-marketable investments	(500)	(15,000)
Sales of non-marketable investments	—	1,000
Purchases of property and equipment	(28,468)	(30,357)
Business acquisitions, net of cash acquired	—	(25,647)
Net cash provided by investing activities	73,493	10,434
Financing activities
Proceeds from issuance of common stock from employee equity plans	41,944	37,718
Net cash provided by financing activities	41,944	37,718
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(8,785)	(41)
Increase in cash, cash equivalents, and restricted cash	149,196	106,541
Cash and restricted cash, beginning of period	1,505,688	1,066,599
Cash, cash equivalents, and restricted cash, end of period	$1,654,884	$1,173,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,389	$—
Cash paid for income taxes, net of refunds	$5,746	$5,891
Cash paid for operating leases	$20,206	$12,653
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business and asset acquisitions	$—	$16,072
Assets acquired under operating lease	$37,293	$8,683
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Create Solutions	$193,110	$164,594	$380,479	$329,138
Grow Solutions	340,368	132,449	653,360	288,031
Total revenue	$533,478	$297,043	$1,033,839	$617,169

Table of Contents	Unity Software Inc.
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$138,711	$69,768	$269,612	$143,714
Greater China (1)	69,750	42,286	117,262	86,130
EMEA (2)	188,219	101,835	374,943	217,147
APAC (3)	119,107	75,068	238,671	151,761
Other Americas (4)	17,691	8,087	33,351	18,417
Total revenue	$533,478	$297,043	$1,033,839	$617,169
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the allowance for uncollectible amounts was $16.0 million and $9.4 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight line method over the expected period of benefit, which is generally three years. As of June 30, 2023, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $7.5 million and $3.5 million, respectively. During the three and six months ended June 30, 2023, we recorded amortization costs of $2.5 million and $5.0 million, respectively, in sales and marketing expenses, as compared to $2.2 million and $4.5 million during the three and six months ended June 30, 2022, respectively.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables) included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $44.3 million and $37.5 million as of June 30, 2023 and December 31, 2022, respectively.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the six months ended June 30, 2023 that was included in the deferred revenue balances at January 1, 2023 was $142.3 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of June 30, 2023, were $624.1 million and relate primarily to Create Solutions subscriptions, enterprise support, and strategic partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $291.7 million or 47% of this revenue during the next 12 months.

Table of Contents	Unity Software Inc.
3. Financial Instruments
Cash, Cash Equivalents, Restricted Cash, and Short-term Investments
Cash, cash equivalents, restricted cash, and short-term investments are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value.
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
The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2023	December 31, 2022
	Fair Value (1)
Cash	$688,074	$699,340
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$13,958	$20,604
Money market funds	754,469	373,619
Time deposits	198,383	412,125
Total restricted cash and cash equivalents	$966,810	$806,348
Short-term investments	$—	$101,711
Total cash, cash equivalents, restricted cash, and short-term investments	$1,654,884	$1,607,399
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of June 30, 2023 and December 31, 2022, such equity investments totaled $31.6 million. No adjustments to the carrying value of these equity investments were recorded for the three and six months ended June 30, 2023 and 2022.
4. Investment in Unity China
The results of Unity China, of which third-party investors hold 20.5%, are included in our condensed consolidated financial statements and were not material for the three and six months ended June 30, 2023. Under certain conditions we may be required to repurchase the third-party interest in Unity China. The redeemable noncontrolling interests in Unity China are recorded as temporary equity on our condensed consolidated balance sheet.

Table of Contents	Unity Software Inc.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance at beginning of period	$225,376	$219,563
Net loss attributable to redeemable noncontrolling interests	(1,086)	(1,712)
Accretion for redeemable noncontrolling interests	3,676	6,374
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	(12,217)	(8,476)
Balance at end of period	$215,749	$215,749
5. Leases
We have operating leases for offices, which have remaining lease terms of up to ten years.
Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$10,375	$8,163	$19,768	$15,783
Variable lease expense	1,164	1,393	2,442	2,838
Sublease income	(440)	—	(824)	—
Total lease expense	$11,099	$9,556	$21,386	$18,621
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	June 30, 2023	December 31, 2022
Operating lease assets	Other assets	$140,792	$120,535

Current operating lease liabilities	Accrued expenses and other	$39,880	$34,469
Long-term operating lease liabilities	Other long-term liabilities	122,502	107,776
Total operating lease liabilities		$162,382	$142,245
As of June 30, 2023 and December 31, 2022, our operating leases had a weighted-average remaining lease term of 5.3 years and 5.0 years, respectively, and a weighted-average discount rate of 4.9% and 4.0%, respectively.
As of June 30, 2023, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$184,754
Less: imputed interest	(22,372)
Present value of lease liabilities	$162,382

Table of Contents	Unity Software Inc.
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
Combined interest expense on the 2027 Notes related to regular interest and the amortization of debt issuance costs was $5.0 million and $10.0 million for the three and six months ended June 30, 2023, respectively.

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
Interest expense on the 2026 Notes related to the amortization of debt issuance costs was $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively.
The table below summarizes the principal and unamortized debt issuance costs for the 2026 and 2027 Notes (in thousands):

As of
June 30, 2023
Convertible notes:
Principal - 2026 Notes	$1,725,000
Principal - 2027 Notes	1,000,000
Unamortized debt issuance cost - 2026 and 2027 Notes	(15,558)
Net carrying amount	$2,709,442
As of June 30, 2023, no holders of the 2027 and 2026 Notes have exercised the conversion rights, and the if-converted value of the 2027 and 2026 Notes did not exceed the principal amount.
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
The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price described above. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital on our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of June 30, 2023, the Capped Call Transactions met the conditions for equity classification and were not in the money.

Table of Contents	Unity Software Inc.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of June 30, 2023 (in thousands):

	Total	Remainder of 2023	2024‑2025	2026‑2027	Thereafter
Operating leases (1)	$184,754	$23,171	$78,906	$43,425	$39,252
Purchase commitments (2)	855,697	156,608	480,212	218,877	—
Convertible notes (3)	2,725,000	—	—	2,725,000	—
Total	$3,765,451	$179,779	$559,118	$2,987,302	$39,252
(1)    Operating leases consist of obligations for real estate that are active.
(2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    Convertible notes due 2026 and 2027. See Note 6, "Borrowings," above for further discussion.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2023, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $14.0 million and $20.6 million of secured letters of credit outstanding as of June 30, 2023 and December 31, 2022. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our condensed consolidated balance sheets.

Table of Contents	Unity Software Inc.
8. Stock‑Based Compensation
We recorded stock-based compensation expense related to grants to employees on our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$19,801	$11,877	$38,650	$20,671
Research and development	71,058	60,110	147,541	115,363
Sales and marketing	34,680	25,125	70,197	48,959
General and administrative	31,999	21,130	64,178	36,676
Total stock-based compensation expense	$157,538	$118,242	$320,566	$221,669
Stock Options
A summary of our stock option activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2022	35,718,803	$18.05	5.60
Granted	241,400	$34.29
Exercised	(3,037,325)	$9.27
Forfeited, cancelled, or expired	(581,129)	$45.40
Balance as of June 30, 2023	32,341,749	$18.50	5.19
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.8%	3.0%	3.8% - 4.2%	1.7% - 3.0%
Expected volatility	56.3%	33.3%	54.7% - 56.3%	33.3% - 33.8%
Expected term (in years)	6.25	6.25	6.25	6.25
Fair value of underlying common stock	$35.84	$38.47	$29.33 - $35.84	$38.47 - $89.01

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our restricted stock unit ("RSU"), including price-vested unit ("PVU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	38,105,462	$48.37
Granted	3,650,818	$31.24
Vested	(5,497,011)	$54.60
Forfeited	(4,094,425)	$52.64
Unvested as of June 30, 2023	32,164,844	$45.62
Price-Vested Units
In October 2022, we granted to certain of our executive officers a total of 989,880 PVUs, which are RSUs for which vesting is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to seven years. The fair value of each PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the three and six months ended June 30, 2023, the service period condition and stock price hurdle were not met.
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan ("ESPP") was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Six Months Ended June 30,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	5.2%	0.6%
Expected volatility	94.5%	40.0%
Expected term (in years)	0.50	0.50
Grant-date fair value per share	$12.44	$27.42
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Six Months Ended June 30,
	2023	2022
Shares issued under the ESPP	532,643	207,986
Weighted-average price per share issued	$25.87	$90.48
No shares were issued under the ESPP during the three months ended June 30, 2023 or 2022.

Table of Contents	Unity Software Inc.
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
Our effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance in the U.S. on losses and to a lesser extent tax expense on foreign earnings taxed at different rates. In addition, we undertook certain tax restructuring efforts during the first quarter of 2023 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance. Our effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to the base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory R&D capitalization under the IRC Section 174, losses that cannot be benefited due to the valuation allowance on U.S., Denmark, and United Kingdom ("U.K.") entities, and to a lesser extent, foreign earnings taxed at different tax rates.
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
As of June 30, 2023, we had $181.2 million of gross unrecognized tax benefits, of which $27.7 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of June 30, 2023 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share for the following periods (in thousands) because the impact of including them would have been antidilutive:

	Three and Six Months Ended
	2023	2022
Convertible notes	26,042	5,588
Stock options	32,342	27,187
Unvested RSUs and PVUs	32,165	16,852

Table of Contents	Unity Software Inc.
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
Overview
Unity is the world’s leading platform for creating and growing interactive, real-time 3D ("RT3D") content and experiences. Our comprehensive set of software, including AI solutions, supports creators through the entire development lifecycle as they build, run, and grow immersive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices.
Our platform consists of two distinct, but connected and synergistic, sets of solutions: Create Solutions and Grow Solutions.
Impact of Macroeconomic Trends
Recent negative macroeconomic factors, such as high and persistent inflation, rising interest rates, and limited credit availability has and could further cause economic uncertainty and volatility. Further, continued softness of the advertising market and increased restrictions on the gaming industry in China have impacted our growth rates and may continue to do so. The impact of these trends remains uncertain, and we cannot reasonably estimate the full impact on our future results of operations, cash flows, or financial condition. For additional details, refer to the section titled "Risk Factors."
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
Customers Contributing More Than $100,000 of Revenue
We had 1,330 and 1,085 customers contributing more than $100,000 of revenue in the trailing 12 months as of June 30, 2023 and 2022, respectively, demonstrating our ability to grow our revenues with existing customers, and our strong and growing penetration of larger enterprises, including AAA gaming studios and large organizations in industries beyond gaming. We also experienced an increase of these customers as a result of the ironSource Merger. While these customers represented the substantial majority of revenue for the six months ended June 30, 2023 and 2022, respectively, no one customer accounted for more than 10% of our revenue for either period.

Table of Contents	Unity Software Inc.
Dollar-Based Net Expansion Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with our Create and Grow Solutions customers and to increase their use of our platform. We track our performance by measuring our dollar-based net expansion rate, which compares our Create and Grow Solutions revenue, excluding Strategic Partnerships and, starting in the first quarter of 2023, Supersonic, from the same set of customers across comparable periods, calculated on a trailing 12-month basis. Had we excluded Supersonic in the fourth quarter of 2022, the dollar-based net expansion rate would have been 118%.

	As of
	June 30, 2023	June 30, 2022
Dollar-based net expansion rate	106%	121%
Our dollar-based net expansion rate as of June 30, 2023 and 2022, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers and cross-selling our solutions to all of our customers. The decrease in dollar-based net expansion rate, compared to the comparable prior year period, is primarily attributable to Grow Solutions and follows a similar trend to the revenue decrease seen from those solutions prior to the ironSource Merger due to softness in the advertising market.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year with a slight rebound in the fourth quarter due to the ironSource Merger. Despite this decline, we are still maintaining strong relationships with our existing customers.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$533,478	$297,043	$1,033,839	$617,169
Cost of revenue	158,827	96,836	320,791	190,669
Gross profit	374,651	200,207	713,048	426,500
Operating expenses
Research and development	267,955	215,960	548,435	437,000
Sales and marketing	209,131	100,908	425,258	204,847
General and administrative	89,017	81,005	185,791	153,480
Total operating expenses	566,103	397,873	1,159,484	795,327
Loss from operations	(191,452)	(197,666)	(446,436)	(368,827)
Interest expense	(6,142)	(1,123)	(12,271)	(2,234)
Interest income and other expense, net	9,061	(3,058)	22,676	(2,117)
Loss before income taxes	(188,533)	(201,847)	(436,031)	(373,178)
Provision for income taxes	4,791	2,311	10,996	8,535
Net loss	(193,324)	(204,158)	(447,027)	(381,713)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	30	33	31	31
Gross margin	70	67	69	69
Operating expenses
Research and development	50	73	53	71
Sales and marketing	39	34	41	33
General and administrative	17	27	18	25
Total operating expenses	106	134	112	129
Loss from operations	(36)	(67)	(43)	(60)
Interest expense	(1)	—	(1)	—
Interest income and other expense, net	2	(1)	2	—
Loss before income taxes	(35)	(68)	(42)	(60)
Provision for income taxes	1	1	1	1
Net loss	(36)%	(69)%	(43)%	(61)%

Table of Contents	Unity Software Inc.
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
Our total revenue is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Create Solutions	$193,110	$164,594	$380,479	$329,138
Grow Solutions	340,368	132,449	653,360	288,031
Total revenue	$533,478	$297,043	$1,033,839	$617,169
The increase in total revenue in the three and six months ended June 30, 2023, compared to the comparable prior year periods, was primarily due to the acquisition and inclusion of revenue from ironSource within Grow Solutions. Revenue from Create Solutions increased primarily due to growth in new customers, as well as growth among existing customers.
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
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including our product mix, the costs associated with third-party hosting services and the extent to which we expand and drive efficiencies in our hosting costs, professional services, and customer support organizations. We expect our gross profit to increase in absolute dollars in the long term, but we expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.

Table of Contents	Unity Software Inc.
Cost of revenue for the three and six months ended June 30, 2023 increased, compared to the comparable prior year periods, primarily due to higher personnel-related expenses associated with the ironSource Merger and workforce reduction discussed below, as well as an increase of approximately $27 million and $54 million for the three and six months ended June 30, 2023, respectively, in amortization expenses related to intangible assets acquired through our business acquisitions. We also experienced an increase of approximately $6 million and $14 million for the three and six months ended June 30, 2023, respectively, in hosting and other third-party related expenses primarily due to the inclusion of ironSource.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. Although personnel-related costs contributed to the majority of the increase in expense period over period primarily due to the increased headcount resulting from the ironSource Merger, we have been evaluating our headcount needs, slowing down our hiring efforts, reducing the number of managerial layers, and focusing on containing the growth rate of other expenses. In May 2023, we announced a workforce reduction of approximately 8% of our then total workforce as we restructured specific teams in order to continue to position ourselves for long-term and profitable growth. Following this announcement, we incurred expenses of approximately $25 million in connection with the workforce reduction, of which we recorded $3 million in cost of revenue, $14 million in research and development expense, $6 million in sales and marketing expense, and $2 million in general and administrative expense. These expenses were primarily related to employee transition, severance payments, and employee benefits.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, third-party software services, professional services, and allocated overhead. We expense research and development expenses as they are incurred. We expect our research and development expenses to increase in absolute dollars and to fluctuate as a percentage of revenue from period to period as we expand our teams to develop new solutions, expand features and functionality with existing solutions, and enter new markets.
Research and development expense for the three and six months ended June 30, 2023 increased, compared to the comparable prior year periods, primarily due to higher personnel-related expenses associated with the ironSource Merger and workforce reduction. The increase was further driven, to a lesser extent, by higher hosting expenses.
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
Sales and marketing expense for the three and six months ended June 30, 2023 increased, compared to the comparable prior year periods, primarily due to an increase in amortization expense related to intangible assets acquired through our business acquisitions of approximately $40 million and $79 million, respectively. We also experienced higher personnel-related and user acquisition costs due to the ironSource Merger and increased costs associated with the workforce reduction in the second quarter of 2023.

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
General and administrative expense for the three and six months ended June 30, 2023 increased, compared to the comparable prior year periods, primarily due to higher personnel-related expenses associated with the ironSource Merger and workforce reduction, which was partially offset by a decrease in professional fees.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three and six months ended June 30, 2023 increased, compared to the comparable prior year periods, due to accrued interest on our 2027 notes and amortization of debt issuance costs.
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
Interest income and other expense, net, for the three and six months ended June 30, 2023 increased, compared to the comparable prior year periods, primarily due to interest and dividend income earned on our money market investments and time deposit accounts.
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
Provision for income taxes for the three and six months ended June 30, 2023 increased, compared to the comparable prior year periods, primarily due to an increase in earnings in foreign jurisdictions in which we operate, mainly due to the ironSource Merger. Certain tax restructuring efforts made during the period ended June 30, 2023 partially offset the increase in tax expense.
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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2023	2022
GAAP gross profit	$374,651	$200,207
Add:
Stock-based compensation expense	19,801	11,839
Amortization of intangible assets expense	34,480	7,630
Depreciation expense	2,385	1,480
Restructuring and reorganization costs	2,944	264
Adjusted gross profit	$434,261	$221,420
GAAP gross margin	70%	67%
Adjusted gross margin	81%	75%

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2023	2022
GAAP net loss	$(193,324)	$(204,158)
Stock-based compensation expense	157,538	105,995
Amortization of intangible assets expense	98,702	33,131
Depreciation expense	12,204	9,505
Acquisition-related costs	159	3,437
Restructuring and reorganization costs	24,847	7,950
Insurance reimbursement for legal settlement	(3,250)	—
Interest expense	6,142	1,123
Interest income and other expense, net	(9,061)	3,058
Income tax expense	4,791	2,311
Adjusted EBITDA	$98,748	$(37,648)
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$42,544	$58,430
Less:
Purchases of property and equipment	(28,468)	(30,357)
Free cash flow	$14,076	$28,073
Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $1.6 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in government money market funds.
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

Table of Contents	Unity Software Inc.
In July 2022, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $2.5 billion of shares of our common stock in open market transactions through November 2024. As of June 30, 2023, $1.0 billion remains available for future share repurchases under this program. We did not repurchase any shares under the Share Repurchase Program during the quarter ended June 30, 2023.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $2.7 billion as of June 30, 2023. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions. Our future capital requirements, however, will depend on many factors, including our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary offerings, teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may choose or be required to seek additional equity or debt financing sooner than we currently anticipate. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all, including as a result of macroeconomic conditions such as rising interest rates, volatility in the capital markets and liquidity concerns at, or failures of, banks and other financial institutions. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Our changes in cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$42,544	$58,430
Net cash provided by investing activities	73,493	10,434
Net cash provided by financing activities	41,944	37,718
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(8,785)	(41)
Net change in cash, cash equivalents, and restricted cash	$149,196	$106,541
Cash Provided by Operating Activities
During the six months ended June 30, 2023, net cash provided by operating activities was primarily due to an increase in working capital as our business grows, which was partially offset by cash payments associated with our workforce reduction. Our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.

Table of Contents	Unity Software Inc.
Cash Provided by Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities consisted primarily of proceeds received from the maturities of short-term investments, which was partially offset by purchases of property and equipment.
Cash Provided by Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities consisted solely of proceeds from the issuance of common stock under our employee equity plans.
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

Table of Contents	Unity Software Inc.
Except as noted above, there was no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). The operative complaint names as defendants Unity, its Chief Executive Officer, Chief Financial Officer, and General Manager of Operate Solutions, as well as Unity shareholders, Sequoia Capital, Silver Lake Group, and OTEE 2020 ApS. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company’s product platform and the likely impact of those issues on the Company’s fiscal 2022 guidance. The plaintiffs seek to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between May 11, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Company believes this lawsuit is without merit and intends to vigorously defend the case. On May 25, 2023, all defendants moved to dismiss the Amended Complaint. The plaintiffs filed an opposition to the motions to dismiss on July 26, 2023.
On November 22, 2022, a derivative suit, captioned Movva v. Unity Software, Inc., et al., Case 5:22-cv-07416 (N.D. Cal.) (the "Movva Suit"), was filed by a purported stockholder against eleven of the Company’s current and former officers and directors. The complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act, borrows the allegations of the Securities Class Action, and recasts them as derivative claims. On December 16, 2022, a related derivative suit, captioned Duong vs. Unity Software Inc., et al., Case 5:22-c-08926 (N.D. Cal.), was filed by a purported stockholder against the same defendants as in the Movva Suit (the "Duong Suit," and together with the Movva Suit, the "Federal Derivative Actions"). The two Federal Derivative Actions were consolidated after the parties jointly moved to do so. The Federal Derivative Actions have been stayed pending the outcome of the motions to dismiss in the Securities Class Action. On May 8, 2023, a stockholder derivative suit, captioned Wen v. Botha, et al.., Case No. 2023-0499 (the “Wen Suit”), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company’s current and former officers and directors, and asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. As with the Federal Derivative Actions, the Wen suit borrows the allegations of the Securities Class Action, and recasts them as derivative claims. The Wen suit has also been stayed pending the outcome of the motion to dismiss in the Securities Class Action.
On August 8, 2022, a putative class action complaint, captioned Assad v. Botha et al, Case No. 2022-0691, was filed in the Court of Chancery of the State of Delaware against the Company and its board of directors. The complaint alleged that the directors breached their fiduciary duties by failing to disclose all material information necessary to allow stockholders to make a fully informed decision on whether to approve the issuance of new shares as a part of the Company's preliminary Form S-4 filed in connection with the Company's merger with ironSource. The plaintiff was a purported stockholder and sought to represent a class of stockholders voting in connection with the stock issuance. The complaint sought additional disclosure and an award of attorneys’ fees, among other remedies. On September 21, 2022, the complaint was withdrawn. On March 15, 2023, the plaintiff filed an application for an award of attorneys’ fees, and the Company responded on May 1, 2023. The Company is currently awaiting the ruling.
From time to time, we may be subject to other legal proceedings and claims arising in the ordinary course of business.

Table of Contents	Unity Software Inc.
Item 1A. Risk Factors
Risks Related to Our Business, Operations, and Industry
We have a history of losses and may not achieve or sustain profitability on a GAAP basis in the future.
We have experienced significant net losses on a GAAP basis in each period since inception. In addition, our revenue growth rate has varied and has in certain quarters declined and could vary and decline in the future, particularly in a difficult macroeconomic climate. We are not certain whether we will achieve or maintain profitability in the future. We also expect our costs and expenses to increase in the long term on a GAAP basis, which could negatively affect our future results of operations. In particular, we may continue to make investments in such areas as:
•research and development, including investments in our engineering teams and in further differentiating our platform and solutions with improvements to our Create and Grow Solutions, as well as the development of new solutions and features;
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
Overall growth of our revenue is difficult to predict and depends in part on our ability to execute on our integration of ironSource and other growth strategies. For example, in the second and third quarters of 2022, our growth rate declined below our target long-term growth due to a variety of factors which could continue to impact our business, including the maturation of our business. In addition, recent negative macroeconomic factors, such as high and persistent inflation and rising interest rates, limited credit availability and liquidity concerns at, and failures of, banks and other financial institutions have and may continue to negatively impact our business, as could continued softness of the advertising market and increased restrictions on the gaming industry in China.
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
The growth and expansion of our business places a continuous significant strain on our management, operational and financial resources. As usage of our platform grows, we will need to devote additional resources to improving its capabilities, features and functionality. In addition, we will need to appropriately scale our internal business, IT, and financial, operating and administrative systems to serve our growing customer base, and continue to manage headcount, capital and operating and reporting processes, continue to integrate them with ironSource's, in an efficient manner. Any failure of or delay in these efforts could result in impaired performance and reduced customer satisfaction, resulting in decreased sales to new customers or lower dollar-based net expansion rates, which would hurt our revenue growth and our reputation. Further, any failure in optimizing the costs associated with our third-party cloud services as we scale could negatively impact our gross margins. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.
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
We believe that there are significant benefits and synergies that may be realized through leveraging the offerings, scale and combined enterprise customer bases of Unity and ironSource. However, the efforts to realize these benefits and synergies is a complex process and may disrupt our existing operations if not implemented in a timely and efficient manner. The full benefits of the ironSource Merger, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. In addition, we may incur additional or unexpected costs in order to realize these revenue synergies. Failure to achieve the anticipated benefits of the ironSource Merger could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the ironSource Merger and negatively impact our stock price.
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
We have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Weta Digital Acquisition and the ironSource Merger. We may also incur unanticipated costs in the integration of certain of Weta Digital's assets and of ironSource with our business. The substantial majority of these costs will be non-recurring expenses relating to the Weta Digital Acquisition and the ironSource Merger. Additionally, we have been subject to litigation related to the ironSource Merger and could become subject to further litigation related to it or any other acquisition, which could result in significant costs and expenses.
These and any future transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions have historically resulted and in the future could result in dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses, or the impairment of goodwill, any of which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities and our efforts to limit such liabilities could be unsuccessful.
If we are unable to retain our existing customers and expand their use of our platform, or attract new customers, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
Our future success depends on our ability to retain our existing customers, expand their use of our platform and attract new customers. Our marketing efforts may not be successful despite the resources we devote to them.

Table of Contents	Unity Software Inc.
We derive a significant portion of our revenue from our Grow Solutions, and such revenue is primarily generated under a revenue-share or profit-share model. Under such models, our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our monetization solutions or if our Grow Solutions are less effective, consumption of these offerings could decline. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with certain of our Grow Solutions (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products. We focused our resources on addressing the data quality and accuracy challenges we observed with certain monetization tools in the first quarter of 2022. Our interventions to address such challenges were effective; however, external factors, including the competitive landscape, negative macroeconomic conditions, longer sales cycles, and reduced advertiser spend prolonged our recovery and negatively impacted the growth of our Grow Solutions. We must continually add new features and functionality to our Grow Solutions to remain competitive and respond to our customers’ needs. If we are not successful in retaining and attracting new customers to our Grow Solutions, our business and results of operations would be adversely affected. In addition, if we fail to attract or retain existing ironSource customers into our Grow Solutions, our business could be harmed.
Our Grow Solutions are also dependent upon the continued proliferation of mobile connected devices, such as smartphones and tablets, which can connect to the Internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons beyond our control. If user adoption of mobile connected devices or user consumption of content on those devices do not continue to grow, our business could be harmed.
Create Solutions customers have no obligation to renew their subscriptions, which are primarily one to three years in length, after they expire, and have no obligation to continue using our Grow Solutions, which are primarily sold under revenue-share or profit-share-based models.
Our Grow Solutions customers rely on us to attract a broad range of advertisers to our platform to generate demand for their impressions through our offerings such as LevelPlay, Unity Ads, and Sonic. If we are unable to also serve the needs of advertisers, they may reduce their consumption of our solutions and, because the advertising market is highly competitive, they may shift their business to other advertising solutions which could adversely affect our revenue. All of our offerings are also subject to factors and events beyond our control. For example, macroeconomic factors like labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for advertisers, and these factors are currently decreasing, and may in the future decrease or halt, advertiser spending.
For us to maintain or improve our results of operations, it is important that our Create Solutions customers renew and expand their subscriptions with us and that our Grow Solutions customers continue using and expanding their use of our solutions. We invest in targeted sales and account-based marketing efforts to identify opportunities to grow use of our solutions within and across multiple studios within a single customer. However, our efforts may not be successful despite the resources we devote to them. Even if one or several studios within a customer adopts our Create or Grow Solutions, other studios within that customer may choose to adopt different solutions or to continue to employ internally-developed solutions.
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
•the introduction of alternative solutions by larger, more experienced companies that offer 2D and 3D design solutions in the industries in which we may expand into; and
•rapid technological change, such as the rise of AI and machine learning, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences.
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
Estimates of market opportunity in industries beyond gaming are particularly uncertain, given the earlier stage of adoption of solutions for RT3D content creation in those markets. Our estimates of the market opportunity that we can address outside gaming depend on a variety of factors, including the number of software developers, architects and engineers that are potential users of our offerings. We cannot be sure that the industries in which these developers, architects or engineers are employed will adopt RT3D generally, or our solutions specifically, to any particular extent or at any particular rate.

Table of Contents	Unity Software Inc.
Our expectations regarding potential future market opportunities that we may be able to address are subject to even greater uncertainty. For example, our expectations regarding future market opportunities in gaming depend, among other things, on the extent to which we are able to develop new solutions and features that expand the applicability of our platform. In addition, our expectations regarding future market opportunities represented by augmented reality and virtual reality applications are subject to uncertainties relating from the fact that such applications are at relatively early stages of development and may not grow at the rates we expect. The extent to which engineers, technicians or other potential users of our solutions in industries outside gaming are representative of other future market opportunities will depend on those industries having use cases that can be served by RT3D content. Our ability to address those opportunities will depend on our developing solutions that are responsive to those use cases. In addition, there is significant uncertainty with respect to our estimate of the amount by which the acquisition of Weta Digital or the ironSource Merger will increase our total market opportunity, which is based on internal models and assumptions. For example, with respect to Weta Digital, our model assumes that there is a significant market opportunity among consumers as well as professional artists for digital visual effects solutions.
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
Our growth strategy is based, in part, on expanding into new industries beyond gaming. The market for interactive RT3D and 2D content in industries beyond gaming is still developing, and it is uncertain whether this market will develop as we expect, how rapidly it will develop and how much it will grow. For example, our attempts to expand our market in the entertainment industry may be slowed by the ongoing labor strikes by the Writers' Guild of America and the Screen Actors Guild - American Federation of Television and Radio Artists, which have impacted the entertainment industry generally.
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
In addition, the investments we make to grow our business by expanding into new industries will continue to increase our costs and operating expenses on an absolute basis. We expect to invest significant research and development resources to develop and expand our solutions' functionality to meet the needs of customers in these industries, and we will need to increase our sales and marketing, legal and compliance and other efforts as we seek to expand into new industries that require a different go-to-market strategy than the gaming industry. These investments will occur in advance of our realization of significant revenue from such industries, particularly given that customers in these industries are typically enterprise customers with long contracting cycles, which will make it difficult to determine if we are allocating our resources effectively and efficiently. If the revenue we derive from these investments is not sufficient to achieve a return on investment, our business and results of operations would suffer.
We are increasingly building AI into many of our offerings, and issues raised by the use of AI in our offerings may adversely affect our business, reputation, or financial results.
We are increasingly building AI into many of our offerings, such as Unity Muse, an expansive platform for AI-driven assistance during creation, and Unity Sentis, which allows creators to embed an AI model in the Unity Runtime for their game or application, enhancing gameplay and other functionality. We continue to advance machine learning algorithms in our Grow Solutions, which are designed to enable us to provide customers with better performance. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The evolving regulatory landscape and our product development efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, the use of datasets to develop and be referenced by AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations or third party rights. In addition, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. If our technology is used by an end user in a controversial manner due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability.

Table of Contents	Unity Software Inc.
In addition, market acceptance of AI technologies is uncertain, and we may be unsuccessful in product development efforts. Our solutions that use AI could fail to achieve market acceptance, or our competitors may use AI technologies more efficiently than we do. We may incur significant costs and may not achieve any significant revenue from these offerings. Any of these factors could adversely affect our business, reputation, or financial results.
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
Our gaming customers are not the end users of our solutions, but rather they use our platform and solutions to create and/or operate their games, which are ultimately sold or distributed to an end user. As a result, our success depends in part on the ability of our customers to market and sell games that are created or operated with our solutions. If our customers’ marketing efforts are unsuccessful or if our customers experience a decrease in demand for their games, sales of our Create Solutions and our Grow Solutions could be reduced. The gaming market is characterized by intense competition, rapid technological change, increased focus by regulators, and economic uncertainty and, as such, there is no guarantee that any of our customers' games will gain any meaningful traction with end users. In addition, some of our newer offerings, like Multiplay and Vivox, are more reliant on certain customers. While our large and diverse customer portfolio has helped to reduce the fluctuations in our Grow Solutions revenue as a whole resulting from the success of customers' games and the timing of game releases, we cannot assure you that the size and diversification of our customer portfolio will sufficiently mitigate this risk. If our customers fail to create or operate popular games using our platform, and we are not able to maintain a diversified portfolio of "winners and losers," our results of operations may be adversely affected.
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
•general economic, social and public health conditions, both domestically and globally, including uncertain macroeconomic conditions, as well as conditions specifically affecting industries in which our customers operate, which can impact customer spending and result in longer deal cycles;
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
We use and plan to use resellers and other third parties to sell, market, and deploy our Create Solutions to a variety of customers, particularly in industries beyond gaming. For example, we currently leverage an indirect value-added reseller network to cost effectively service our mid-sized, small and independent Create Solutions customers and we engage in cooperative marketing efforts with strategic partners. Loss of or reduction in sales through these third parties could reduce our revenue. Identifying and retaining resellers and strategic partners, training them in our technology and solutions, and negotiating and documenting relationships with them, requires significant time and resources. We cannot assure you that we will be able to maintain our relationships with our resellers or strategic partners on favorable terms or at all.
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
Our current and future global business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform by creators outside the U.S., for example, in China where we experienced softness in the first half of 2023;
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
Our accounts receivable are subject to collection and credit risks, which could impact our operating results. Our Create Solutions typically include upfront purchase commitments for a one- to three-year subscription, which may be invoiced over multiple reporting periods, increasing these risks. We rely on payments from advertisers in order to pay our Grow Solutions customers their revenue earned from Unity Ads, LevelPlay, and Sonic. We are generally obligated to pay our customers for revenue earned within a negotiated period of time, regardless of whether or not our advertisers have paid us on time, or at all. While we attempt to negotiate a longer payment period with our customers and shorter periods for our advertisers, we are not always successful. As a result, we can face a timing issue with our accounts payable on shorter cycles than our accounts receivable, requiring us to remit payments from our own funds, and accept the risk of bad debt. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. Our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenue and cash flows. We cannot assure you that our processes to monitor and mitigate these risks will be effective. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense, and our business, operating results and financial condition could be harmed.

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
In order to get full use of our platform, users generally need training. We provide a variety of training resources to our customers, and we believe we will need to continue to maintain and enhance the breadth and effectiveness of our training resources as the scope and complexity of our platform increase. If we do not provide effective training resources for our customers on how to efficiently and effectively use our platform, our ability to grow our business will suffer, and our business and results of operations may be adversely affected. Additionally, when we announce or release new versions of our platform or advancements in our technology, we could fail to sufficiently explain or train our customers on how to use such new versions or advancements or we may announce or release such versions prematurely. These failures on our part may lead to our customers being confused about use of our offerings or expected technology releases, and our ability to grow our business, results of operations, brand and reputation may be adversely affected. For example, such failures have in the past led to customers expressing frustration with our platform on social media and other internet sites.
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
It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer base grows and our platform becomes more complex. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platform, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, significant cost of remedying these problems and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations, as well as our reputation, may be adversely affected. For example, due to heightened concerns about the regulatory environment with respect to privacy and security matters, our customers are increasingly requesting audit certifications, such as SOC 2, Type II, that we have not yet achieved with respect to some of our offerings. Failure to achieve these certifications may adversely impact our ability to grow our business at the pace that may be expected by our investors. Additionally, material interruptions to our service due to security-related incidents may expose us to regulatory fines in certain jurisdictions where we operate even in the absence of data loss.
Further, the software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new solutions are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new solutions may be detected in the future by us or our users. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with certain of our Grow Solutions (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products.
We cannot assure you that our existing platform and new offerings will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could similarly harm our business.
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our solutions may be reduced, and we may incur significant liabilities.
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

Table of Contents	Unity Software Inc.
We and the third parties upon which we rely are subject to a variety of constantly evolving threats, including but not limited to, computer malware (including as a result of advanced persistent threat intrusions), software bugs and vulnerabilities, malicious code, viruses and worms, social engineering (including spear phishing and ransomware attacks), denial-of-service attacks (such as credential stuffing attacks), credential harvesting, personnel misconduct or error, supply chain attacks server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Such incidents have become more prevalent in our industry in recent years and the emergence of new AI technologies presents risks of further vulnerabilities. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses and resources to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely. Additionally, our remote workforce poses increased risks to our IT assets and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Additionally, our or our customers’ sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendors’ use of generative AI technologies. Any such information that we input into a third-party generative AI or machine learning (“ML”) platform could be revealed to others, including if information is used to train the third parties’ AI/ML models. Additionally, where an AI/ML model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals or classes of individuals, and adversely impact their rights. We could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.
Such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful or inappropriate access to, inability to access, disclosure of or loss of the sensitive, proprietary and confidential information that we handle. For example, like many companies, we use Log4j with respect to certain software or systems to log security and performance information. A vulnerability in Log4j was discovered in late 2021 and widely exploited by threat actors, and, upon learning of this vulnerability, we made updates to our offerings and infrastructure intended to reduce risks associated with the vulnerability. Investigations into potential incidents occur on a regular basis as part of our security program. Security incidents could also damage our IT systems, our ability to provide our products and services, and our ability to make the financial reports and other public disclosures required of public companies.

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
The market in which we compete is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. For example, Apple has announced that it is working with us to further develop its Vision Pro offerings. If Apple’s Vision Pro fails to gain market acceptance, or if our offerings used to advance Vision Pro fail to perform properly, our business could be harmed. Similarly, emerging technologies like artificial intelligence could impact the way that customers utilize our solutions as well as enhance the functionality of our solutions. Accordingly, our ability to increase our revenue depends in large part on our ability to maintain, improve and differentiate our existing platform and introduce new functionality promptly and effectively.
We must continue to improve existing features and add new features and functionality to our platform in order to retain our existing customers and attract new ones. For example, if the technology underlying our high-definition rendering pipeline or our graphics, animation and audio tools become obsolete or do not address the needs of our customers, our business would suffer.
Revenue growth from our offerings depends on our ability to continue to develop and offer effective features and functionality for our customers and to respond to frequently changing privacy and data security laws and regulations, policies, and end-user demands and expectations, which will require us to incur additional costs to implement. If we do not continue to improve our platform with additional features and functionality in a timely fashion, or if intended improvements to our platform are ineffective or otherwise not well received by customers, our revenue could be adversely affected.
If we fail to deliver timely releases of our solutions that are ready for commercial use, release a new version, service, tool or update with material errors, or are unable to enhance our platform to keep pace with rapid technological and regulatory changes or respond to new offerings by our competitors, or if new technologies emerge that are able to deliver competitive solutions at lower prices, more efficiently, more conveniently or more securely than our solutions, or if new operating systems, gaming platforms or devices are developed and we are unable to support our customers' deployment of games and other applications onto those systems, platforms or devices, our business, financial condition and results of operations could be adversely affected.

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
We currently serve our users from co-located data centers in the U.S. We also use various third-party cloud hosting providers such as Google Cloud, AWS and Tencent to provide cloud infrastructure for our platform. Our Create Solutions and Grow Solutions rely on the operations of this infrastructure. Customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide some customers with service-level commitments with respect to uptime. In addition, our Grow Solutions and enterprise game server hosting depend on the ability of these data centers and cloud infrastructure to allow for our customers’ configuration, architecture, features and interconnection specifications and to secure the information stored in these data centers. Any limitation on the capacity of our data centers or cloud infrastructure could impede our ability to onboard new customers or expand the usage of our existing customers, host our solutions or serve our customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our data centers or cloud infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, outbreaks of contagious diseases, telecommunications failures, terrorist or other attacks and other similar events beyond our control could negatively affect the cloud-based portion of our platform. A prolonged service disruption affecting our data centers or cloud-based services for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative providers or taking other actions in preparation for, or in response to, events that damage the third-party hosting services we use.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. The steps we take to obtain, maintain, protect and enforce our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, or fail to continuously innovate and advance our technology, our competitors could gain access to our proprietary technology and develop and commercialize substantially identical products, services or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes. In addition, we cannot assure you that our patent applications will result in issued patents, and we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solutions are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, required to rebrand our solutions or prevented from selling some of our solutions if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, such as rights under our software licenses, and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Our inability to enforce our unique licensing structure, including financial eligibility tiers, and our inability to protect our proprietary technology against unauthorized copying or use, including circumvention of licensing or usage restrictions as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our platform, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our offerings, or injure our reputation.
We license and make available software to customers. Although those customers are restricted in the manner in which they can use and share our software, we cannot assure you that unauthorized use or copying of our software will not occur. We rely on periodic significant updates to our software to encourage our customers to access our software through us on a paying or, for qualified users, non-paying, basis. However, we cannot assure you that this strategy will be effective in ensuring that users are not circumventing licensing or usage restrictions or otherwise misusing or accessing our software on an unauthorized basis.
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
We have faced and may in the future, face intellectual property disputes. Such disputes and intellectual property litigation can be time-consuming and expensive to resolve and they divert management’s time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction as a remedy for infringement of third-party intellectual property rights and if we cannot license or develop alternative technology, we may be forced to limit or stop sales of our solutions or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. Although we carry general liability insurance and patent infringement insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using solutions that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign or rebrand the allegedly infringing solutions to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.
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
We use open source software in our solutions, which could negatively affect our ability to sell our services or subject us to litigation or other actions.
We use open source software in our solutions, and we expect to continue to incorporate open source software in our solutions in the future. Few of the licenses applicable to open source software have been interpreted by courts, and these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure you that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. Depending on the terms of certain of these licenses, we may be subject to certain requirements, including that we make source code available for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, or require us to devote additional research and development resources to change our solutions, either of which could harm our business. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software solutions with certain open source software in a particular manner we could, under certain open source licenses, be required to release the source code of our proprietary software solutions. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an "as-is" basis which, if not properly addressed, could negatively affect the performance of our solution. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our solutions, we may be required to re-engineer such solutions, discontinue the sale of such solutions or take other remedial actions.
Risks Related to Our Management, Talent, and Brand
Attracting, managing, and retaining our talent is critical to our success.
Our success and future growth depend upon the continued services of our management team and other key employees. In particular, our President and Chief Executive Officer, John Riccitiello, is critical to our overall management, as well as the continued development of our platform, our culture and our strategic direction. Changes in our management team, including changes due to the ironSource Merger, could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. The loss of one or more members of our senior management, especially Mr. Riccitiello, or key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or key employees. For example, certain of our senior management members hold shares that subject them to potential taxation based on an Israeli tax ruling we obtained in connection with the ironSource Merger. Noncompliance with such tax ruling may result in adverse tax consequences to them which could harm their morale and that of their teams, and ultimately harm our business.

Table of Contents	Unity Software Inc.
In addition, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and despite recent reevaluation of our headcount needs, slowing down our hiring efforts, and reductions in headcount, we expect to have significant future hiring needs. Competition is intense, particularly in the San Francisco Bay Area, Tel Aviv, and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform solutions, data scientists with experience in machine learning and artificial intelligence and experienced sales professionals. We have established plans for employees to return to our offices on a hybrid basis, which may add to the complexity and costs of our business operations and could result in unwanted attrition of employees. In addition, the recent move by companies to offer remote work environments or different variations of hybrid work environments may increase the competition for such employees from competitors outside of our traditional office locations. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources.
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
We believe that maintaining and enhancing our brand reputation is important to support the marketing and sale of our platform to new and existing customers, and grow our strategic partnerships. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer a reliable platform that continues to meet the needs and preferences of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality to address a wide variety of use cases and our ability to successfully differentiate our platform from competitors. Our ability to manage potential social and ethical issues arising out of emerging technologies including artificial intelligence could impact our brand and customer adoption of our solutions. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.
Risks Related to Laws, Regulations, and the Global Economy
We are subject to rapidly changing and increasingly stringent laws, regulations, and industry standards relating to privacy, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
Our offerings, and particularly our Grow Solutions, rely on our ability to process sensitive, proprietary, confidential, and regulated information, including personal information, that belongs to us or that we handle on behalf of others such as our customers. These activities are regulated by a variety and increasing number of federal, state, local, and foreign privacy and data security laws and regulations, which have become increasingly stringent in recent years and continue to evolve, requiring significant resources for compliance. Any actual or perceived non-compliance could result in litigation and regulatory proceedings against us, fines and civil or criminal penalties, obligations to cease offerings or to substantially modify our Grow Solutions in ways that make them less effective in certain jurisdictions, negative publicity, and reduced overall demand for our platform or reduced returns on our Grow Solutions.

Table of Contents	Unity Software Inc.
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. For example, European privacy and data security laws, including the European Union's General Data Protection Regulation ("EU GDPR”), the European Union's Digital Services Act, the United Kingdom’s GDPR (“UK GDPR") and others, impose significant and complex burdens on processing personal information and provide for robust regulatory enforcement and significant penalties for noncompliance. For example, under the EU GDPR, companies can face litigation, bans on data processing, fines of up to the greater of 20 million Euros or 4% of worldwide annual revenue, and private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Regulators, courts, and platforms have increasingly interpreted the GDPR and other privacy and data security laws as requiring affirmative opt-in consent to use cookies and similar technologies for personalization, advertising, and analytics. Proposed regulations could also impose onerous obligations related to AI, the use of cookies and other online tracking technologies on which our offerings rely, and online direct marketing. Any of these could increase our exposure to regulatory enforcement actions, increase our compliance costs, and adversely affect our business.
Globally, certain jurisdictions have enacted laws that may require data localization and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe remains unstable despite an agreement in principle between the U.S. and Europe, and other countries outside of Europe have enacted or are considering enacting cross border data transfer restrictions and laws requiring data residency. The EU GDPR, UK GDPR, and other European privacy and data security laws generally prohibit the transfer of personal information to countries outside the European Economic Area ("EEA"), such as the U.S, that are not considered by some authorities as generally providing an adequate level of data protection. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and the United Kingdom to the U.S. in compliance with law, such as the EEA and the UK's standard contractual clauses, the UK's International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these mechanisms. The future of cross-border data transfers remains uncertain in light of the evolving regulatory landscape both within and outside of Europe, which could increase the cost and complexity of doing business. If we cannot implement a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, litigation, penalties, and data processing restrictions or bans, and reduce demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.
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
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act ("TCPA") imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Some states have enacted laws similar to the TCPA, with similar potential exposure. In addition, the California Consumer Privacy Act ("CCPA"), which applies to personal information of consumers, business representatives, employees, and other individuals with whom we interact, imposes a number of obligations on covered businesses, including requirements to respond to requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). Additionally, the California Privacy Rights Act expands the CCPA’s requirements, including by adding new rights and establishing a new regulatory agency to implement and enforce the law. Other states are considering or have also enacted privacy and data security laws. For example, Virginia. Utah, Colorado, Connecticut, Iowa, Indiana, Montana, and Tennessee have similarly enacted comprehensive privacy and data security laws increasing the costs and resources need for compliance. Our actual or perceived noncompliance with these and other emerging state laws could harm our business.
There is also increasing focus at the state and federal level on use of sensitive categories of data that we may be deemed to collect from time to time. For example, several states and localities have enacted statutes banning or restricting the collection of biometric information and have enacted measures related to the use of AI and machine learning in products and services. We use AI, including generative AI, and ML technologies in our products and services. The development and use of AI/ML present various privacy and data security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions worldwide, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML. For example, European regulators have proposed a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy and data security laws extend rights to consumers and regulate automated decision making in ways that may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
In addition, some of our solutions employ technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to the emerging regulations relating to biometric privacy laws. Although we aim to comply with these emerging laws, our actual or perceived noncompliance may expose us to litigation and regulatory risks. There are emerging cases applying existing privacy and data security laws in the U.S., such as the federal and state wiretapping laws in novel and potentially impactful ways that may affect our ability to offer certain solutions. The outcome of these cases could cause us to make changes to our solutions to avoid costly litigation, government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.

Table of Contents	Unity Software Inc.
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children's Online Privacy Protection Act ("COPPA"), has increased and may continue under the new generation of privacy and data security laws and regulations, such as the GDPR, CCPA, the UK’s Information Commissioner’s Office Age Appropriate Design Code ("Children's Code"), and the California Age-Appropriate Design Code Act (“Design Code”). European regulators are expected to introduce guidance for age appropriate design across all countries implementing the GDPR as well. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy and data security laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the Design Code, or other laws relating to children's privacy and data security.
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
In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the U.K., regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the U.S., state privacy laws, including the CCPA, grant residents the right to opt-out of most forms of targeted advertising (or to opt-in, in the case of residents under age 16). Some of the laws also require covered businesses to honor certain user-enabled browser signals, such as the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, "do not track" mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our offerings, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.

Table of Contents	Unity Software Inc.
Although we endeavor to comply with these obligations, we may have actually or allegedly failed to do so or have otherwise processed data improperly. For example, in 2019, we became aware of a research paper alleging that our software, including an older version of the Unity Editor, was inappropriately configured to collect hardware-based persistent identifiers, or MAC addresses. Although we did not use this information to measure behavior or track individuals as alleged by the researchers and we have disabled the configuration described in the paper, we could be subject to enforcement action or litigation alleging that this instance or our other data processing practices violate policies, federal or state laws prohibiting unfair or deceptive business practices, or other privacy laws. The requirements imposed by rapidly changing privacy and data security laws, platform providers, and application stores require us to dedicate significant resources to compliance, and could also limit our ability to operate, harm our reputation, reduce demand for our solutions, and subject us to regulatory enforcement action, private litigation, and other liability. Such occurrences could adversely affect our business, financial condition, and results of operations.
Our customers have sought increasingly stringent contractual obligations regarding privacy and data security. These contractual obligations, and our efforts to comply with them, could be costly and harm our business.
In response to the increasing restrictions of global privacy and data security laws, our customers have sought and may continue to seek increasingly stringent contractual assurances regarding our handling of personal information and may adopt internal policies that limit their use of our Grow Solutions. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial contractual liability or fines.
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
Because our continued business operations in China, including our joint venture in China, constitute a significant part of our current and future revenue growth plans, adverse changes in economic and political policies relating to China could have an adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, U.S. export control regulations relating to China have created restrictions with respect to the sale of our solutions to various Chinese customers and further changes to regulations could result in additional restrictions. Additionally, proposed restrictions in the U.S. on outbound investment may impair our ability to support our subsidiaries in China, including our majority owned joint venture. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China.
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
Various countries in which we operate regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Our products and services are subject to export controls and economic sanctions laws and regulations of the United States and potentially other jurisdictions in which we have operations. Compliance with such laws and regulations can be time-consuming and may result in the delay or loss of sales opportunities.
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
Any change in export or import regulations--including proposed additional regulation of encryption technology--economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our solutions to, existing or potential customers with global operations which would adversely affect our business, results of operations, and growth prospects.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including Pillar Two related taxes as proposed by the OECD;
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
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, advertising, electronic marketing, protection of minors, AI, privacy and data security, data localization requirements, online services, anti-competition, labor, real estate, taxation, intellectual property ownership and infringement, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing, many of which are discussed in greater detail above. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to our customers or cause us to change or limit our ability to sell our platform. Despite our policies and procedures designed to ensure compliance with applicable laws and regulations, our employees, contractors or agents may violate such laws and regulations or our policies and procedures, which could harm our business.
In particular, as a result of our Grow Solutions, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether certain game mechanisms, such as loot boxes, and game genres, such as social casino, rewarded gaming and gambling, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. New regulation by the U.S. federal government and its agencies, such as the Federal Trade Commission ("FTC"), U.S. states and state agencies or foreign jurisdictions, which may vary significantly across jurisdictions, could require that certain game content be modified or removed from games, increase the costs of operating our customer’s games, impact player engagement and thus the functionality and effectiveness of our Grow Solutions or otherwise harm our business performance. For example, one of our acquired products within our Grow Solutions, Tapjoy’s Offerwall, is subject to certain obligations under a consent order which resulted from an FTC investigation. Noncompliance with this consent order, or other future orders, may result in the imposition of substantial fines, penalties and costs that would adversely impact our financial condition and operating results. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Grow Solutions, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.

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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled under each indenture to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of June 30, 2023, the Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The proceeds from the PIPE have been and are expected to be continued to be used to partially fund the repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase program, with the objective to offset potential dilution to our stockholders as a result of the issuance of the ironSource Merger consideration. However, we are not obligated to repurchase any shares of our common stock and there is no assurance that we will do so on the timeline intended. As of June 30, 2023, $1.0 billion remains available for future share repurchases under this program.
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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Table of Contents
Item 5. Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) for the three months ended June 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Anirma Gupta (1)	Senior Vice President, Chief Legal Officer and Corporate Secretary	Adopted	May 12, 2023	December 31, 2024	(1)
Robynne Sisco (2)	Director	Adopted	May 12, 2023	August 14, 2024	25,768
John Riccitiello (3)	President, Chief Executive Officer and Executive Chairman of the Board	Adopted	May 19, 2023	August 21, 2024	1,696,250
Luis Visoso (4)	Executive Vice President, Chief Financial Officer	Adopted	May 31, 2023	May 30, 2025	70,000
(1)    Ms. Gupta's plan provides for the potential sale of up to $500,000 of our common stock held in account and future vesting events. The plan expires on December 31, 2024, or upon the earlier completion of all authorized transactions under the plan.
(2)    Ms. Sisco's plan provides for the potential exercise of vested stock options and the associated sale of up to 25,768 shares of our common stock. The plan expires on August 14, 2024, or upon the earlier completion of all authorized transactions under the plan.
(3)    Mr. Riccitiello and his spouse entered into the plan, which provides for the potential exercise of vested stock options and associated sale of up to 1,696,250 shares of our common stock, of which 1,500,000 options and 196,250 options are contemplated to be exercised and sold on behalf of Mr. Riccitiello and his spouse, respectively. The plan expires on August 21, 2024, or upon the earlier completion of all authorized transactions under the plan.
(4)    Mr. Visoso's plan provides for the potential sale of up to 70,000 shares of our common stock held in account and future vesting events. The plan expires on May 30, 2025, or upon the earlier completion of all authorized transactions under the plan.

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

UNITY SOFTWARE INC.

Date: August 2, 2023	By:	/s/ Mark Barrysmith
Mark Barrysmith
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Signatory)