Form 10-Q
period 2023-09-30
Unity Software Inc.
filed 2023-11-09
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, there were 380,019,022 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended September 30, 2023

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
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed. For example, in the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, to become effective beginning in 2024. We experienced a high volume of negative customer feedback including a boycott and a slow down of signing new contracts and renewals as a result of these changes. If we fail to recover or reengage our customers or fail to attract new customers as a result of this announcement, our business could be harmed.
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
•We are increasingly building artificial intelligence ("AI") into certain of our offerings, and issues raised by the use of AI in our offerings may adversely affect our business, reputation, or financial results.
•Recent negative macroeconomic factors, such as high and persistent inflation, rising interest rates, and limited credit availability has and could further cause economic uncertainty and volatility, which may adversely affect our business. Further, continued softness of the advertising market and increased restrictions on the gaming industry in China have impacted our growth rates and may continue to do so.
•Ongoing geopolitical instability and militarization, particularly in Israel, where a significant portion of our Grow Solutions operations is located, may adversely affect our business.
•The loss of one or more members of our senior management or key employees could harm our business, and we may not be able to find adequate replacements. For example, our board of directors is currently engaged in a search process for a permanent Chief Executive Officer and any inability to successfully transition the Chief Executive Officer role and/or attract a permanent successor for such role could adversely impact our business.
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,507,164	$1,485,084
Short-term investments	—	101,711
Accounts receivable, net	604,743	633,775
Prepaid expenses and other	120,758	144,070
Total current assets	2,232,665	2,364,640
Property and equipment, net	140,807	121,863
Goodwill	3,202,116	3,200,955
Intangible assets, net	1,626,392	1,922,234
Other assets	223,703	224,293
Total assets	$7,425,683	$7,833,985
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$22,166	$20,221
Accrued expenses and other	305,137	326,339
Publisher payables	408,259	445,622
Deferred revenue	214,788	218,102
Total current liabilities	950,350	1,010,284
Convertible notes	2,710,596	2,707,171
Long-term deferred revenue	65,323	103,442
Other long-term liabilities	234,044	258,959
Total liabilities	3,960,313	4,079,856
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	216,945	219,563
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 379,720 and 374,243	2	2
Additional paid-in capital	6,071,209	5,779,776
Accumulated other comprehensive loss	(9,646)	(1,691)
Accumulated deficit	(2,819,081)	(2,249,819)
Total Unity Software Inc. stockholders' equity	3,242,484	3,528,268
Noncontrolling interest	5,941	6,298
Total stockholders' equity	3,248,425	3,534,566
Total liabilities and stockholders' equity	$7,425,683	$7,833,985
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$544,210	$322,881	$1,578,049	$940,050
Cost of revenue	151,349	111,903	472,140	302,572
Gross profit	392,861	210,978	1,105,909	637,478
Operating expenses
Research and development	240,003	248,380	788,438	685,380
Sales and marketing	194,000	109,639	619,258	314,486
General and administrative	86,256	92,585	272,047	246,065
Total operating expenses	520,259	450,604	1,679,743	1,245,931
Loss from operations	(127,398)	(239,626)	(573,834)	(608,453)
Interest expense	(6,154)	(1,135)	(18,425)	(3,369)
Interest income and other expense, net	16,013	2,208	38,689	91
Loss before income taxes	(117,539)	(238,553)	(553,570)	(611,731)
Provision for Income taxes	7,771	11,468	18,767	20,003
Net loss	(125,310)	(250,021)	(572,337)	(631,734)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(1,239)	—	(3,075)	—
Net loss attributable to Unity Software Inc.	$(124,071)	$(250,021)	$(569,262)	$(631,734)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.32)	$(0.84)	$(1.49)	$(2.13)
Weighted-average shares used in computation of basic and diluted net loss per share	383,674	299,062	382,939	296,768
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(125,310)	$(250,021)	$(572,337)	$(631,734)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(1,405)	(3,858)	(10,403)	(4,205)
Change in unrealized losses on short-term investments	—	206	—	(5,513)
Change in unrealized gains (losses) on derivative instruments	—	—	289	—
Other comprehensive loss	(1,405)	(3,652)	(10,114)	(9,718)
Comprehensive loss	(126,715)	(253,673)	(582,451)	(641,452)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(1,239)	—	(3,075)	—
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	(302)	—	(2,159)	—
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(1,541)	—	(5,234)	—
Comprehensive loss attributable to Unity Software Inc.	$(125,174)	$(253,673)	$(577,217)	$(641,452)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at June 30, 2023	383,290,627	$2	$6,149,631	$(8,543)	$(2,695,010)	$3,446,080	$6,046	$3,452,126
Issuance of common stock from employee equity plans	1,551,912	—	23,050	—	—	23,050	—	23,050
Issuance of common stock for settlement of RSUs	2,435,827	—	—	—	—	—	—	—
Purchase and retirement of common stock	(7,558,415)	—	(250,000)	—	—	(250,000)	—	(250,000)
Stock‑based compensation expense	—	—	151,155	—	—	151,155	—	151,155
Net loss	—	—	—	—	(124,071)	(124,071)	(85)	(124,156)
Adjustments to redeemable noncontrolling interest	—	—	(2,627)	—	—	(2,627)	—	(2,627)
Other comprehensive loss	—	—	—	(1,103)	—	(1,103)	(20)	(1,123)
Balance at September 30, 2023	379,719,951	$2	$6,071,209	$(9,646)	$(2,819,081)	$3,242,484	$5,941	$3,248,425

	Three Months Ended September 30, 2022
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at June 30, 2022	298,027,552	$2	$4,005,333	$(9,924)	$(1,713,340)	$2,282,071	$—	$2,282,071
Issuance of common stock from employee equity plans	857,179	—	18,766	—	—	18,766	—	18,766
Issuance of common stock for settlement of RSUs	1,703,186	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	154,479	—	—	154,479	—	154,479
Net loss	—	—	1,043	—	(250,021)	(248,978)	—	(248,978)
Other comprehensive loss	—	—	—	(3,652)	—	(3,652)	—	(3,652)
Balance at September 30, 2022	300,587,917	$2	$4,179,621	$(13,576)	$(1,963,361)	$2,202,686	$—	$2,202,686
.

(1) Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2022	374,243,196	$2	$5,779,776	$(1,691)	$(2,249,819)	$3,528,268	$6,298	$3,534,566
Issuance of common stock from employee equity plans	5,121,763	—	64,994	—	—	64,994	—	64,994
Issuance of common stock for settlement of RSUs	7,913,407	—	—	—	—	—	—	—
Purchase and retirement of common stock	(7,558,415)	—	(250,000)	—	—	(250,000)	—	(250,000)
Stock‑based compensation expense	—	—	478,698	—	—	478,698	—	478,698
Net loss	—	—	—	—	(569,262)	(569,262)	(210)	(569,472)
Adjustments to redeemable noncontrolling interest	—	—	(2,259)	—	—	(2,259)	—	(2,259)
Other comprehensive loss	—	—	—	(7,955)	—	(7,955)	(147)	(8,102)
Balance at September 30, 2023	379,719,951	$2	$6,071,209	$(9,646)	$(2,819,081)	$3,242,484	$5,941	$3,248,425

	Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2021	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391	$—	$2,394,391
Issuance of common stock from employee equity plans	4,103,922	—	56,484	—	—	56,484	—	56,484
Issuance of common stock for settlement of RSUs	3,722,318	—	—	—	—	—	—	—
Common stock issued in connection with acquisitions	169,321	—	16,072	—	—	16,072	—	16,072
Stock‑based compensation expense	—	—	376,148	—	—	376,148	—	376,148
Net loss	—	—	1,043	—	(631,734)	(630,691)	—	(630,691)
Other comprehensive loss	—	—	—	(9,718)	—	(9,718)	—	(9,718)
Balance at September 30, 2022	300,587,917	$2	$4,179,621	$(13,576)	$(1,963,361)	$2,202,686	$—	$2,202,686
(1) Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(572,337)	$(631,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331,662	127,598
Stock-based compensation expense	467,743	376,148
Other	11,557	9,386
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	28,346	21,258
Prepaid expenses and other	22,354	(8,499)
Other assets	33,533	25,898
Accounts payable	568	974
Accrued expenses and other	(24,021)	(6,643)
Publisher payables	(37,362)	(64,991)
Other long-term liabilities	(59,262)	(27,506)
Deferred revenue	(40,184)	167,741
Net cash provided by (used in) operating activities	162,597	(10,370)
Investing activities
Purchases of short-term investments	(212)	(150,911)
Proceeds from principal repayments and maturities of short-term investments	102,673	374,659
Purchases of non-marketable investments	(2,500)	(15,000)
Sales of non-marketable investments	—	1,000
Purchases of property and equipment	(44,560)	(42,344)
Business acquisitions, net of cash acquired	—	(25,840)
Net cash provided by investing activities	55,401	141,564
Financing activities
Repurchase and retirement of common stock	(250,000)	—
Proceeds from issuance of common stock from employee equity plans	64,994	56,484
Net cash provided by (used in) financing activities	(185,006)	56,484
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(17,656)	(4,185)
Increase in cash, cash equivalents, and restricted cash	15,336	183,493
Cash and restricted cash, beginning of period	1,505,688	1,066,599
Cash, cash equivalents, and restricted cash, end of period	$1,521,024	$1,250,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,389	$—
Cash paid for income taxes, net of refunds	$15,869	$21,818
Cash paid for operating leases	$31,645	$19,031
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business and asset acquisitions	$—	$16,072
Assets acquired under operating lease	$37,479	$11,575
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Create Solutions	$188,900	$189,178	$569,379	$518,316
Grow Solutions	355,310	133,703	1,008,670	421,734
Total revenue	$544,210	$322,881	$1,578,049	$940,050

Table of Contents	Unity Software Inc.
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$142,612	$80,272	$417,511	$223,986
Greater China (1)	65,092	44,341	194,390	130,471
EMEA (2)	200,927	112,012	575,870	329,159
APAC (3)	122,001	76,969	348,636	228,730
Other Americas (4)	13,578	9,287	41,642	27,704
Total revenue	$544,210	$322,881	$1,578,049	$940,050
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the allowance for uncollectible amounts was $15.5 million and $9.4 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight line method over the expected period of benefit, which is generally three years. As of September 30, 2023, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $7.1 million and $3.8 million, respectively. During the three and nine months ended September 30, 2023, we recorded amortization costs of $2.5 million and $7.5 million, respectively, in sales and marketing expenses, as compared to $2.4 million and $6.9 million during the three and nine months ended September 30, 2022, respectively.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables) included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $39.7 million and $37.5 million as of September 30, 2023 and December 31, 2022, respectively.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the nine months ended September 30, 2023 that was included in the deferred revenue balances at January 1, 2023 was $185.6 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of September 30, 2023, were $566.1 million and relate primarily to Create Solutions subscriptions, enterprise support, and strategic partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $292.8 million or 52% of this revenue during the next 12 months.

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
The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2023	December 31, 2022
	Fair Value (1)
Cash	$812,876	$699,340
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$13,860	$20,604
Money market funds	497,226	373,619
Time deposits	197,062	412,125
Total restricted cash and cash equivalents	$708,148	$806,348
Short-term investments	$—	$101,711
Total cash, cash equivalents, restricted cash, and short-term investments	$1,521,024	$1,607,399
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of September 30, 2023 and December 31, 2022, such equity investments totaled $33.6 million and $31.1 million, respectively. No adjustments to the carrying value of these equity investments were recorded for the three and nine months ended September 30, 2023 and 2022.
4. Investment in Unity China
The results of Unity China, of which third-party investors hold 20.5%, are included in our condensed consolidated financial statements. Under certain conditions we may be required to repurchase the third-party interest in Unity China. The redeemable noncontrolling interests in Unity China are recorded as temporary equity on our condensed consolidated balance sheet.

Table of Contents	Unity Software Inc.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance at beginning of period	$215,749	$219,563
Net loss attributable to redeemable noncontrolling interests	(1,153)	(2,865)
Accretion for redeemable noncontrolling interests	6,401	12,775
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	(4,052)	(12,528)
Balance at end of period	$216,945	$216,945
5. Leases
We have operating leases for offices, which have remaining lease terms of up to ten years.
Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$10,524	$6,550	$30,292	$22,334
Variable lease expense	1,408	1,292	3,850	4,130
Sublease income	(493)	—	(1,317)	—
Total lease expense	$11,439	$7,842	$32,825	$26,464
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	September 30, 2023	December 31, 2022
Operating lease assets	Other assets	$131,371	$120,535

Current operating lease liabilities	Accrued expenses and other	$38,617	$34,469
Long-term operating lease liabilities	Other long-term liabilities	111,272	107,776
Total operating lease liabilities		$149,889	$142,245
As of September 30, 2023 and December 31, 2022, our operating leases had a weighted-average remaining lease term of 5.2 years and 5.0 years, respectively, and a weighted-average discount rate of 5.0% and 4.0%, respectively.
As of September 30, 2023, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$170,195
Less: imputed interest	20,306
Present value of lease liabilities	$149,889

Table of Contents	Unity Software Inc.
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
Combined interest expense on the 2027 Notes related to regular interest and the amortization of debt issuance costs was $5.1 million and $15.1 million for the three and nine months ended September 30, 2023, respectively. The estimated fair value of the 2027 Notes were approximately $1.1 billion as of September 30, 2023, which is based on a combination of a discounted cash flow and Black-Scholes option-pricing model.

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
Interest expense on the 2026 Notes related to the amortization of debt issuance costs was $1.2 million and $3.4 million for the three and nine months ended September 30, 2023, respectively. The estimated fair value of the 2026 Notes were approximately $1.4 billion as of September 30, 2023, which is based on quoted prices for the notes as of that date.
The table below summarizes the principal and unamortized debt issuance costs for the 2026 and 2027 Notes (in thousands):

As of
September 30, 2023
Convertible notes:
Principal - 2026 Notes	$1,725,000
Principal - 2027 Notes	1,000,000
Unamortized debt issuance cost - 2026 and 2027 Notes	(14,404)
Net carrying amount	$2,710,596
As of September 30, 2023, no holders of the 2027 and 2026 Notes have exercised the conversion rights, and the if-converted value of the 2027 and 2026 Notes did not exceed the principal amount.
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
The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price described above. The cost of the Capped Call Transactions was recorded as a reduction of our additional paid-in capital on our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of September 30, 2023, the Capped Call Transactions met the conditions for equity classification and were not in the money.

Table of Contents	Unity Software Inc.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of September 30, 2023 (in thousands):

	Total	Remainder of 2023	2024‑2025	2026‑2027	Thereafter
Operating leases (1)	$170,195	$11,402	$77,494	$42,812	$38,487
Purchase commitments (2)	826,294	127,455	479,962	218,877	—
Convertible notes (3)	2,725,000	—	—	2,725,000	—
Total	$3,721,489	$138,857	$557,456	$2,986,689	$38,487
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of September 30, 2023, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $13.9 million and $20.6 million of secured letters of credit outstanding as of September 30, 2023 and December 31, 2022. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our condensed consolidated balance sheets.
8. Stockholders' Equity
In July 2022, our board of directors approved our share repurchase program, which authorized the repurchase of up to $2.5 billion of shares of our common stock through November 2024 (the "Share Repurchase Program"). During the nine months ended September 30, 2023, we repurchased 7.6 million shares of common stock under this program for an aggregate purchase price of $250.0 million. As of September 30, 2023, $750.0 million remained available for future share repurchases under this program.

Table of Contents	Unity Software Inc.
9. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$19,591	$18,097	$58,241	$38,768
Research and development	66,618	81,490	214,159	196,853
Sales and marketing	35,075	31,381	105,272	80,340
General and administrative	25,893	23,511	90,071	60,187
Total stock-based compensation expense	$147,177	$154,479	$467,743	$376,148
Stock Options
A summary of our stock option activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2022	35,718,803	$18.05	5.60
Granted	298,422	$35.24
Exercised	(4,057,471)	$9.32
Forfeited, cancelled, or expired	(701,596)	$45.47
Balance as of September 30, 2023	31,258,158	$18.74	4.96
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.4%	3.3%	3.8% - 4.4%	1.7% - 3.3%
Expected volatility	58.0%	33.5%	54.7% - 58.0%	33.3% - 33.8%
Expected term (in years)	6.25	6.25	6.25	6.25
Fair value of underlying common stock	$39.29	$42.72	$29.33 - $39.29	$38.47 - $89.01

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our restricted stock unit ("RSU"), including price-vested unit ("PVU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	38,105,462	$48.37
Granted	4,372,148	$32.57
Vested	(7,913,418)	$53.57
Forfeited	(4,928,164)	$52.32
Unvested as of September 30, 2023	29,636,028	$44.00
Price-Vested Units
In October 2022, we granted to certain of our executive officers a total of 989,880 PVUs, which are RSUs for which vesting is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to seven years. The fair value of each PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the three and nine months ended September 30, 2023, the service period condition and stock price hurdle were not met.
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan ("ESPP") was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected dividend yield	—	—	—	—
Risk-free interest rate	5.5%	3.3%	5.2% - 5.5%	0.6% - 3.3%
Expected volatility	65.9%	33.5%	65.9% - 94.5%	35.5% - 40.0%
Expected term (in years)	0.50	0.50	0.50	0.50
Grant-date fair value per share	$12.65	$10.51	$12.44 - $12.65	$10.51 - $27.42
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares issued under the ESPP	531,820	399,023	1,064,463	607,009
Weighted-average price per share issued	$25.25	$36.31	$25.56	$54.87
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
Our effective tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance in the U.S. on losses and to a lesser extent tax expense on foreign earnings taxed at different rates. In addition, we undertook certain tax restructuring efforts during the first quarter of 2023 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance. Our effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to the base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of mandatory research and development capitalization under the IRC Section 174, losses that cannot be benefited due to the valuation allowance on U.S., Denmark, and United Kingdom ("U.K.") entities, and to a lesser extent, foreign earnings taxed at different tax rates.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. In performing this assessment with respect to each jurisdiction, we review all available positive and negative evidence. Primarily due to our history of losses, we believe that it is more likely than not that the deferred tax assets of our U.S. federal, certain U.S. states, Denmark, U.K., and other non-U.S. jurisdictions will not be realized and we have maintained a full valuation allowance against such deferred tax assets.
As of September 30, 2023, we had $183.4 million of gross unrecognized tax benefits, of which $29.7 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2023 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
11. Net Loss per Share of Common Stock
Basic and diluted net loss per share is the same for all periods presented because the effects of potentially dilutive items were antidilutive given our net loss in each period.
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of September 30,
	2023	2022
Convertible notes	26,042	5,588
Stock options	31,258	26,822
Unvested RSUs and PVUs	29,636	29,943

Table of Contents	Unity Software Inc.
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
Overview
Unity is the world's leading platform for creating and growing interactive, real-time 3D ("RT3D") content and experiences. Our comprehensive set of software, including AI solutions, supports creators through the entire development lifecycle as they build, run, and grow immersive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices.
Our platform consists of two distinct, but connected and synergistic, sets of solutions: Create Solutions and Grow Solutions.
Impact of Macroeconomic Trends and Geopolitical Events
Recent negative macroeconomic factors, such as high and persistent inflation, rising interest rates, and limited credit availability have and could further cause economic uncertainty and volatility, which could harm our business. Further, continued softness of the advertising market and ongoing restrictions related to the gaming industry in China have impacted our growth rates and may continue to do so. Ongoing geopolitical instability, particularly in Israel, where a significant portion of our Grow Solutions operations is located, may adversely affect our business.
Recent Developments in Our Business
In the third quarter of 2023, we announced changes to our pricing model for our Create Solutions, to become effective beginning in 2024. We experienced a high volume of negative customer feedback including a boycott and a slow down of signing new contracts and renewals as a result of these changes. Customer responses did not materially impact our results for the third quarter of 2023, and while we expect a potential benefit from this change over the long term for Create Solutions, the ultimate impact on our business remains uncertain.
In the fourth quarter of 2023, we underwent a CEO change and began a comprehensive assessment of our product portfolio to focus on those offerings that are most valuable to our customers, which are the core aspects of our Create and Grow Solutions. This assessment will likely lead us to decide to discontinue certain offerings, reduce our workforce and reduce our office footprint. The timing and full impact of these types of changes on our future results of operations, cash flows, or financial condition are uncertain, and for those reasons we are currently unable to reasonably quantify the potential impacts through the fourth quarter of 2023.
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
Customers Contributing More Than $100,000 of Revenue
We had 1,324 and 1,075 customers contributing more than $100,000 of revenue in the trailing 12 months as of September 30, 2023 and 2022, respectively. The year over year increase was largely a result of the ironSource Merger. While these customers represented the substantial majority of revenue for the nine months ended September 30, 2023 and 2022, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

	As of
	September 30, 2023	September 30, 2022
Dollar-based net expansion rate	102%	111%
Our dollar-based net expansion rate as of September 30, 2023 and 2022, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers and cross-selling our solutions to all of our customers. The decrease in dollar-based net expansion rate, compared to the comparable prior year period, is primarily attributable to Grow Solutions and follows a similar trend to the revenue decrease seen from those solutions prior to the ironSource Merger due to softness in the advertising market.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year with a slight rebound in the fourth quarter of 2022 due to the ironSource Merger.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$544,210	$322,881	$1,578,049	$940,050
Cost of revenue	151,349	111,903	472,140	302,572
Gross profit	392,861	210,978	1,105,909	637,478
Operating expenses
Research and development	240,003	248,380	788,438	685,380
Sales and marketing	194,000	109,639	619,258	314,486
General and administrative	86,256	92,585	272,047	246,065
Total operating expenses	520,259	450,604	1,679,743	1,245,931
Loss from operations	(127,398)	(239,626)	(573,834)	(608,453)
Interest expense	(6,154)	(1,135)	(18,425)	(3,369)
Interest income and other expense, net	16,013	2,208	38,689	91
Loss before income taxes	(117,539)	(238,553)	(553,570)	(611,731)
Provision for Income taxes	7,771	11,468	18,767	20,003
Net loss	(125,310)	(250,021)	(572,337)	(631,734)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	28	35	30	32
Gross profit	72	65	70	68
Operating expenses
Research and development	44	77	50	73
Sales and marketing	36	34	39	33
General and administrative	15	29	17	26
Total operating expenses	95	140	106	132
Loss from operations	(23)	(74)	(36)	(65)
Interest expense	(2)	—	(1)	—
Interest income and other expense, net	3	1	2	—
Loss before income taxes	(22)	(73)	(35)	(65)
Provision for Income taxes	1	4	1	2
Net loss	(23)%	(77)%	(36)%	(67)%

Table of Contents	Unity Software Inc.
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
Our total revenue is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Create Solutions	$188,900	$189,178	$569,379	$518,316
Grow Solutions	355,310	133,703	1,008,670	421,734
Total revenue	$544,210	$322,881	$1,578,049	$940,050
The increase in total revenue in the three and nine months ended September 30, 2023, compared to the comparable prior year periods, was primarily due to the acquisition and inclusion of revenue from ironSource within Grow Solutions. Revenue from Create Solutions was largely flat for the three months ended September 30, 2023, compared to the comparable prior period, primarily due to a decline in the consumption of hosting services by our customers, partially offset by an increase in revenue from our subscription offerings. Revenue from Create Solutions increased in the nine months ended September 30, 2023, compared to the comparable prior period, primarily due to growth in new customers, as well as growth among existing customers. Revenue from Grow Solutions increased in the three months ended September 30, 2023, compared to the comparable prior period, primarily because of the ironSource Merger, which includes the return of certain customer incentives issued by ironSource prior to the merger.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of hosting expenses, personnel costs (including salaries, benefits, and stock-based compensation) for employees associated with our product support and professional services organizations, allocated overhead (including facilities, information technology ("IT"), and security costs), third-party license fees, and credit card fees, as well as amortization of intangible assets, and capitalized software and depreciation of related property and equipment.

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
Cost of revenue for the three and nine months ended September 30, 2023 increased, compared to the comparable prior year periods, primarily due to an increase of approximately $35 million and $89 million for the three and nine months ended September 30, 2023, respectively, in amortization expenses related to intangible assets acquired through our business combinations as well as higher personnel-related expenses. We also experienced an increase of approximately $7 million and $21 million for the three and nine months ended September 30, 2023, respectively, in hosting and other third-party related expenses primarily due to the inclusion of ironSource.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. Although personnel-related costs contributed to the majority of the increase in expense period over period primarily due to the increased headcount resulting from the ironSource Merger, we have been evaluating our headcount needs, slowing down our hiring efforts, reducing the number of managerial layers, and focusing on containing the growth rate of other expenses. In May 2023, we announced a workforce reduction of approximately 8% of our then total workforce as we restructured specific teams in order to continue to position ourselves for long-term and profitable growth. Following this announcement, we incurred expenses of approximately $25 million in connection with the workforce reduction, of which we recorded $3 million in cost of revenue, $14 million in research and development expense, $6 million in sales and marketing expense, and $2 million in general and administrative expense. These expenses were primarily related to employee transition, severance payments, and employee benefits. In addition, our annual compensation cycle was not completed until October 2023 and did not impact our costs for the three or nine months ended September 30, 2023.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, IT hosting and SaaS expenses, and rent expenses. We expense research and development expenses as they are incurred. We expect our research and development expenses to increase in absolute dollars and to fluctuate as a percentage of revenue from period to period as we expand our teams to develop new solutions, expand features and functionality with existing solutions, and enter new markets.
Research and development expense for the three months ended September 30, 2023 decreased, compared to the comparable prior year periods, due to lower personnel costs, partially offset by expenses resulting from the ironSource merger. Research and development expense for the nine months ended September 30, 2023 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses resulting from the ironSource Merger. The increase was further driven, to a lesser extent, by higher hosting expenses.
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

Table of Contents	Unity Software Inc.
Sales and marketing expense for the three and nine months ended September 30, 2023 increased, compared to the comparable prior year periods, primarily due to an increase in amortization expense related to intangible assets acquired through our business acquisitions of approximately $34 million and $113 million, respectively, and higher user acquisition costs and higher personnel-related expenses due to the ironSource Merger.
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
General and administrative expense for the three months ended September 30, 2023 decreased, compared to the comparable prior year period, primarily due to a decrease in professional fees. General and administrative expense for the nine months ended September 30, 2023 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses associated with the ironSource Merger, which was partially offset by a decrease in professional fees.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three and nine months ended September 30, 2023 increased, compared to the comparable prior year periods, due to accrued interest on our 2027 notes and amortization of debt issuance costs.
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
Interest income and other expense, net, for the three and nine months ended September 30, 2023 increased, compared to the comparable prior year periods, primarily due to interest and dividend income earned on our money market investments and time deposit accounts.
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
Provision for income taxes for the three and nine months ended September 30, 2023 decreased, compared to the comparable prior year periods, primarily due to an increase in earnings in jurisdictions with a lower effective tax rate and certain tax restructuring efforts made during the nine months ended September 30, 2023.

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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2023	2022
GAAP gross profit	$392,861	$210,978
Add:
Stock-based compensation expense	19,591	18,097
Amortization of intangible assets expense	35,191	7,713
Depreciation expense	2,892	1,720
Adjusted gross profit	$450,535	$238,508
GAAP gross margin	72%	65%
Adjusted gross margin	83%	74%

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2023	2022
GAAP net loss	$(125,310)	$(250,021)
Stock-based compensation expense	147,177	154,479
Amortization of intangible assets expense	99,220	33,419
Depreciation expense	11,977	10,071
Acquisition-related costs	—	9,576
Restructuring and reorganization costs	—	909
Interest expense	6,154	1,135
Interest income and other expense, net	(16,013)	(2,208)
Income tax expense	7,771	11,468
Adjusted EBITDA	$130,976	$(31,172)
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$162,597	$(10,370)
Less:
Purchases of property and equipment	(44,560)	(42,344)
Free cash flow	$118,037	$(52,714)

Net cash provided by investing activities	$55,401	$141,564
Net cash provided by (used in) financing activities	$(185,006)	$56,484
Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term investments totaling $1.5 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in government money market funds.
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
In July 2022, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $2.5 billion of shares of our common stock in open market transactions through November 2024. As of September 30, 2023, $750 million remains available for future share repurchases under this program.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $2.8 billion as of September 30, 2023. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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
Our changes in cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$162,597	$(10,370)
Net cash provided by investing activities	55,401	141,564
Net cash provided by (used in) financing activities	(185,006)	56,484
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(17,656)	(4,185)
Net change in cash, cash equivalents, and restricted cash	$15,336	$183,493
Cash Provided by Operating Activities
During the nine months ended September 30, 2023, net cash provided by operating activities was primarily due to an increase in working capital as our business grows. Our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
Cash Provided by Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities consisted primarily of proceeds received from the maturities of short-term investments, which was partially offset by purchases of property and equipment.

Table of Contents	Unity Software Inc.
Cash Used in Financing Activities
During the nine months ended September 30, 2023, net cash used in financing activities consisted of repurchases and retirement of common stock, offset by the proceeds from the issuance of common stock under our employee equity plans.
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
Based on management's evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Except as noted above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). The operative complaint names as defendants Unity, its former Chief Executive Officer, Chief Financial Officer, and General Manager of Operate Solutions, as well as Unity shareholders, Sequoia Capital, Silver Lake Group, and OTEE 2020 ApS. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company's product platform and the likely impact of those issues on the Company's fiscal 2022 guidance. The plaintiffs seek to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between May 11, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Company believes this lawsuit is without merit and intends to vigorously defend the case. On May 25, 2023, all defendants moved to dismiss the Amended Complaint. The plaintiffs filed an opposition to the motions to dismiss on July 26, 2023. The Company filed a response to the plaintiffs' opposition on September 1, 2023 and is currently awaiting a ruling on the motion to dismiss.
On November 22, 2022, a derivative suit, captioned Movva v. Unity Software, Inc., et al., Case 5:22-cv-07416 (N.D. Cal.) (the "Movva Suit"), was filed by a purported stockholder against eleven of the Company's current and former officers and directors. The complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act, borrows the allegations of the Securities Class Action, and recasts them as derivative claims. On December 16, 2022, a related derivative suit, captioned Duong vs. Unity Software Inc., et al., Case 5:22-c-08926 (N.D. Cal.), was filed by a purported stockholder against the same defendants as in the Movva Suit (the "Duong Suit," and together with the Movva Suit, the "Federal Derivative Actions"). The two Federal Derivative Actions were consolidated after the parties jointly moved to do so. The Federal Derivative Actions have been stayed pending the outcome of the motions to dismiss in the Securities Class Action. On May 8, 2023, a stockholder derivative suit, captioned Wen v. Botha, et al.., Case No. 2023-0499 (the “Wen Suit”), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company's current and former officers and directors, and asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. As with the Federal Derivative Actions, the Wen suit borrows the allegations of the Securities Class Action, and recasts them as derivative claims. The Wen suit has also been stayed pending the outcome of the motion to dismiss in the Securities Class Action.
On August 8, 2022, a putative class action complaint, captioned Assad v. Botha et al, Case No. 2022-0691, was filed in the Court of Chancery of the State of Delaware against the Company and its board of directors. The complaint alleged that the directors breached their fiduciary duties by failing to disclose all material information necessary to allow stockholders to make a fully informed decision on whether to approve the issuance of new shares as a part of the Company's preliminary Form S-4 filed in connection with the Company's merger with ironSource. The plaintiff was a purported stockholder and sought to represent a class of stockholders voting in connection with the stock issuance. The complaint sought additional disclosure and an award of attorneys' fees, among other remedies. On September 21, 2022, the complaint was withdrawn. On March 15, 2023, the plaintiff filed an application for an award of attorneys' fees of $850,000, and the Company responded on May 1, 2023. During the fourth quarter of 2023, the Judge issued a ruling requiring the Company to pay $100,000, which the Company subsequently paid.
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
Our efforts to achieve profitability may be costlier than we expect and may not be effective. Even if such investments increase our revenue, any such increase may not be enough to offset increased operating expenses even with cost-cutting efforts, such as discontinuing certain product offerings, reducing our workforce or reducing our office footprint layoffs, which may not be effective or may not be effective on the timelines we expect.
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
Overall growth of our revenue is difficult to predict and depends in part on our ability to execute on our integration of ironSource and other growth strategies. For example, in the second and third quarters of 2022, our growth rate declined below our target long-term growth due to a variety of factors which could continue to impact our business. In addition, recent negative macroeconomic factors, such as high and persistent inflation and rising interest rates, limited credit availability and liquidity concerns at, or failures of, banks and other financial institutions have and may continue to negatively impact our business, as could continued softness of the advertising market and increased restrictions on the gaming industry in China.

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
We derive a significant portion of our revenue from our Grow Solutions, and such revenue is primarily generated under a revenue-share or profit-share model. Under such models, our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our monetization solutions or if our Grow Solutions are less effective, consumption of these offerings could decline. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with certain of our Grow Solutions (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products. We focused our resources on addressing the data quality and accuracy challenges we observed with certain monetization tools in the first quarter of 2022. Our interventions to address such challenges were effective; however, external factors, including the competitive landscape, negative macroeconomic conditions, longer sales cycles, and reduced advertiser spend prolonged our recovery and negatively impacted the growth of our Grow Solutions. We must continually add new features and functionality to our Grow Solutions to remain competitive and respond to our customers' needs. If we are not successful in retaining and attracting new customers to our Grow Solutions, our business and results of operations would be adversely affected. In addition, if we fail to attract or retain existing ironSource customers into our Grow Solutions, our business could be harmed.
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
Create Solutions customers have no obligation to renew their subscriptions, which are primarily one to three years in length, after they expire, and have no obligation to continue using our Grow Solutions, which are primarily sold under revenue-share or profit-share-based models. In the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, to become effective beginning in 2024. We experienced a high volume of negative customer feedback including a boycott and a slow down of signing new contracts and renewals as a result of these changes. If we fail to recover or reengage our customers or fail to attract new customers as a result of this announcement, our business could be harmed.
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

Table of Contents	Unity Software Inc.
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
Our competitors may have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater financial and operational resources than we do. We cannot assure you that we will not be forced to engage in price-cutting or revenue limiting initiatives, change payment terms or increase our advertising and other expenses to attract and retain customers in response to competitive pressures. For example, in the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, to become effective beginning in 2024. We experienced a high volume of negative customer feedback including a boycott and a slow down of signing new contracts and renewals as a result of these changes. If we fail to recover or reengage our customers, or fail to attract new customers, as a result of this announcement, our business could be harmed..
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
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers offer solutions or collect, use, and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Create Solutions and Grow Solutions as well as our resource planning and feature development planning for our software. For example, Apple implemented a requirement for applications using its mobile operating system, iOS, to affirmatively obtain an end user's permission to "track them across apps or websites owned by other companies" or access their device's advertising identifier for advertising and advertising measurement purposes, as well as other restrictions. The long-term impact of these and other privacy, platform, and regulatory changes remains uncertain. In addition, these platforms could change their business models and could, for example, increase application store fees to our customers, which could have an adverse impact on our business.

Table of Contents	Unity Software Inc.
If we or our customers were to violate, or an operating system platform provider or application store believes that we or our customers have violated, its terms of service or policies, that operating system platform provider or application store could limit or discontinue our or our customers' access to its platform or store. They could also limit or discontinue our access to its platform or store if it establishes more favorable relationships with one or more of our competitors or it determines that it is in their business interests to do so. Any limitation on or discontinuation of our or our customers' access to any third-party platform or application store could adversely affect our business, financial condition, or results of operations.
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
Our gaming customers are not the end users of our solutions, but rather they use our platform and solutions to create and/or operate their games, which are ultimately sold or distributed to an end user. As a result, our success depends in part on the ability of our customers to market and sell games that are created or operated with our solutions. If our customers' marketing efforts are unsuccessful or if our customers experience a decrease in demand for their games, sales of our Create Solutions and our Grow Solutions could be reduced. The gaming market is characterized by intense competition, rapid technological change, increased focus by regulators, and economic uncertainty and, as such, there is no guarantee that any of our customers' games will gain any meaningful traction with end users. In addition, some of our offerings, like Multiplay and Vivox, are more reliant on certain customers. While our large and diverse customer portfolio has helped to reduce the fluctuations in our Grow Solutions revenue as a whole resulting from the success of customers' games and the timing of game releases, we cannot assure you that the size and diversification of our customer portfolio will sufficiently mitigate this risk. If our customers fail to create or operate popular games using our platform, and we are not able to maintain a diversified portfolio of "winners and losers," our results of operations may be adversely affected.
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
•demand for our gaming customers' products and their ability to monetize those products, which in turn can have a significant impact on our revenue-share and consumption-based solutions;
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
Our resellers may cease marketing or reselling our platform with limited or no notice and without penalty. Further, a substantial number of our agreements with resellers are non-exclusive such that those resellers may offer customers the solutions of several different companies, including solutions that compete with ours. Our resellers may favor our competitors' solutions or services over ours, including due to incentives that our competitors provide to resellers. One or more of our resellers could be acquired by one of our competitors, which could adversely affect our ability to sell through that reseller. If our resellers do not effectively sell, market or deploy our solutions, choose to promote our competitors' solutions, or otherwise fail to meet the needs of our customers, our ability to sell our solutions could be adversely affected.
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
Our business could be disrupted by catastrophic events, including health pandemics, militarization, or war.
Any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war or terrorist attack, explosion, or pandemic could impact our business. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and are thus vulnerable to damage in an earthquake. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, certain of our operations could be impacted by militarization or war, discussed below. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.

Table of Contents	Unity Software Inc.
Conditions in Israel, including political unrest, militarization and war, may adversely affect our operations.
Because many of the operations of Grow Solutions are conducted in Israel, many of our employees, including certain management members, are located in Israel. Political unrest, militarization, or continued war in Israel or the surrounding region may adversely affect our business. Following attacks in Israel by Hamas, a U.S. designated terrorist organization, Israel formally declared war. In addition, there have also been rocket attacks by Hezbollah, also a U.S. designated terrorist organization, in the north of the country. Several hundred thousand Israeli military reservists have been drafted into immediate military service. If a substantial number of our employees, key members of our management team, or employees of our service providers in Israel are conscripted into military service on a prolonged basis, our operations and result of operations, particularly of our Grow Solutions, may be harmed.
In the event that our facilities in Israel or facilities of providers of critical services to our operations in Israel are damaged, our ability to deliver or provide solutions and services in a timely manner to meet our contractual obligations towards customers, partners and vendors or that otherwise meet users' expectations, and our ability to continuously develop our solutions in order to be competitive, could be adversely affected. In addition, we may incur significant costs in order to resume operations and we may be unable to develop or implement adequate plans to ensure continuity of business functions. Our commercial insurance may not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that such government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could harm our business.
In addition, some countries may impose restrictions on doing business with Israel or companies with operations in Israel. There have also been calls to boycott Israeli goods and services. Such efforts may impact the operations of Grow Solutions and harm our business.
The intensity and duration of Israel’s current war against Hamas and the hostilities on the northern border are difficult to predict, as are their impacts on Israel's economy in general and on our business and operations that are conducted in Israel.
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
Our current and future global business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform by creators outside the U.S., for example, in China where we experienced softness in the first three quarters of 2023;
•changes or instability in local or regional political, social or economic conditions, particularly in Israel where a significant portion of our Grow Solutions operations is located and which is experiencing an increase in militarization and geopolitical unrest;
•the need to adapt and localize our platform for specific countries;
•maintaining our company culture, which emphasizes developing and launching new and innovative solutions and which we believe is essential to our business, across all of our offices globally and requires aligning our values across cultures and viewpoints;
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
•political instability, hostilities, war, or terrorist activities, including in Israel or the surrounding region where a significant portion of our Grow Solutions team is located; and subsequent retaliatory measures and sanctions;
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
We have funded our operations since inception primarily with sales of our convertible preferred stock, common stock and convertible notes and with cash generated from sales of our Create Solutions and Grow Solutions and from our strategic partnerships. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. Macroeconomic conditions like inflation, rising interest rates, geopolitical tension, liquidity concerns at, and failures of, banks and other financial institutions, and supply chain issues have caused and may continue to cause disruption in the global financial markets, which may reduce our ability to access capital and negatively affect our liquidity in the future. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. In addition we may need to take other measures that would impact our liquidity. For example, under certain conditions we may be required to repurchase the third-party interest in Unity China, which would impact our liquidity. If we incur additional debt the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of holders of our common stock. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers' data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our solutions may be reduced, and we may incur significant liabilities.
Operating our business and platform involves the collection, storage and transmission of sensitive, proprietary and confidential information, including personal information of our personnel, customers and their end users, our proprietary and confidential information and the confidential information we collect from our partners, customers and creators.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists"” organized criminal threat actors, personnel (such as through theft, misuse, or accident), sophisticated nation states, and nation-state-supported actors. For example, the increased hostilities and militarization in and around Israel, where a significant part of our Grow Solutions operations is based, may lead to an increase in politically motivated cyber-attacks which could impact our operations and harm our business.

Table of Contents	Unity Software Inc.
We and the third parties upon which we rely are subject to a variety of constantly evolving threats, including but not limited to, computer malware (including as a result of advanced persistent threat intrusions), software bugs and vulnerabilities, malicious code, viruses and worms, social engineering (including spear phishing and ransomware attacks), denial-of-service attacks (such as credential stuffing attacks), credential harvesting, personnel misconduct or error, supply chain attacks server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Such incidents have become more prevalent in our industry in recent years and the emergence of new AI technologies presents risks of further vulnerabilities. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses and resources to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be compromised by personnel, theft or errors, or be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely. Additionally, our remote workforce poses increased risks to our IT assets and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Additionally, our or our customers' sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel's, or vendors' use of generative AI technologies. Any such information that we input into a third-party generative AI or machine learning (“ML”) platform could be revealed to others, including if information is used to train the third party's AI/ML models. Additionally, where an AI/ML model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, AI/ML models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. We may use AI/ML outputs to make certain decisions. Due to these potential flaws, the model could lead us to make decisions that could bias certain individuals or classes of individuals and adversely impact their rights. As a result, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.
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
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely or effective manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers' confidential, proprietary and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. A security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our reputation and brand, reduce demand for our solutions, disrupt normal business operations, require us to incur material costs to investigate and remedy the incident and prevent recurrence, expose us to litigation, regulatory enforcement action, fines, penalties and damages and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
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
The market in which we compete is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. For example, Apple has announced that it is working with us to further develop its Vision Pro offerings. If Apple's Vision Pro fails to gain market acceptance, or if our offerings used to advance Vision Pro fail to perform properly, our business could be harmed. Similarly, emerging technologies like artificial intelligence could impact the way that customers utilize our solutions as well as enhance the functionality of our solutions. Accordingly, our ability to increase our revenue depends in large part on our ability to maintain, improve and differentiate our existing platform and introduce new functionality promptly and effectively.
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
We currently serve our users from co-located data centers in the U.S. We also use various third-party cloud hosting providers such as Google Cloud, AWS and Tencent to provide cloud infrastructure for our platform. Our Create Solutions and Grow Solutions rely on the operations of this infrastructure. Customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide some customers with service-level commitments with respect to uptime. In addition, our Grow Solutions and enterprise game server hosting depend on the ability of these data centers and cloud infrastructure to allow for our customers' configuration, architecture, features and interconnection specifications and to secure the information stored in these data centers. Any limitation on the capacity of our data centers or cloud infrastructure could impede our ability to onboard new customers or expand the usage of our existing customers, host our solutions or serve our customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our data centers or cloud infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, outbreaks of contagious diseases, telecommunications failures, terrorist or other attacks and other similar events beyond our control could negatively affect the cloud-based portion of our platform. A prolonged service disruption affecting our data centers or cloud-based services for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative providers or taking other actions in preparation for, or in response to, events that damage the third-party hosting services we use.
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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, such as rights under our software licenses, and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Our inability to enforce our unique licensing structure, including financial eligibility tiers, and our inability to protect our proprietary technology against unauthorized copying or use, including circumvention of licensing or usage restrictions as well as any costly litigation or diversion of our management's attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our platform, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our offerings, or injure our reputation.
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
We have faced and may in the future, face intellectual property disputes. Such disputes and intellectual property litigation can be time-consuming and expensive to resolve and they divert management's time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction as a remedy for infringement of third-party intellectual property rights and if we cannot license or develop alternative technology, we may be forced to limit or stop sales of our solutions or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. Although we carry general liability insurance and patent infringement insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
Our success and future growth depend upon the continued services of our management team and other key employees. Changes in our management team could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. The loss of one or more members of our senior management or key employees could harm our business, and we may not be able to find adequate replacements. For example, in October 2023 John Riccitiello retired from his prior role as our President and Chief Executive Officer and resigned from our board of directors. Our board of directors appointed James Whitehurst as Interim Chief Executive Officer and a member of our board of directors. Our board of directors is currently engaged in a search process for a permanent Chief Executive Officer and any inability to successfully transition the Chief Executive Officer role and/or attract a permanent successor for such role could adversely impact our business. Additionally, we cannot ensure that we will be able to retain the services of any members of our senior management or key employees. For example, certain of our senior management members hold shares that subject them to potential taxation based on an Israeli tax ruling we obtained in connection with the ironSource Merger. Noncompliance with such tax ruling may result in adverse tax consequences to them which could harm their morale and that of their teams, and ultimately harm our business.

Table of Contents	Unity Software Inc.
In addition, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and despite recent reevaluation of our headcount needs, slowing down our hiring efforts, and reductions in headcount, we expect to have significant future hiring needs. Competition is intense, particularly in the San Francisco Bay Area, Tel Aviv, and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform solutions, data scientists with experience in machine learning and artificial intelligence and experienced sales professionals. As a global workforce, we must align our company values across employees from different cultures and value systems. Failure to successfully create a cohesive company culture could harm our ability to attract and retain talent.
We have established plans for employees to return to our offices on a hybrid basis, which may add to the complexity and costs of our business operations and could result in unwanted attrition of employees. In addition, the recent move by companies to offer remote work environments or different variations of hybrid work environments may increase the competition for such employees from competitors outside of our traditional office locations. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In light of the conditions in Israel, some of our employees there may be required to work remotely on a prolonged basis, which may harm their productivity and therefore our business.
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
We believe that maintaining and enhancing our brand reputation is important to support the marketing and sale of our platform to new and existing customers, and grow our strategic partnerships. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer a reliable platform that continues to meet the needs and preferences of our customers at competitive prices, our ability to maintain our customers' trust, our ability to continue to develop new functionality to address a wide variety of use cases and our ability to successfully differentiate our platform from competitors. We have in the past and may in the future experience public scrutiny of our business decisions and announcements. For example, in the third quarter of 2023 we announced changes to our pricing model, which caused public scrutiny of our decision making, announcement and terms of service, all of which harmed our brand reputation and may negatively impact our business.
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
Internationally, most jurisdictions in which we or our customers operate have adopted privacy and data security laws. For example, European privacy and data security laws, including the European Union's General Data Protection Regulation ("EU GDPR"), the European Union's Digital Services Act, the United Kingdom's GDPR ("UK GDPR") and others, impose significant and complex burdens on processing personal information and provide for robust regulatory enforcement and significant penalties for noncompliance. For example, under the EU GDPR, companies can face litigation, bans on data processing, fines of up to the greater of 20 million Euros or 4% of worldwide annual revenue, and private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Regulators, courts, and platforms have increasingly interpreted the GDPR and other privacy and data security laws as requiring affirmative opt-in consent to use cookies and similar technologies for personalization, advertising, and analytics. Proposed regulations could also impose onerous obligations related to AI, the use of cookies and other online tracking technologies on which our offerings rely, and online direct marketing. Any of these could increase our exposure to regulatory enforcement actions, increase our compliance costs, and adversely affect our business.
Globally, certain jurisdictions have enacted laws that may require data localization and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe remains unstable despite an agreement between the U.S. and Europe, and other countries outside of Europe have enacted or are considering enacting cross border data transfer restrictions and laws requiring data residency. The EU GDPR, UK GDPR, and other European privacy and data security laws generally prohibit the transfer of personal information to countries outside the European Economic Area ("EEA"), such as the U.S, that are not considered by some authorities as generally providing an adequate level of data protection. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and the United Kingdom to the U.S. in compliance with law, such as the EEA and the UK's standard contractual clauses, the UK's International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework, these mechanisms are subject to legal challenges. The future of cross-border data transfers remains uncertain in light of the evolving regulatory landscape both within and outside of Europe, which could increase the cost and complexity of doing business. If we cannot maintain a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, litigation, penalties, and data processing restrictions or bans, and reduce demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.

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
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act ("TCPA") imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Some states have enacted laws similar to the TCPA, with similar potential exposure. In addition, the California Consumer Privacy Act ("CCPA"), which applies to personal information of consumers, business representatives, employees, and other individuals with whom we interact, imposes a number of obligations on covered businesses, including requirements to respond to requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). Additionally, the California Privacy Rights Act expanded the CCPA's requirements, including by adding new rights and establishing a new regulatory agency to implement and enforce the law. Other states are considering or have also enacted privacy and data security laws. For example, Virginia. Utah, Colorado, Connecticut, Iowa, Indiana, Montana, and Tennessee among others, have similarly enacted comprehensive privacy and data security laws increasing the costs and resources need for compliance. Our actual or perceived noncompliance with these and other emerging state laws could harm our business.
There is also increasing focus at the state and federal level on use of sensitive categories of data that we may be deemed to collect from time to time. For example, several states and localities have enacted statutes banning or restricting the collection of biometric information and have enacted measures related to the use of AI and ML in products and services. We use AI, including generative AI, and ML technologies in our products and services. The development and use of AI/ML present various privacy and data security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions worldwide, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML. For example, the European Union is deliberating over legislation that would impose obligations on various actors in the AI value chain, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy and data security laws extend rights to consumers and regulate automated decision making in ways that may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, delete our models, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML, as well as to delete algorithms and models derived from or trained on allegedly unlawfully collected data, where it has alleged the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, and we may be at a competitive disadvantage.

In addition, some of our solutions employ technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to the emerging regulations relating to biometric privacy laws. Although we aim to comply with these emerging laws, our actual or perceived noncompliance may expose us to litigation and regulatory risks. There are emerging cases applying existing privacy and data security laws in the U.S., such as the federal and state wiretapping laws, in novel and potentially impactful ways that may affect our ability to offer certain solutions. The outcome of these cases could cause us to make changes to our solutions to avoid costly litigation, government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.

Table of Contents	Unity Software Inc.
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children's Online Privacy Protection Act ("COPPA"), has increased and may continue under the new generation of privacy and data security laws and regulations, such as the GDPR, CCPA, the UK's Information Commissioner's Office Age-Appropriate Design Code ("Children's Code"), and the California Age-Appropriate Design Code Act (“Design Code”). European regulators are expected to introduce guidance for age appropriate design across all countries implementing the GDPR as well. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy and data security laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the Design Code, or other laws relating to children's privacy and data security.
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
In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the U.K., regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the U.S., state privacy laws, including the CCPA, grant residents the right to opt-out of most forms of targeted advertising (or to opt-in, in the case of residents under age 16). Some of the laws also require covered businesses to honor certain user-enabled browser signals, such as the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, "do not track" mechanisms (such as browser signals from the Global Privacy Control), and "ad-blocking" software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our offerings, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.

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
Companies and governmental agencies may restrict access to platforms, our website, mobile applications, application stores or the Internet generally, which could lead to the loss or slower growth of our customers' end users and negatively impact our operations.
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
Further, some countries may block data transfers as a result of businesses collecting data within a country's borders as part of broader privacy-related concerns, which could affect our business. For example, the Indian government blocked the distribution of several applications of Chinese origin in the interest of sovereignty and integrity of India, defense of India, and security of the Indian state. In undertaking this action, the Indian government partially blocked some of Unity's services. While our services were ultimately unblocked in that instance, if other countries block our data transfers or services or take similar action against us, our customers, our services, and our business could be harmed.

Table of Contents	Unity Software Inc.
Adverse changes in the geopolitical relationship between the U.S. and China or changes in China's economic and regulatory landscape could have an adverse effect on business conditions.
Because our continued business operations in China, including our joint venture in China, constitute a significant part of our current and future revenue growth plans, adverse changes in economic and political policies relating to China could have an adverse effect on our business. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, U.S. export control regulations relating to China have created restrictions with respect to the sale of our solutions to various Chinese customers and further changes to regulations could result in additional restrictions. Additionally, proposed restrictions in the U.S. on outbound investment may impair our ability to support our subsidiaries in China, including our majority owned joint venture. China also regulates the gaming industry, including on mobile and other games which has impacted our growth rates and any changes by the Chinese government with respect to the gaming industry could have a negative impact on our business. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that further restrict our ability to operate in China.
Any actions and policies adopted by the government of the People's Republic of China ("PRC"), particularly with regard to intellectual property rights and existing cloud-based and Internet restrictions for non-Chinese businesses, or any prolonged slowdown in China's economy, due to the COVID-19 pandemic or otherwise, could have an adverse effect on our business, results of operations and financial condition.
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
Various countries in which we operate regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers' ability to implement our solutions in those countries. Our products and services are subject to export controls and economic sanctions laws and regulations of the United States and potentially other jurisdictions in which we have operations. Compliance with such laws and regulations can be time-consuming and may result in the delay or loss of sales opportunities.
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
We sell our offerings, particularly within our Create Solutions, to a variety of domestic and foreign governmental agency customers, as well as to customers in highly regulated industries. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government demand and payment for solutions are affected by public sector budgetary cycles and funding authorizations, funding reductions, shutdowns by the federal government or other delays may adversely affect public sector demand that could develop for our solutions.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including Pillar One and Pillar Two related taxes as proposed by the OECD;
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
Any litigation or dispute, whether meritorious or not, and whether or not covered by insurance, could harm our reputation, will increase our costs and may divert management's attention, time and resources, which may in turn harm our business, financial condition and results of operations.

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
In particular, as a result of our Grow Solutions, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in the U.S., Europe, Australia and other jurisdictions regarding whether certain game mechanisms, such as loot boxes, and game genres, such as social casino, rewarded gaming and gambling, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. New regulation by the U.S. federal government and its agencies, such as the Federal Trade Commission ("FTC"), U.S. states and state agencies or foreign jurisdictions, which may vary significantly across jurisdictions, could require that certain game content be modified or removed from games, increase the costs of operating our customer's games, impact player engagement and thus the functionality and effectiveness of our Grow Solutions or otherwise harm our business performance. For example, one of our acquired products within our Grow Solutions, Tapjoy's Offerwall, is subject to certain obligations under a consent order which resulted from an FTC investigation. Noncompliance with this consent order, or other future orders, may result in the imposition of substantial fines, penalties and costs that would adversely impact our financial condition and operating results. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Grow Solutions, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition, or results of operations.

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
In addition, if shares of our common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders' equity and the market price of our common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale, or potential sale, of shares issuable upon conversion of the Notes could also encourage short sales by third parties, creating additional downward pressure on our share price.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled under each indenture to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of September 30, 2023, the Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The market price of our common stock has been and may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, including those discussed in the risk factors in this section, as well as variance in our financial performance from expectations of securities analysts, sales of shares of our common stock by us or our stockholders, sales of securities convertible into shares of our capital stock by us, the trading volume of our common stock, general economic and market conditions, and others not currently known to us or that we do not believe are material. Technology stocks have historically experienced high levels of volatility. In the past, companies who have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, are, and may continue to be the target of this type of litigation in the future, which could result in substantial expenses and divert our management's attention.
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
The proceeds from the PIPE have been and are expected to be continued to be used to partially fund the repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase program, with the objective to offset potential dilution to our stockholders as a result of the issuance of the ironSource Merger consideration. However, we are not obligated to repurchase any shares of our common stock and there is no assurance that we will do so on the timeline intended. As of September 30, 2023, $750 million remains available for future share repurchases under this program.
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
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which restricts our stockholders' ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation includes choice of forum provisions which may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Table of Contents
Issuer Purchases of Equity Securities
The following table provides information with respect to the shares of common stock we repurchased in open market transactions during the three months ended September 30, 2023 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2023	—	$—	—	$—
August 1 - August 31, 2023	2,134,138	$33.92	2,134,138	$927,614
September 1 - September 30, 2023	5,424,277	$32.74	5,424,277	$750,000
Total	7,558,415		7,558,415
(1)    In July 2022, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $2.5 billion of shares of our common stock through November 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 13, 2022, by and among Unity, Merger Sub and ironSource.	8-K	001-39497	2.1	July 15, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39497	3.2	September 8, 2023

10.1*	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements

10.2*	Unity Software Inc. IronSource Share Incentive Plan and related form agreements

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant's filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

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

UNITY SOFTWARE INC.

Date: November 9, 2023	By:	/s/ Mark Barrysmith
Mark Barrysmith
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Signatory)