Form 10-K
period 2023-12-31
Unity Software Inc.
filed 2024-02-29
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 (the last business day of the registrant's second fiscal quarter), as reported by the New York Stock Exchange on that date, was approximately $12.3 billion.
As of February 22, 2024, there were 385,942,428 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

UNITY SOFTWARE INC.
FORM 10‑K
For the Year Ended December 31, 2023

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
Investors and others should note that we may announce material business and financial information using our investor relations website (www.investors.unity.com), our blog, our filings with the Securities and Exchange Commission, press releases, public conference calls, and public webcasts as means of complying with our disclosure obligations under Regulation FD. We encourage investors and others interested in our company to review the information that we make available.

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
•If we fail to successfully execute our plans to reset our portfolio to focus on our strategic portfolio and to right-size our investments, our business will be harmed.
•If we are not able to grow efficiently and manage our costs, we may not achieve profitability on a GAAP basis.
•We may fail to realize the possible synergies between our Create and Grow Solutions, including the benefits of the ironSource Merger, or those synergies may take longer to realize than expected.
•If we are unable to retain our existing customers and expand their use of our platform, or attract new customers, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed. For example, in the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, which will become effective for users of the next major release of the software expected to be available in 2024. We experienced a high volume of negative customer feedback including a boycott and a slowdown of signing new contracts and renewals as a result of these changes which we believe negatively impacted our Grow Solutions revenue in the second half of 2023. If we fail to recover or reengage our customers or fail to attract new customers as a result of this announcement, our business could be harmed.
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
•Recent negative macroeconomic factors, such as inflation, interest rates, and limited credit availability have and could further cause economic uncertainty and volatility, which could harm our business.
•Increased competition in the advertising market and ongoing restrictions related to the gaming industry in China have impacted our growth rates and may continue to do so.
•Ongoing geopolitical instability, particularly in Israel, where a significant portion of our Grow Solutions operations is located, has impacted and may further adversely affect our business.
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
v

If we are unable to adequately address these and other risks we face, our business may be harmed.

Table of Contents	Unity Software Inc.
PART I
Item 1. Business
General
Unity is the world's leading platform for creating and growing interactive, real-time 3D ("RT3D") content and experiences. Our comprehensive set of software, including AI solutions, supports creators through the entire development lifecycle as they build, run, and grow immersive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices. Our platform is used by creators of all types - such as developers, artists, and designers - to build content for various industries, including gaming, retail, automotive, architecture, engineering, and construction.
Unity was originally founded as Over the Edge Entertainment in Denmark in 2004. In 2009, we reorganized as a Delaware corporation and changed our name to Unity Software Inc. Our principal corporate offices are located in San Francisco, California. We completed our initial public offering in September 2020 and our common stock is listed on the New York Stock Exchange under the symbol "U". In November 2022, we completed the transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated July 13, 2022, by and among Unity Software Inc., Ursa Aroma Merger Subsidiary Ltd., a company organized under the laws of the State of Israel and a direct wholly owned subsidiary of Unity, and ironSource Ltd., a company organized under the laws of the State of Israel ("ironSource", and such transactions, the "ironSource Merger").
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions which together comprise our strategic portfolio surrounding the Unity Engine, Cloud and Monetization.
Create Solutions
Our Create Solutions are a robust set of tools and services used to build, ship and run high-definition, real-time 2D and 3D content. Designed for developers, these tools and services are used across a range of industries ranging from games to aerospace, construction to retail, medical to manufacturing, and beyond. Create Solutions includes our custom real-time 3D engine and development environment with a high-definition render pipeline; AI-driven content creation and workflow enhancements, graphics, animation, and audio tools; navigation, networking, user interface tools and more. Enhanced by cloud services including asset management, DevOps tools and multiplayer game support, creators can leverage our products and extensibility to easily edit, run, and iterate interactive RT3D and 2D experiences that can be created once and deployed to a variety of platforms.
Grow Solutions
Our Grow Solutions are our Monetization products, which offer customers the ability to grow and engage their user base and monetize their content—from 2D puzzle games to multiplayer, multi-platform games, or other 3D interactive content—irrespective of whether the content was created in Unity. Many of our customers create games and applications with the purpose of building a profitable business. This requires both the acquisition of end-users at a reasonable cost and the monetization of these end-users as they engage with the content over time. We help our customers grow their businesses in the mobile app ecosystem by offering a comprehensive suite of products designed to help customers successfully scale their businesses, including our mediation platform, ad networks, and offerwall. In addition, Supersonic from Unity is our publishing solution, which allows small studios and independent developers who require expertise in publishing their mobile games to launch their apps and maximize their commercial success, through the use of a combination of tools, full transparency, and a team of industry experts. Finally, Aura from Unity enables app developers to connect with users through a unique channel that offers on-device app discovery, while allowing telecom operators to better engage and monetize their users throughout the device lifecycle.

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
Competition
We primarily compete with other content development tools and monetization services. Most of these competitors offer point solutions that represent a subset of the offerings on our platform:
•Create Solutions: We primarily compete against proprietary game engines built in-house by large game studios, as well as Cocos2d-x (Chukong Technologies), Godot, and Unreal Engine (Epic Games), which offer game development tools primarily serving the PC games and mobile games sectors, and, in the case of Unreal Engine (Epic Games), industries beyond gaming. Outside of gaming, we also compete with other development platforms that offer 2D and 3D design products.
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

Table of Contents	Unity Software Inc.
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
As of December 31, 2023, we had 246 issued utility patents in the United States that expire between 2029 and 2041, 47 issued utility patents in non-U.S. jurisdictions, and 90 utility patent applications (including 6 provisional applications and 16 active PCT applications) pending in the United States and globally. As of such date, we also had 1 registered design patent in the United States, 36 registered design patents in non-U.S. jurisdictions and 4 pending design patent applications, 1 of which is in the United States. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole.
We also have trademark rights in our name and other brand indicia and have trademark registrations for select marks in the United States and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.unity.com and similar variations.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. It is our practice to enter into confidentiality agreements with our third parties in order to limit access to, disclosure, and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.
Human Capital Management
As of December 31, 2023, we had a total of 6,748 full-time employees, across 57 offices and in 19 countries. We also engage contractors and consultants. We had 3,844 employees in technical roles, which accounted for approximately 57% of our total headcount. In addition, our geographic diversification enhances our ability to retain and attract talent, and as of December 31, 2023, approximately 75% of our full-time employees were located outside of the United States.
In the fourth quarter of 2023, we initiated a number of steps to reduce our cost structure. For example, we announced and substantially completed plans to scale back our office footprint by approximately 14 locations, and in the first quarter of 2024, we announced plans to reduce approximately 1,800 employee roles, or approximately 25% of our then-current workforce. While we believe these steps were necessary to position Unity for long-term and profitable growth, we still believe that having a strong culture is essential for driving that long-term success. Our culture is fueled by our commitment to our values, inclusion, and social impact, making Unity an attractive place for top talent to work and grow. We invest in our culture in many ways, including a Unity Leadership Program run by senior leaders, frequent Town Hall meetings, executive roundtables, manager and employee development opportunities, and a global Workplace Experience team dedicated to curating local cultural events. Unity's benefit offerings are designed to meet the varied and evolving needs of a diverse workforce.
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

Table of Contents	Unity Software Inc.
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
We have experienced significant net losses on a GAAP basis in each period since inception. In addition, our revenue growth rate has varied and has in certain quarters declined and could vary and decline in the future, particularly in a difficult macroeconomic climate. We are not certain whether we will achieve or maintain profitability in the future. We are engaging in cost cutting efforts, but our costs and expenses may increase in the long term on a GAAP basis, which could negatively affect our future results of operations. In addition, we may continue to make investments in such areas as:
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
•acquisitions or strategic investments;
•global expansion; and
•our general and administration organization, including legal, IT, and accounting expenses associated with ongoing public company compliance and reporting obligations, including maintaining proper and effective internal controls over financial reporting.
Our efforts to achieve profitability may be costlier than we expect and may not be effective. Even if such investments increase our revenue, any such increase may not be enough to offset increased operating expenses. Cost-cutting efforts, such as discontinuing certain product offerings, reducing our workforce or reducing our office footprint layoffs, may not be effective or may not be effective on the timelines we expect.
If we fail to successfully execute our plans to reset our portfolio to focus on our strategic portfolio and to right-size our investments, our business will be harmed.
We are resetting our portfolio to focus on the Unity Engine and Monetization solutions as well as AI, exiting other businesses and right-sizing our investments. These efforts may not be effective or sufficient to offset our expenses, and may themselves have adverse impacts, such as loss of continuity or accumulated knowledge, inefficiency during transitional periods, distraction, and potential challenges operating our business with fewer resources. For example, we recently announced plans to restructure, which included a reduction in approximately 25% of our employee workforce, and the departure of certain

Table of Contents	Unity Software Inc.
members of our management team, including the ironSource founders from their operational roles. The departure of these employees may create a loss of accumulated knowledge, inefficiency, and other challenges to operating our business. If we fail to efficiently execute on these plans to restructure, or if the benefits from these efforts are not achieved on the timeline we expect, we may fail to achieve or maintain profitability.
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
We are aiming to achieve and maintain profitability on a GAAP basis. To do so, we need to continuously improve our platform’s capabilities, features and functionality. In addition, we will need to appropriately scale our internal business, IT, and financial, operating and administrative systems to serve our growing customer base, while continuing to manage headcount, capital and operating and reporting processes, and continue to integrate them with ironSource's, in an efficient manner. Any failure of or delay in these efforts could result in impaired performance and reduced customer satisfaction, resulting in decreased sales to new customers or lower dollar-based net expansion rates, which would hurt our revenue growth and our reputation. Further, any failure in optimizing the costs associated with our third-party cloud services could negatively impact our gross margins. Even if we are successful in our efforts to grow and expand, such efforts will be expensive and complex, and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. Cost-cutting interventions and improvements to our internal infrastructure to offset expenses may not be effectively implemented on a timely basis, and such failures could harm our business, financial condition and results of operations.
We may fail to realize the possible synergies between our Create and Grow Solutions, including the benefits of the ironSource Merger, or those synergies may take longer to realize than expected.
We believe that there are significant benefits and synergies that may be realized through leveraging our Create and Grow Solutions. However, the efforts to realize these benefits and synergies is a complex process and may disrupt our existing operations if not implemented in a timely and efficient manner. The full benefits of these synergies, including those from the ironSource Merger, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. In addition, we may incur additional or unexpected costs in order to realize these revenue synergies. Failure to achieve these synergies could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, and negatively impact our stock price.
Our success will depend, in part, on our ability to manage our expansion, which poses numerous risks and uncertainties, including the ongoing integration of the operations and business of ironSource into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners. We are devoting significant attention and resources to the integration and operation of the combined company, and to successfully aligning the business practices and operations of Unity and ironSource, in order to recognize the synergies between our Create and Grow Solutions.

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
Our Grow Solutions are also dependent upon the continued proliferation of mobile connected devices, such as smartphones and tablets, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons beyond our control. If user adoption of mobile connected devices or user consumption of content on those devices do not continue to grow, our business could be harmed.
Create Solutions customers have no obligation to renew their subscriptions, which are primarily one to three years in length, after they expire, and have no obligation to continue using our Grow Solutions, which are primarily sold under revenue-share or profit-share-based models. In the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, which will become effective for users of the next major release of the software expected to be available in 2024. We experienced a high volume of negative customer feedback including a boycott and a slowdown of signing new contracts and renewals as a result of these changes, which we believe negatively impacted our Grow Solutions revenue in the second half of 2023. If we fail to recover or reengage our customers or fail to attract new customers as a result of this announcement, our business could be harmed.
Our Grow Solutions customers rely on us to attract a broad range of advertisers to our platform to generate demand for their impressions through our offerings such as LevelPlay, Unity Ads, and Sonic. If we are unable to also serve the needs of advertisers, they may reduce their consumption of our solutions and, because the advertising market is highly competitive, they may shift their business to other advertising solutions or supply paths, which could adversely affect our revenue.
All of our offerings are also subject to factors and events beyond our control. Macroeconomic factors like labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for advertisers. These factors have in the past decreased, and may in the future decrease or halt, advertiser spending.
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

Table of Contents	Unity Software Inc.
single customer. However, our efforts may not be successful despite the resources we devote to them. Even if one or several studios within a customer adopt our Create or Grow Solutions, other studios within that customer may choose to adopt different solutions or to continue to employ internally-developed solutions.
It is also important for us to cross-sell more Create Solutions to our Grow Solutions customers, as well as Grow Solutions to our Create Solutions customers. While we believe there are significant cross-selling opportunities between our Create and Grow Solutions, and that our Create and Grow Solutions work together synergistically, our efforts to cross-sell may not be successful.
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
Our competitors may have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater financial and operational resources than we do. We cannot assure you that we will not be forced to engage in price-cutting or revenue limiting initiatives, change payment terms or increase our advertising and other expenses to attract and retain customers in response to competitive pressures. For example, in the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, which will become effective for users of the next major release of the software expected to be available in 2024. We experienced a high volume of negative customer feedback including a boycott and a slowdown of signing new contracts and renewals as a result of these changes. If we fail to recover or reengage our customers, or fail to attract new customers, as a result of this announcement, our business could be harmed.
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
We and our customers are subject to the standard policies and terms of service of the operating system platforms on which we create, run and monetize applications and content, as well as policies and terms of service of the various application stores, such as the Apple App Store or Google Play Store, which make applications and content available to end users. Each of these operating system platforms and stores has broad discretion to change and interpret its terms of service and policies. Each may also change its fee structure, add fees associated with access to and use of its platform, alter how customers are able to advertise or monetize on their platform, change how the personal or other user information is made available to application developers on their platform, limit the use of personal information for advertising purposes or restrict how end users can share information on their platform or across other platforms.
In particular, operating system platform providers or application stores such as Apple or Google may change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers offer solutions or collect, use, and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Create Solutions and Grow Solutions as well as our resource planning and feature development planning for our software. For example, Google is continuing to develop their implementation of Android Privacy Sandbox, a set of technologies that will, when their use is mandated, alter the manner in which advertising is performed on Android devices, and which may impact our business. The long-term impact of these and other future privacy, platform, and regulatory changes could increase application store fees to our customers, or have other impacts which could harm our business.
If we or our customers violate or are accused of violating these terms of service or policies, an operating system platform provider or application store could limit or discontinue our or our customers' access to its platform or store. They could also limit or discontinue our access to its platform or store if it establishes more favorable relationships with one or more of our competitors or it determines that it is in their business interests to do so. Any limitation on or discontinuation of our or our customers' access to any third-party platform or application store could adversely affect our business, financial condition, or results of operations.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.
Conditions in Israel, including political unrest, militarization and war, has impacted and may further adversely affect our operations.
Because many of the operations of Grow Solutions are conducted in Israel, many of our employees, including certain management members, are located in Israel. Political unrest, militarization, or continued war in Israel or the surrounding region has not materially impacted our operations as a whole, but has impacted our employee productivity in Israel, and may further adversely affect our business. Following attacks in Israel by Hamas, a U.S. designated terrorist organization, Israel formally declared war. In addition, there have also been rocket attacks by Hezbollah, also a U.S. designated terrorist organization, in the north of the country. Several hundred thousand Israeli military reservists have been drafted into immediate military service. If a substantial number of our employees, key members of our management team, or employees of our service providers in Israel are conscripted into military service on a prolonged basis, our operations and result of operations, particularly of our Grow Solutions, may be harmed.
In the event that our facilities in Israel or facilities of providers of critical services to our operations in Israel are damaged, our ability to deliver or provide solutions and services in a timely manner to meet our contractual obligations with customers, partners and vendors and otherwise meet users' expectations, and our ability to develop our solutions in order to be competitive, could be adversely affected. In addition, we may incur significant costs in order to resume operations and we may be unable to develop or implement adequate plans to ensure continuity of business functions. Our commercial insurance may not cover losses that may occur as a result of events associated with war and terrorism. The Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, but we cannot assure you that such government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could harm our business.
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
Our current and future global business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform by creators outside the U.S., for example, in China where we experienced softness throughout 2023;
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
•political instability, societal unrest, hostilities, war, or terrorist activities, including in Israel or the surrounding region where a significant portion of our Grow Solutions team is located; and subsequent retaliatory measures and sanctions;
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

Table of Contents	Unity Software Inc.
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
We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. Additional financing may not be available on terms favorable to us, if at all. If adequate

Table of Contents	Unity Software Inc.
funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. In addition, we may need to take other measures that would impact our liquidity. For example, under certain conditions we may be required to repurchase the third-party interest in Unity China, which would impact our liquidity. If we incur additional debt the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of holders of our common stock. Our inability to obtain adequate financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital. Even if we are able to raise such capital, we cannot assure you that it will enable us to achieve better operating results or grow our business.
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
We are increasingly building AI into certain of our offerings, and issues raised by the use of AI in our offerings may adversely affect our business, reputation, or financial results.
We are increasingly building AI into certain of our offerings, such as Unity Muse, an expansive platform for AI-driven assistance during creation, and Unity Sentis, which allows creators to embed an AI model in the Unity Runtime for their game or application, enhancing gameplay and other functionality. We continue to advance machine learning algorithms in our Grow Solutions, which are designed to enable us to provide customers with better performance. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The evolving regulatory landscape and our product development efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, the use of datasets to develop and be referenced by AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations or third-party rights. In addition, AI and machine learning ("ML") models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. If our technology is used by an end user in a controversial manner due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability.
In addition, market acceptance of AI technologies is uncertain, and we may be unsuccessful in product development efforts. Our solutions that use AI could fail to achieve market acceptance, or our competitors may use AI technologies more efficiently than we do. We may incur significant costs and may

Table of Contents	Unity Software Inc.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists" organized criminal threat actors, personnel (such as through theft, misuse, or accident), sophisticated nation states, and nation-state-supported actors. For example, the increased hostilities and militarization in and around Israel, where a significant part of our Grow Solutions operations is based, may lead to an increase in politically motivated cyber-attacks which could impact our operations and harm our business.
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
Additionally, our or our customers' sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel's, or vendors' use of generative AI technologies. Any such information that we input into a third-party generative AI or ML platform could be revealed to others, including if information is used to train the third party's AI/ML models. Additionally, where an AI/ML model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, AI/ML models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. We may use AI/ML outputs to make certain decisions. Due to these potential flaws, the model could lead us to make decisions that could bias certain individuals or

Table of Contents	Unity Software Inc.
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
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely or effective manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers' confidential, proprietary, and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. A security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our reputation and brand, reduce demand for our solutions, disrupt normal business operations, require us to incur material costs to investigate and remedy the incident and prevent recurrence, expose us to litigation, regulatory enforcement action, fines, penalties and damages and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
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

Table of Contents	Unity Software Inc.
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
One of the most important features of our platform and solutions is broad interoperability with a range of diverse devices, operating systems and third-party applications. Our customers rely on our solutions to create and simultaneously deploy content to a variety of third-party platforms. Similarly, we and our customers also rely on our solutions' interoperability with third-party platforms in order to deliver services. Currently, we support and have strategic partnerships with over 20 such platforms. Third-party platforms are constantly evolving, and we may not be able to modify our solutions to assure compatibility with that of other third parties following development changes within a timely manner. For example, third-

Table of Contents	Unity Software Inc.
party platforms frequently deploy updates to their hardware or software and modify their system requirements. The success of our business depends on our ability to incorporate these updates to third-party licensed software into our technology, effectively respond to changes to device and operating system platform requirements, and maintain our relationships with third-party platforms. Our success also depends on our ability to simultaneously manage solutions on multiple platforms and our ability to effectively deploy our solutions to an increasing number of new platforms. Given the number of platforms we support, it can be difficult to keep pace with the number of third-party updates that are required in order to provide the interoperability our customers demand. If we fail to effectively respond to changes or updates to third-party platforms that we support, our business, financial condition, and results of operations could be harmed.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
We have faced and may in the future, face intellectual property disputes. Such disputes and intellectual property litigation can be time-consuming and expensive to resolve and they divert management's time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend against claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction as a remedy for infringement of third-party intellectual property rights and if we cannot license or develop alternative technology, we may be forced to limit or stop sales of our solutions or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. Although we carry general liability insurance and patent infringement insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
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

Table of Contents	Unity Software Inc.
Even if the claims do not result in litigation or are resolved in our favor, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our solutions grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.
We use open source software in our solutions, which could negatively affect our ability to sell our services or subject us to litigation or other actions.
We use open source software in our solutions, and we expect to continue to incorporate open source software in our solutions in the future. Few of the licenses applicable to open source software have been interpreted by courts, and these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license. Depending on the terms of certain of these licenses, we may be subject to certain requirements, including that we make source code available for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, or require us to devote additional research and development resources to change our solutions, either of which could harm our business. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software solutions with certain open source software in a particular manner we could, under certain open source licenses, be required to release the source code of our proprietary software solutions. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an "as-is" basis which, if not properly addressed, could negatively affect the performance of our solution. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our solutions, we may be required to re-engineer such solutions, discontinue the sale of such solutions or take other remedial actions.
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
In addition, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and despite recently reevaluating our headcount needs, slowing down our hiring efforts, and reducing our headcount, we expect to have significant future hiring needs. Competition is intense, particularly in the San Francisco Bay Area, Tel Aviv, and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform solutions, data scientists with experience in machine learning and artificial intelligence and experienced sales professionals. As a global workforce, we must align our company values across employees from different cultures and value systems. Failure to successfully create a cohesive company culture could harm our ability to attract and retain talent.
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
We believe that maintaining and enhancing our brand reputation is important to support the marketing and sale of our platform to new and existing customers, and grow our strategic partnerships. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer a reliable platform that continues to meet the needs and preferences of our customers at competitive prices, our ability to maintain our customers' trust, our ability to continue to develop new functionality to address a wide variety of use cases and our ability to successfully differentiate our platform from competitors. We have in the past and may in the future experience public scrutiny of our business decisions and announcements. For example, in the third quarter of 2023 we announced changes to our pricing model, which caused public scrutiny of our decision making, announcement and terms of service, all of which harmed our brand reputation and negatively impacted our business.
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
Our offerings, and particularly our Grow Solutions, rely on our ability to process sensitive, proprietary, confidential, and regulated information, including personal information, that belongs to us or that we handle on behalf of others such as our customers. These activities are regulated by an increasing number of various federal, state, local, and foreign privacy and data security laws and regulations. These have become increasingly stringent and continue to evolve, requiring significant resources for compliance. Any actual or perceived non-compliance could result in litigation, regulatory proceedings, fines and civil or criminal penalties, obligations to cease offerings or to substantially modify our Grow Solutions in ways that make them less effective in certain jurisdictions, negative publicity, and reduced overall demand for our platform or reduced returns on our Grow Solutions.

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
In addition, certain jurisdictions have enacted laws that may require data localization and have imposed requirements for cross-border transfers of personal information. For example, the cross-border transfer landscape in Europe remains unstable despite an agreement between the U.S. and Europe, and other countries outside of Europe have enacted or are considering enacting cross border data transfer restrictions and laws requiring data residency. The EU GDPR, UK GDPR, and other European privacy and data security laws generally prohibit the transfer of personal information to countries outside the European Economic Area ("EEA"), such as the U.S, that are not considered by some authorities as generally providing an adequate level of data protection. The various mechanisms that may be used for compliance with these data localization and other requirements are subject to legal challenges, and the future of cross-border data transfers remains uncertain in light of the evolving regulatory landscape, which could increase the cost and complexity of doing business. If we cannot maintain a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, litigation, penalties, data processing restrictions or bans, and reduced demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.
Similarly, China's Personal Information Protection Law and Data Security Law, Canada's Personal Information Protection and Electronic Documents Act, related provincial laws, and Canada's Anti-Spam Legislation, Israel's Privacy Protection Law 5741-1981, and new and emerging privacy and data security regimes in other jurisdictions in which we operate, such as China, Canada and Israel, broadly regulate processing of personal information and impose comprehensive compliance obligations and penalties.
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act ("TCPA") imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Some states have enacted laws similar to the TCPA, with similar potential exposure. In addition, the California Consumer Privacy Act ("CCPA"), which applies to personal information of consumers, business representatives, employees, and other individuals with whom we interact, imposes a number of obligations on covered businesses, including requirements to respond to requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). Additionally, the California Privacy Rights Act expanded the CCPA's requirements, including by adding new rights and establishing a new regulatory agency to implement and enforce the law. Other states are considering or have also enacted privacy and data security laws, which increase compliance costs and resources. Our actual or perceived noncompliance with these and other emerging state laws could harm our business.
We also use AI, including generative AI, and ML technologies in our products and services. The development and use of AI/ML present various privacy and data security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions worldwide, including Europe and certain U.S. states, have proposed or

Table of Contents	Unity Software Inc.
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
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children's Online Privacy Protection Act ("COPPA"), has increased and may continue under the new generation of privacy and data security laws and regulations, such as the GDPR, CCPA, the UK's Information Commissioner's Office Age-Appropriate Design Code ("Children's Code"), and the California Age-Appropriate Design Code Act ("Design Code"). European regulators are expected to introduce guidance for age appropriate design across all countries implementing the GDPR as well. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy and data security laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the Design Code, or other laws relating to children's privacy and data security.
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

Table of Contents	Unity Software Inc.
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
Companies and governmental agencies may restrict access to our platforms, website, mobile applications, application stores or the Internet generally, which could lead to the loss or slower growth of our customers' end users and negatively impact our operations.
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
Any actions and policies adopted by the government of the People's Republic of China ("PRC"), particularly with regard to intellectual property rights and existing cloud-based and Internet restrictions for non-Chinese businesses, or any prolonged slowdown in China's economy, could have an adverse effect on our business, results of operations and financial condition.
In particular, PRC laws and regulations impose restrictions on foreign ownership of companies that engage in internet, market survey, game publishing, cloud-based services and other related businesses from time to time. Accordingly, our ability to offer game publishing and cloud-based services in China depends on our ability to implement and maintain structures that are acceptable under PRC laws. Our failure to do so could harm our business, financial condition, and operating results.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including Pillar One and Pillar Two related taxes as proposed by the OECD and which are being implemented by many jurisdictions in which we operate beginning in 2024. At this time, we do not expect Pillar 2 legislation to have a material impact to our consolidated financial statement;
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
As of December 31, 2023, we had net operating loss ("NOL") carryforwards for U.S. federal, state, and foreign purposes of $642 million, $398 million, and $936 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2025. A lack of future taxable income would adversely affect our ability to utilize a portion of these NOLs before they expire. Under the current law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to

Table of Contents	Unity Software Inc.
utilize all of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
The tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.
We believe that our main Israeli subsidiaries acquired as part of the ironSource Merger are eligible for certain tax benefits provided to a "Preferred Technological Enterprise" under the Israeli Law for the Encouragement of Capital Investments, 5719-1959 (the "Investment Law"). In order to remain eligible for the tax benefits provided to a "Preferred Technological Enterprise" we must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If these tax benefits are reduced, canceled or discontinued, our Israeli taxable income from the Preferred Technological Enterprise would be subject to a higher corporate tax rate in Israel. The standard corporate tax rate for Israeli companies has been 23% since 2018.
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
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding consumer protection, advertising, electronic marketing, protection of minors, AI, privacy and data security, data localization requirements, online services, anti-competition, labor, real estate, taxation, intellectual property ownership and infringement, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing, many of which are discussed in greater detail above. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to our customers or cause us to change or limit our ability to sell our platform. Our employees, contractors, or agents may violate such laws and regulations or our policies and procedures, which could harm our business.
For example, as a result of our Grow Solutions, we are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. In addition, there are ongoing academic, political and regulatory discussions in various jurisdictions regarding whether certain game mechanisms, such as loot boxes, and game genres, such as social casino, rewarded gaming and gambling, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. New regulation by the U.S. federal government and its agencies, such as the Federal Trade Commission ("FTC"), U.S. states and state agencies or foreign jurisdictions, which may vary significantly across jurisdictions, could require that certain game content be modified or removed from games, increase the

Table of Contents	Unity Software Inc.
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
In November 2022, we issued $1.0 billion in aggregate principal amount of 2.0% convertible senior notes due 2027 (the "2027 Notes"), and in November 2021 we issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes," together with the 2027 Notes, the "Notes"). We are subject to a variety of risks related to the Notes, such as:
•servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt, and our ability to make scheduled payments of the principal and interest, or to refinance or repurchase our Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control;
•our ability to refinance or repurchase our indebtedness will depend on the capital markets and our financial condition at such time, and if we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet the obligations of our Notes;

Table of Contents	Unity Software Inc.
•if shares of our common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders' equity and the market price of our common stock may decrease due to the additional selling pressure in the market. Any such downward pressure on the price of our common stock could also encourage short sales by third parties, creating additional downward pressure on our share price;
•certain provisions in the indentures governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us;
•We may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.
•the conditional conversion feature of the Notes, if triggered, may adversely affect our liquidity if we are required to settle a portion or all of our conversion obligation through the payment of cash.
The capped call transactions may affect the value of the 2026 Notes and our common stock.
In addition, in connection with the issuance of the 2026 Notes, we entered into capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers of the 2026 Notes or affiliates thereof and other financial institutions (the "option counterparties").The Capped Call Transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the Capped Call Transactions, the counterparties or their respective affiliates likely entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2026 Notes, including with certain investors in the 2026 Notes. The counterparties and/or or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes (and are likely to do so on each exercise date of the Capped Call Transactions or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption or conversion of the 2026 Notes). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the 2026 Notes or the shares of our common stock. Any of these activities could adversely affect the value of the 2026 Notes and our common stock.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled under each indenture to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of December 31, 2023, the Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the

Table of Contents	Unity Software Inc.
Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
We are subject to counterparty risk with respect to the Capped Call Transactions.
In addition, the option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
The proceeds from the issuance and sale of the 2027 Notes (the "PIPE") have been and are expected to be continued to be used to partially fund the repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase program, with the objective to offset potential dilution to our stockholders as a result of the issuance of the ironSource Merger consideration. However, we are not obligated to repurchase any shares of our common stock and there is no assurance that we will do so on the timeline intended. As of December 31, 2023, $750 million remains available for future share repurchases under this program.
While we expect the share repurchases to be accretive to our earnings per share, there may be factors that will reduce the expected anti-dilutive effects of the potential repurchases. Although the 2027 Notes were priced at a premium to the market price of our common stock at the time of signing, and we intend to repurchase the shares at prices lower than the conversion price of the 2027 Notes, we can't provide any assurance that our stock price will not fluctuate significantly prior to any share repurchases, including as a result of downward pressure on the price of our common stock caused by the conversion of the 2027 Notes. As a result, if we are unable to repurchase shares of our common stock at a price that is

Table of Contents	Unity Software Inc.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We grant and expect to continue granting equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through the sale and issuance of equity securities or convertible securities in the future. As part of our business strategy, we have in the past issued, and in the future may issue, equity securities to pay for acquisitions or investments. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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
If we are unable to maintain proper and effective internal controls over financial reporting, investor confidence in our company may be adversely affected and, as a result, the value of our common stock may be impacted.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including in connection with the ironSource Merger. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of

Table of Contents	Unity Software Inc.
internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We are committed to our privacy and security programs, and our security team strives to protect our customer and employee data from cybersecurity risks. From time to time, and at least annually, we review and update if necessary our privacy standards and policies in response to evolving regulatory requirements and internal Unity requirements. Unity personnel are provided annual privacy training, with additional targeted training for key participants in our privacy program. We have procedures in place to

Table of Contents	Unity Software Inc.
address suspected personal-data breaches and notify users determined to be affected and applicable regulator of a breach where we are legally required to do so.
We have a security policy which outlines mandatory security requirements for all of our employees, contractors or other agents. This policy is supported by internal standards, directives and procedures. The security program includes implementation of software security throughout the development life cycle, vulnerability and configuration management software across certain data infrastructure, products and services. Our risk management process includes employee education and annual analysis of risks from across the company, which are then prioritized for remediation. Our approach to cybersecurity is integrated into our overall company-wide approach to risk management, including that our management team, including our Chief Security Officer and Data Privacy Officer, evaluates material risks from cybersecurity threats against our overall business objectives and regularly reports to both the Audit Committee of our board of directors and to our internal audit function which evaluates our overall enterprise risk.
We engage third party services in connection with our processes for vendor security reviews and incidents. We are continuing to develop our processes to oversee and identify the risks from cybersecurity threats associated with our use of any third-party service provider.
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
Our Chief Security Officer and Data Privacy Officer oversee our assessment, prevention, detection and management of cybersecurity risks, and report to our executive team, including our Chief Information Officer, Chief Financial Officer and Chief Legal Officer. Collectively, they have expertise in cybersecurity, privacy law and regulation, and governance, and their teams comprise personnel with a broad range of experience across the private and public sectors, the technology industry, and in different geographic regions. Our Chief Security Officer Security has over 25 years of experience in multiple business verticals and has led security organizations and managed global practices for Fortune 500 technology companies. He became our Chief Security Officer earlier this year after previously serving in that role at ironSource, prior to its merger with us.
Our security team follows an incident response process which we are continuing to evaluate and enhance. Pursuant to this process, incidents which may result in economic loss to the company, reputational harm or require notifications to individuals and government authorities are reported to our executive team as they are occurring. Our Chief Security Officer also provides a quarterly summary of investigations given to an executive data council, and our Data Privacy Officer reports on our compliance posture with respect to new and pending laws and regulations.
The Audit Committee of our board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. Additionally, the Audit Committee of our board of directors meets on a quarterly basis with our Chief Security Officer about our cybersecurity risk management and strategy, including any significant investigations, and biannually with our Data Privacy Officer about our privacy program.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. Refer to "Item 1A. Risk Factors" for a description of the risks from cybersecurity threats that may materially affect the Company, including the risk factor titled, "If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers' data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our solutions may be reduced, and we may incur significant liabilities".

Table of Contents	Unity Software Inc.
Item 2. Properties
Our corporate headquarters are located in San Francisco, California, where we lease approximately 53,000 square feet of space in two buildings with leases that expire in August 2025. Currently, our largest office is located in Montreal, Canada with approximately 170,000 square feet under a lease that expires in June 2030. Our next largest office is located in Tel Aviv, Israel with approximately 139,000 square feet under a lease that expires in June 2027. In addition, we maintain offices in various states in the United States, across Europe, Asia and Latin America.
Item 3. Legal Proceedings
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Commitments and Contingencies — Legal Matters.”
Item 4. Mine Safety Disclosures
Not applicable.

Table of Contents	Unity Software Inc.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information Regarding our Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol "U" since September 18, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of December 31, 2023, we had 440 stockholders of record of our common stock, including brokers and other institutions, which hold shares of our common stock on behalf of an indeterminate number of beneficial holders.
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
The performance graph below compares (i) the cumulative total return on our common stock from September 18, 2020 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2023 with (ii) the cumulative total return of the S&P 500 Information Technology Index ("SP500-45") and the Nasdaq 100 Technology Sector ("NDXT") Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on September 18, 2020 and the reinvestment of dividends. The performance graph uses the closing market price on September 18, 2020 of $68.35 per share as the initial value of our common stock. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Table of Contents	Unity Software Inc.

Company/Index	9/18/2020	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Unity Software Inc.	$100	$47	$42	$47	$64	$46	$60
S&P 500 Information Technology Index	$100	$106	$111	$134	$157	$148	$173
Nasdaq 100 Technology Sector	$100	$93	$93	$116	$131	$129	$156
Item 6. [RESERVED]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in "Part I, Item 1A. Risk Factors" included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. See the section titled "Note Regarding Forward-Looking Statements" in this report.
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of 2021 and year-over-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that was filed with the SEC on February 27, 2023, and are incorporated by reference herein.

Table of Contents	Unity Software Inc.
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
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions, which together comprise our strategic portfolio surrounding the Unity Engine, Cloud and Monetization.
Impact of Macroeconomic Trends and Geopolitical Events
Recent negative macroeconomic factors, such as inflation, high interest rates, and limited credit availability have and could further cause economic uncertainty and volatility, which could harm our business. Further, increased competition in the advertising market and ongoing restrictions related to the gaming industry in China have impacted our growth rates and may continue to do so. Ongoing geopolitical instability, particularly in Israel, where a significant portion of our Grow Solutions operations is located, may adversely affect our business.
Recent Developments in Our Business
In the third quarter of 2023, we announced changes to our pricing model for our Create Solutions, which will become effective for users of the next major release of the software expected to be available in 2024. We experienced a high volume of negative customer feedback including a boycott and a slowdown of signing new contracts and renewals as a result of these changes, which we believe negatively impacted our Grow Solutions revenue in the second half of 2023. While we expect a potential benefit from this change over the long term for our business, the ultimate impact on our business remains uncertain.
In the fourth quarter of 2023, we underwent a CEO change and began a comprehensive assessment of our product portfolio and our cost structure, to focus on those offerings that are most valuable to our customers, which are the core aspects of our Create and Grow Solutions. In this effort to reset, we plan to meaningfully decrease our offering of professional services and hardware components that support our hosting services and cease further development of our artistry tools. Together, these offerings contributed approximately $280 million of revenue in 2023, predominately within Create Solutions. In addition, in the fourth quarter of 2023 and the first quarter of 2024, we announced reductions to our workforce and our office footprint. In the fourth quarter of 2023 we incurred approximately $16 million of impairment charges on operating leases. In the first quarter of 2024, we expect to recognize approximately $195 million in employee separation costs, primarily related to the acceleration and modifications of equity awards. These costs associated with lease terminations and employee separations encompass the substantive cost components of our restructuring efforts.
Our ability to execute on these plans or execute them in a timely manner is critical to our success, and their timing and full impact on our future results of operations, cash flows, or financial condition are uncertain.
For additional details, refer to the section titled "Risk Factors."
Key Metrics
We monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions.
Customers Contributing More Than $100,000 of Revenue
We focus on the number of customers that generated more than $100,000 of revenue in the trailing 12 months, as this segment of our customer base represents the majority of our revenue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer,

Table of Contents	Unity Software Inc.
even though we may enter into commercial agreements with multiple parties within that organization. We had 1304, 1340, and 1052 such customers in the trailing 12 months as of December 31, 2023, 2022, and 2021, respectively. The year over year decrease was largely a result of our de-emphasis on professional services and hosting services, as well as a more competitive environment for our Monetization solutions in 2023. While these customers represented the substantial majority of revenue for the years ended December 31, 2023, 2022, and 2021, respectively, no one customer accounted for more than 10% of our revenue for any of those years.
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

	As of December 31,
	2023	2022	2021
Dollar-based net expansion rate	104%	116%	140%
Our dollar-based net expansion rate as of December 31, 2023, 2022, and 2021 was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers and cross-selling our solutions to all of our customers. The decrease in dollar-based net expansion rate, compared to the comparable prior year periods, is primarily attributable to Grow Solutions, due to increased competition in the advertising market.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year with a slight rebound in the fourth quarter of 2022 due to the ironSource Merger.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,187,317	$1,391,024	$1,110,526
Cost of revenue	733,722	442,500	253,630
Gross profit	1,453,595	948,524	856,896
Operating expenses
Research and development	1,053,588	959,491	695,710
Sales and marketing	834,625	497,956	344,939
General and administrative	398,176	373,290	347,912
Total operating expenses	2,286,389	1,830,737	1,388,561
Loss from operations	(832,794)	(882,213)	(531,665)
Interest expense	(24,580)	(7,404)	(1,131)
Interest income and other expense, net	59,529	7,192	1,566
Loss before income taxes	(797,845)	(882,425)	(531,230)
Provision for Income taxes	28,477	37,063	1,377
Net loss	$(826,322)	$(919,488)	$(532,607)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	34	32	23
Gross profit	66	68	77
Operating expenses
Research and development	48	69	63
Sales and marketing	38	36	31
General and administrative	18	27	31
Total operating expenses	104	132	125
Loss from operations	(38)	(63)	(48)
Interest expense	(1)	(1)	—
Interest income and other expense, net	2	1	—
Loss before income taxes	(37)	(63)	(48)
Provision for Income taxes	1	3	—
Net loss	(38)%	(66)%	(48)%
Revenue
Create Solutions
We generate Create Solutions revenue primarily through our suite of Create Solutions subscriptions inclusive of enterprise support, professional services, and cloud and hosting services. Our subscriptions provide customers access to technologies that allow them to edit, run, and iterate interactive, RT3D and 2D experiences that can be created once and deployed to a variety of platforms. Enhanced support services are provided to our enterprise customers and are sold separately from the Create Solutions subscriptions. Professional services are provided to our customers and include consulting, platform integration, training, and custom application and workflow development. Cloud and hosting services are provided to our customers to simplify and enhance the way our users access and harness our solutions.
Grow Solutions
We generate Grow Solutions revenue primarily through our monetization solutions and game publishing services. Our monetization solutions allow publishers, original equipment manufacturers, and mobile carriers to sell available advertising inventory on their mobile applications or hardware devices to advertisers for in-application or on-device placements. Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction and mediation platform. Our game publishing services provide game developers with the infrastructure and expertise to launch their mobile games and manage their growth; this is achieved through marketability testing tools, live games management tools and game design support, and optimizing the implementation of the customer's commercial model. Through these publishing services, we generate revenue from in-app advertising in published games and in some cases, in app purchase revenue.

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Create Solutions	$859,174	$716,078	$506,920
Grow Solutions	1,328,143	674,946	603,606
Total revenue	$2,187,317	$1,391,024	$1,110,526
The increase in total revenue for the year ended December 31, 2023, compared to the comparable prior year period, was primarily due to the acquisition and inclusion of revenue from ironSource within Grow Solutions. Grow Solutions revenue includes approximately $72 million related to the return of customer incentives issued by ironSource prior to the merger and we do not expect to receive any material amounts in future periods. Grow Solutions revenue was also negatively impacted by increased competition, which we expect will continue in 2024. Revenue from Create Solutions increased for the year ended December 31, 2023, compared to the comparable prior year periods, primarily due to approximately $99 million of incremental revenue in the fourth quarter of 2023 from Wētā FX Limited, as a result of terminating their subscription rights in exchange for a perpetual license, and growth among existing customers primarily due to our price increases.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation) for employees and subcontractors associated with our product support and professional services organizations, the amortization of intangible assets, hosting expenses, and depreciation of related property and equipment.
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including our product mix, the costs associated with third-party hosting services and the extent to which we expand and drive efficiencies in our hosting costs, professional services, and customer support organizations. We expect our gross profit to increase in absolute dollars in the long term but decrease in the short term as we reset our product portfolio to focus on the Unity Engine and Monetization solutions. We expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.
Cost of revenue for the year ended December 31, 2023 increased, compared to the comparable prior year period, primarily due to an increase of approximately $197 million in amortization expenses related to intangible assets acquired through our business combinations, including $105 million of incremental expense in the fourth quarter of 2023 due to fully amortizing an intangible assets related to the Wētā FX Limited contract that was terminated, as well as higher personnel-related expenses.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. Although personnel-related costs contributed to the increase in expense period over period primarily due to the increased headcount resulting from the ironSource Merger, we have been evaluating our headcount needs, slowing down our hiring efforts, reducing the number of managerial layers, and focusing on containing the growth rate of other expenses. In November 2023, we announced an amendment of our agreements with Wētā FX Limited, and committed to a plan to close corporate offices in approximately 14 locations. Following these announcements, we incurred incremental expenses of approximately $121 million from fully amortizing contract intangible assets related the Wētā FX Limited, primarily within cost of revenue. We also incurred restructuring and reorganization expenses of approximately $70 million for the year ended December 31, 2023, of which $52 million related to reductions in our workforce, largely within research and development expense, and $18 million related to

Table of Contents	Unity Software Inc.
our intent to exit certain leased facilities, primarily impairment charges on operating lease assets in general and administrative expense.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, IT hosting and SaaS expenses, and amortization expenses related to intangible assets. We expect our research and development expenses to increase in absolute dollars in the long term, as we expand our teams to develop new solutions, expand features and functionality with existing solutions, and enter new markets, but decrease in the short term as we reset our strategic portfolio. We expect research and development expenses to fluctuate as a percentage of revenue from period to period.
Research and development expense for the year ended December 31, 2023 increased, compared to the comparable prior year period, primarily due to higher personnel-related, and hosting expenses resulting from the ironSource Merger.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs, advertising and marketing programs, including user acquisition costs and digital account-based marketing, user events such as developer-centric conferences and our annual Unite user conferences, and amortization expenses related to intangible assets. We expect that our sales and marketing expense will increase in absolute dollars in the long term, as we hire additional personnel, increase our account-based marketing, direct marketing and community outreach activities, invest in additional tools and technologies, and continue to build brand awareness, but decrease in the short term as we reset our strategic portfolio. We expect sales and marketing expenses to fluctuate as a percentage of revenue from period to period.
Sales and marketing expense for the year ended December 31, 2023 increased, compared to the comparable prior year period, primarily due to an increase in amortization expense related to intangible assets acquired through our business acquisitions of approximately $136 million, higher user acquisition costs and higher personnel-related expenses due to the ironSource Merger.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, IT and administrative employees; allocated overhead, and professional fees for external legal, accounting and other professional services. We expect that our general and administrative expenses will increase in absolute dollars in the long term, as we scale to support the growth of our business but decrease in the short term as we reset our strategic portfolio. We expect general and administrative expenses to fluctuate as a percentage of revenue from period to period.
General and administrative expense for the year ended December 31, 2023 increased, compared to the comparable prior year period, primarily due to higher personnel-related expenses associated with the ironSource Merger, and to a lesser extent lease related expenses, partially offset by a decrease in professional fees.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the year ended December 31, 2023 increased, compared to the comparable prior year period, due to accrued interest on our 2027 Notes and amortization of debt issuance costs.
Interest Income and Other Expense, Net
Interest income and other expense, net, consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, foreign currency gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.

Table of Contents	Unity Software Inc.
Interest income and other expense, net, for the year ended December 31, 2023 increased, compared to the comparable prior year period, primarily due to rising interest rates increasing the interest and dividend income earned on our money market investments and time deposit accounts.
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
Provision for income taxes for the year ended December 31, 2023 decreased, compared to the comparable prior year period, primarily due to certain tax restructurings that affect our ongoing computation of qualifying foreign income, made during the year ended December 31, 2023.
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
Adjusted Gross Profit and Adjusted EBITDA
We define adjusted gross profit as GAAP gross profit excluding expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, and restructurings and reorganizations. We define adjusted EBITDA as net income or loss excluding benefits or expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, acquisitions, restructurings and reorganizations, insurance reimbursement for legal expenses, interest, income tax, and other non-operating activities, which primarily consist of foreign exchange rate gains or losses.
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
Adjusted gross profit and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•they exclude expense associated with our equity compensation plans, although equity compensation has been, and will continue to be, an important part of our compensation strategy;
•adjusted gross profit and adjusted EBITDA excludes the expense of amortization of acquired intangible assets and depreciation of property and equipment, and although these are non-cash expenses, the assets being amortized may have to be replaced in the future and adjusted gross profit and adjusted EBITDA does not reflect cash expenditure for such replacements;
•adjusted EBITDA excludes costs incurred from our acquisitions, and in connection with the formation of Unity China;
•adjusted gross profit and adjusted EBITDA excludes costs incurred from restructuring activities;
•adjusted EBITDA excludes costs incurred from legal settlements that we anticipate recovering through insurance, and subsequent recoveries of those amounts;
•the expenses and other items that we exclude in our calculation of adjusted gross profit and adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from this measure or similarly titled measures, which reduces their usefulness as comparative measures.
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2023	2022
GAAP gross profit	$1,453,595	$948,524
Add:
Stock-based compensation expense	80,213	57,271
Amortization of intangible assets expense	243,690	46,942
Depreciation expense	10,480	6,397
Restructuring and reorganization costs	13,510	576
Adjusted gross profit	$1,801,488	$1,059,710
GAAP gross margin	66%	68%
Adjusted gross margin	82%	76%

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2023	2022
GAAP net loss	$(826,322)	$(919,488)
Stock-based compensation expense	648,696	537,818
Amortization of intangible assets expense	515,489	172,551
Depreciation expense	48,427	39,025
Acquisition-related costs	888	41,465
Restructuring and reorganization costs	70,373	17,146
Insurance reimbursement for legal settlement	(3,250)	3,250
Interest expense	24,580	7,404
Interest income and other expense, net	(59,529)	(7,192)
Income tax expense	28,477	37,063
Adjusted EBITDA	$447,829	$(70,958)
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2023	2022
Net cash provided by (used in) operating activities	$234,700	$(59,431)
Less:
Purchases of property and equipment	(55,921)	(57,138)
Free cash flow	$178,779	$(116,569)

Net cash provided by investing activities	$44,040	$723,228
Net cash used in financing activities	$(174,015)	$(226,634)

Table of Contents	Unity Software Inc.
Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $1.6 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in government money market funds.
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
In connection with the ironSource Merger in November 2022, we issued $1.0 billion in aggregate principal amount of 2.0% convertible senior notes due 2027, the proceeds of which were used to fund repurchases under our share repurchase program. We previously issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 in November 2021. See Note 9, "Borrowings," for additional discussion of the Notes.
In July 2022, our board of directors approved our share repurchase program, which authorized the repurchase of up to $2.5 billion of shares of our common stock in open market transactions through November 2024 (the "Share Repurchase Program"). As of December 31, 2023, $750 million remains available for future share repurchases under this program.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $3.1 billion as of December 31, 2023. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions. Our future capital requirements, however, will depend on many factors, including our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary offerings, teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may choose or be required to seek additional equity or debt financing sooner than we currently anticipate. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all, including as a result of macroeconomic conditions such as high interest rates, volatility in the capital markets and liquidity concerns at, or failures of, banks and other financial institutions. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Table of Contents	Unity Software Inc.
Our changes in cash flows were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$234,700	$(59,431)	$(111,449)
Net cash provided by (used in) investing activities	44,040	723,228	(1,837,360)
Net cash provided by (used in) financing activities	(174,015)	(226,634)	1,721,002
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(6,146)	1,926	459
Net change in cash, cash equivalents, and restricted cash	$98,579	$439,089	$(227,348)
Cash Provided by Operating Activities
During the year ended December 31, 2023, net cash provided by operating activities was primarily due to the acquisition and inclusion of operating cash flows from ironSource, and an increase in working capital as our business grows. Our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
Cash Provided by Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities consisted primarily of proceeds received from the maturities of short-term investments, which was partially offset by purchases of property and equipment.
Cash Used in Financing Activities
During the year ended December 31, 2023, net cash used in financing activities consisted of repurchases and retirement of common stock, offset by the proceeds from the issuance of common stock under our employee equity plans.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
which such determination is made and could have a material impact on our financial condition and operating results. We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statement of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. Our results of current and future operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into forward currency contracts to hedge our foreign currency exposure. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements.

Table of Contents	Unity Software Inc.
Item 8. Financial Statements and Supplementary Data
UNITY SOFTWARE INC.

Table of Contents	Unity Software Inc.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unity Software Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Table of Contents	Unity Software Inc.

Revenue Recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, revenue is recognized when the Company's contractual performance obligations are satisfied, in an amount that reflects the consideration expected. Significant judgment is required to determine the level of integration and interdependencies among the individual promises included in the Company's Create Solutions subscriptions. This determination influences whether the software is a distinct and separate performance obligation that should be recognized at a point in time or whether the software should be combined with other promises and recognized over time. Management has concluded that the Company’s software subscription is a single combined performance obligation because the software and software updates are highly interdependent and interrelated. As such, the combined performance obligation is recognized over the contract term as the subscription is delivered.

Auditing the Company's determination whether the promises included in the Company’s Create Solutions subscriptions should be accounted for as distinct performance obligations or as one combined performance obligation required a significant level of auditor judgment.

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
San Francisco, California
February 29, 2024

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,590,325	$1,485,084
Short-term investments	—	101,711
Accounts receivable, net	611,723	633,775
Prepaid expenses and other	122,843	144,070
Total current assets	2,324,891	2,364,640
Property and equipment, net	140,887	121,863
Goodwill	3,166,304	3,200,955
Intangible assets, net	1,406,745	1,922,234
Other assets	204,614	224,293
Total assets	$7,243,441	$7,833,985
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,517	$20,221
Accrued expenses and other	307,704	326,339
Publisher payables	385,113	445,622
Deferred revenue	186,769	218,102
Total current liabilities	894,103	1,010,284
Convertible notes	2,711,750	2,707,171
Long-term deferred revenue	6,015	103,442
Other long-term liabilities	217,195	258,959
Total liabilities	3,829,063	4,079,856
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests	225,797	219,563
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 384,872 and 374,243	2	2
Additional paid-in capital	6,259,479	5,779,776
Accumulated other comprehensive loss	(5,009)	(1,691)
Accumulated deficit	(3,071,830)	(2,249,819)
Total Unity Software Inc. stockholders' equity	3,182,642	3,528,268
Noncontrolling interest	5,939	6,298
Total stockholders' equity	3,188,581	3,534,566
Total liabilities and stockholders' equity	$7,243,441	$7,833,985
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,187,317	$1,391,024	$1,110,526
Cost of revenue	733,722	442,500	253,630
Gross profit	1,453,595	948,524	856,896
Operating expenses
Research and development	1,053,588	959,491	695,710
Sales and marketing	834,625	497,956	344,939
General and administrative	398,176	373,290	347,912
Total operating expenses	2,286,389	1,830,737	1,388,561
Loss from operations	(832,794)	(882,213)	(531,665)
Interest expense	(24,580)	(7,404)	(1,131)
Interest income and other expense, net	59,529	7,192	1,566
Loss before income taxes	(797,845)	(882,425)	(531,230)
Provision for Income taxes	28,477	37,063	1,377
Net loss	(826,322)	(919,488)	(532,607)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(4,311)	(1,296)	—
Adjustments attributable to redeemable noncontrolling interests	—	2,870	—
Net loss attributable to Unity Software Inc.	$(822,011)	$(921,062)	$(532,607)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(2.16)	$(2.96)	$(1.89)
Weighted-average shares used in computation of basic and diluted net loss per share	380,457	310,504	282,195
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(826,322)	$(919,488)	$(532,607)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(4,556)	259	583
Change in unrealized gains (losses) on short-term investments	—	969	(1,023)
Change in unrealized gains on derivative instruments	289	939	—
Other comprehensive income (loss)	(4,267)	2,167	(440)
Comprehensive loss	$(830,589)	$(917,321)	$(533,047)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(4,311)	(1,296)	—
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	(949)	560	—
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(5,260)	(736)	—
Comprehensive loss attributable to Unity Software Inc.	$(825,329)	$(916,585)	$(533,047)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Year Ended December 31, 2021
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2020	273,537,218	$2	$2,838,057	$(3,418)	$(797,498)	$2,037,143	$—	$2,037,143
Cumulative effect of accounting change	—	—	—	—	(1,522)	(1,522)	—	(1,522)
Issuance of common stock from employee equity plans	11,650,963	—	66,704	—	—	66,704	—	66,704
Issuance of common stock for settlement of RSUs	3,935,813	—	—	—	—	—	—	—
Common stock issued in connection with acquisitions	3,468,362	—	526,081	—	—	526,081	—	526,081
Purchase of capped calls	—	—	(48,127)	—	—	(48,127)	—	(48,127)
Stock‑based compensation expense	—	—	347,159	—	—	347,159	—	347,159
Net loss	—	—	—	—	(532,607)	(532,607)	—	(532,607)
Other comprehensive loss	—	—	—	(440)	—	(440)	—	(440)
Balance at December 31, 2021	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391	$—	$2,394,391

	Year Ended December 31, 2022
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2021	292,592,356	$2	$3,729,874	$(3,858)	$(1,331,627)	$2,394,391	$—	$2,394,391
Issuance of common stock from employee equity plans	5,119,859	—	63,493	—	—	63,493	—	63,493
Issuance of common stock for settlement of RSUs	6,545,464	—	—	—	—	—	—	—
Common stock issued in connection with acquisitions	112,716,696	—	2,932,228	—	—	2,932,228	—	2,932,228
Purchase and retirement of common stock	(42,731,179)	—	(1,500,000)	—	—	(1,500,000)	—	(1,500,000)
Stock‑based compensation expense	—	—	549,671	—	—	549,671	—	549,671
Capital contribution from minority interest holder	—	—	7,380	—	—	7,380	6,387	13,767
Net loss	—	—	—	—	(918,192)	(918,192)	(89)	(918,281)
Adjustments to redeemable noncontrolling interest	—	—	(2,870)	—	—	(2,870)	—	(2,870)
Other comprehensive income	—	—	—	2,167	—	2,167	—	2,167
Balance at December 31, 2022	374,243,196	$2	$5,779,776	$(1,691)	$(2,249,819)	$3,528,268	$6,298	$3,534,566

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)

	Year Ended December 31, 2023
				Accumulated		Total
			Additional	Other		Unity
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2022	374,243,196	$2	$5,779,776	$(1,691)	$(2,249,819)	$3,528,268	$6,298	$3,534,566
Issuance of common stock from employee equity plans	6,242,222	—	75,985	—	—	75,985	—	75,985
Issuance of common stock for settlement of RSUs	11,944,558	—	—	—	—	—	—	—
Purchase and retirement of common stock	(7,558,415)	—	(250,000)	—	—	(250,000)	—	(250,000)
Stock‑based compensation expense	—	—	664,853	—	—	664,853	—	664,853
Net loss	—	—	—	—	(822,011)	(822,011)	(294)	(822,305)
Adjustments to redeemable noncontrolling interest	—	—	(11,135)	—	—	(11,135)	—	(11,135)
Other comprehensive loss	—	—	—	(3,318)	—	(3,318)	(65)	(3,383)
Balance at December 31, 2023	384,871,561	$2	$6,259,479	$(5,009)	$(3,071,830)	$3,182,642	$5,939	$3,188,581
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(826,322)	$(919,488)	$(532,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	563,916	211,576	64,567
Stock-based compensation expense	648,696	550,065	347,159
Other	24,613	21,418	13,843
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	21,791	(9,548)	(65,151)
Prepaid expenses and other	20,314	(21,719)	(22,014)
Other assets	45,047	40,096	5,157
Accounts payable	(6,313)	(17,574)	2,022
Accrued expenses and other	(21,069)	(1,041)	31,767
Publisher payables	(60,509)	(50,242)	55,368
Other long-term liabilities	(47,245)	(29,790)	(27,313)
Deferred revenue	(128,219)	166,816	15,753
Net cash provided by (used in) operating activities	234,700	(59,431)	(111,449)
Investing activities
Purchases of short-term investments	(212)	(150,911)	(519,698)
Proceeds from sales of short-term investments	—	436,293	—
Proceeds from principal repayments and maturities of short-term investments	102,673	387,453	308,957
Purchases of non-marketable investments	(2,500)	(15,000)	(4,600)
Sales of non-marketable investments	—	1,000	—
Purchases of property and equipment	(55,921)	(57,138)	(41,938)
Business acquisitions, net of cash acquired	—	121,531	(1,580,081)
Net cash provided by (used in) investing activities	44,040	723,228	(1,837,360)
Financing activities
Proceeds from issuance of convertible notes	—	1,000,000	1,725,000
Purchase of capped calls	—	—	(48,127)
Payment of debt issuance costs	—	(379)	(22,575)
Capital contribution from noncontrolling interest holders	—	210,252	—
Repurchase and retirement of common stock	(250,000)	(1,500,000)	—
Proceeds from issuance of common stock from employee equity plans	75,985	63,493	66,704
Net cash provided by (used in) financing activities	(174,015)	(226,634)	1,721,002
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(6,146)	1,926	459
Increase (decrease) in cash, cash equivalents, and restricted cash	98,579	439,089	(227,348)
Cash, cash equivalents, and restricted cash, beginning of period	1,505,688	1,066,599	1,293,947
Cash, cash equivalents, and restricted cash, end of period	$1,604,267	$1,505,688	$1,066,599

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,389	$—	$110
Cash paid for income taxes, net of refunds	$22,471	$25,206	$5,651
Cash paid for operating leases	$42,905	$28,463	$29,811
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business and asset acquisitions	$—	$2,932,296	$526,081
Assets acquired under operating lease	$43,831	$20,699	$18,507
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies
Description of Business
We provide a comprehensive set of software solutions to create, run, and monetize interactive, real-time 2D and 3D content for mobile phones, tablets, PCs, consoles, and augmented and virtual reality devices, among others.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates are used for, but not limited to, revenue recognition, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the fair value of tangible and intangible assets acquired and liabilities assumed through business combinations, the fair value of redeemable noncontrolling interests, impairments of right of use assets, and customer life for capitalized commissions. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
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
Our business focuses on two complementary sets of solutions: (1) Create Solutions and (2) Grow Solutions.
Create Solutions
Create Solutions are a combination of software and services that enable customers to edit, run, and iterate real-time 2D and 3D experiences. Revenue is primarily derived from Create Solution Subscriptions, Enterprise Support, Professional Services, and Cloud and Hosting services.

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
As of December 31, 2023 and 2022, restricted cash was $13.9 million and $20.6 million, respectively. Restricted cash consists of secured letters of credit issued in connection with our operating leases and other amounts held in escrow. Restrictions typically lapse at the end of the lease term, and restricted cash is classified as current or non-current based on the remaining term of the restriction.
Short-term Investments
Our short-term investments consisted of investments in short-term deposits, U.S. treasury securities, asset-backed securities, corporate bonds, commercial paper, and supranational bonds. We classified our investments in debt securities as available-for-sale at the time of purchase. We considered all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classified these securities as current assets in the consolidated balance sheets. Unrealized gains and losses, net of taxes, were included in accumulated other comprehensive loss, which was reflected as a separate component of stockholders’ equity in our consolidated balance sheets. During the year ended December 31, 2022, we sold the entirety of our available-for-sale debt securities portfolio. During the year ended December 31, 2023, we sold the remainder of our short-term investments.
Accounts Receivable
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our consolidated statements of operations. As of December 31, 2023 and 2022, the allowance for uncollectible amounts was $16.9 million and $9.4 million, respectively. For the years ended December 31, 2023 and 2022, the provision for uncollectible amounts was $14.3 million and $5.4 million.
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

Table of Contents	Unity Software Inc.
As of December 31, 2023 and 2022, no individual customer represented 10% or more of the aggregate receivables. For the years ended December 31, 2023, 2022, and 2021, no individual customer represented 10% or more of total revenue.
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
Convertible Senior Notes and Capped Call Transactions
We account for each issuance of the Notes as single liabilities measured at their amortized cost. Debt issuance costs are amortized to interest expense using the straight-line method (which approximates the effective interest method) and are recorded in other income and expense.
We record the cost of capped call transactions as a reduction of our additional paid-in capital on our consolidated balance sheets. Capped call transactions will not be remeasured as long as they continue to meet the conditions for equity classification.

Table of Contents	Unity Software Inc.
Goodwill and Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Intangible assets, with the exception of certain contractual relationships, which have a finite life are amortized on a straight-line basis over their estimated useful lives, which typically range from three to six years. Certain contractual relationships are amortized using an accelerated method of amortization, which reflects the pattern in which the economic benefits from the intangible assets are expected to be recognized.
On an annual basis, we evaluate the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining amortization period. No changes to the useful lives of our intangible assets were deemed necessary during the years ended December 31, 2023, 2022, and 2021 based on management's evaluation.
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
Capitalized Software Costs and Software Implementation Costs
We capitalize implementation costs incurred in our cloud computing service arrangements related to enterprise software solutions ("capitalized implementation costs") and costs associated with customized internal‑use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll‑related expenses for employees, who are directly associated with the development of the applications. We capitalize such costs during the application development stage, which begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Capitalized software costs are amortized on a straight-line basis over their estimated useful life, which is generally two to three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized implementation costs are expensed over the term of the hosting arrangement, which is the fixed, non-cancellable term of the arrangement, plus any reasonably certain renewal periods.
The amount of capitalized software costs and capitalized implementation costs was $49.9 million and $1.1 million, respectively, during the year ended December 31, 2023 and $5.7 million and $5.9 million, respectively, during the year ended December 31, 2022. The increases in these costs were driven by the acquisition of ironSource in late 2022, and development projects related to offerings within Create Solutions.
The closing amount of capitalized software costs and capitalized implementation costs on the balance sheet was $52.0 million and $4.6 million, respectively, as of December 31, 2023 and $5.8 million and $10.2 million, respectively, as of December 31, 2022. Capitalized software costs are included in property and equipment, net, on the consolidated balance sheets. The current portion of capitalized implementation costs are included in prepaid expenses on the consolidated balance sheets, and the non-current portion of capitalized implementation costs are included in other assets on the consolidated balance sheets.
The costs to develop software that is marketed externally consist of payroll and payroll related costs for employees, who are directly associated with the development of the software. We capitalize such costs when technological feasibility is established and a working model is complete through the point of general release. All costs outside of this window are charged to research and development expense. The

Table of Contents	Unity Software Inc.
amount of costs capitalized for software developed for external use was $3.3 million during the year ended December 31, 2023.
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
During the year ended December 31, 2023 we recorded $16.5 million of impairment charges on operating lease assets, primarily related to closures of corporate offices in the fourth quarter of 2023. Apart from those operating lease asset impairments, there were no material impairments of capitalized software costs, capitalized implementation costs, intangible assets, long-lived assets, or goodwill during the years ended December 31, 2023, 2022, and 2021.
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
We recognize tax benefits from uncertain tax positions only if we believe that the position is more likely than not to be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect our income tax expense (or benefit) in the period in which such determination is made and could have a material impact on our financial condition and operating results.
We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statement of operations. Accrued interest and penalties are included in income and other taxes payable on the consolidated balance sheets.

Table of Contents	Unity Software Inc.
Translation of Foreign Currencies
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are included in interest and other income (expense), net, on the consolidated statements of operations for the period. For U.S. dollar functional currency subsidiaries, all assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses denominated in a foreign currency are translated at the average exchange rate during the period. Equity transactions denominated in a foreign currency are translated using historical exchange rates. For a foreign subsidiary where the local currency is the functional currency, adjustments to translate those statements into U.S. dollars are recorded in accumulated other comprehensive loss in stockholders’ equity.
Warranties and Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2023 and 2022, there were no known events or circumstances that have resulted in a material indemnification liability to us, and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
We generally do not offer warranties for our software products. With certain customers, we will warrant that our software products will operate without material error and/or substantially in conformity with product documentation. We have not experienced any warranty claims to date, and no liabilities have been recorded as of December 31, 2023 and 2022.
Advertising Costs
Advertising costs are expensed as incurred as a component of sales and marketing expense in the consolidated statements of operations. Advertising expense was approximately $12.6 million, $18.8 million, and $24.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update ("ASU 2023-07"), amending the existing segment reporting disclosure guidance, primarily requiring enhanced disclosure of significant segment expenses on an annual and interim basis. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted and should be applied on a retroactive basis. We are currently evaluating ASU 2023-07 to determine its impact on our segment disclosures.
In December 2023, the FASB issued a new Accounting Standards Update ("ASU 2023-09") amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating ASU 2023-09 to determine its impact on our income tax disclosures.

Table of Contents	Unity Software Inc.
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Year Ended December 31,
	2023	2022	2021
Create Solutions	$859,174	$716,078	$506,920
Grow Solutions	1,328,143	674,946	603,606
Total revenue	$2,187,317	$1,391,024	$1,110,526
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$564,358	$351,174	$266,825
Greater China (1)	254,551	185,433	169,330
EMEA (2)	756,214	488,002	414,902
APAC (3)	558,810	327,125	222,348
Other Americas (4)	53,384	39,290	37,121
Total revenue	$2,187,317	$1,391,024	$1,110,526
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA").
(3)    Asia-Pacific, excluding Greater China ("APAC").
(4)    Canada and Latin America ("Other Americas").
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of December 31, 2023, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.8 million and $4.8 million, respectively. As of December 31, 2022, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $8.8 million and $5.3 million, respectively.
For the years ended December 31, 2023 and 2022, we recorded amortization costs of $9.9 million and $9.4 million, respectively, in sales and marketing expenses. We did not incur any impairment losses for the years ended December 31, 2023 and 2022.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables) included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $31.3 million and $37.5 million as of December 31, 2023 and 2022, respectively.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the year ended December 31, 2023 that was included in the deferred revenue balances at January 1, 2023 was $308 million. Included in that amount was $146 million of deferred revenue from Wētā FX Limited which was recognized in the current year, primarily due to the termination of Wētā FX Limited's subscription rights in exchange for a perpetual license in the fourth quarter of 2023.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For

Table of Contents	Unity Software Inc.
contracts with original terms that exceed one year, those commitments not yet recognized as of December 31, 2023 were $384 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $200 million or 52% of this revenue during the next 12 months.
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
The following table summarizes, by major security type, our cash, cash equivalents, restricted cash, and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2023	December 31, 2022
	Fair Value (1)
Cash	$834,877	$699,340
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$13,942	$20,604
Money market funds	502,754	373,619
Time deposits	252,694	412,125
Total restricted cash and cash equivalents	$769,390	$806,348
Short-term investments	$—	$101,711
Total cash, cash equivalents, restricted cash, and short-term investments	$1,604,267	$1,607,399
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
We did not recognize any credit losses related to our available-for-sale debt securities during the year ended December 31, 2022.
There were no material realized or unrealized gains or losses, either individually or in the aggregate, during the years ended December 31, 2023 and 2022. During the year ended December 31, 2022, we sold the entirety of our available-for-sale debt securities portfolio. During the year ended December 31, 2023, we sold the remainder of our short-term investments.
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

Table of Contents	Unity Software Inc.
similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of December 31, 2023 and December 31, 2022, such equity investments totaled $33.6 million and $31.1 million, respectively. No adjustments to the carrying value of these equity investments were recorded for the year ended December 31, 2023 and 2022.
4. Investment in Unity China
In August 2022, we formed a company in China ("Unity China") to perform research and development activities and to facilitate commercialization in the Greater China region. Upon formation, we agreed to sell to third-party investors an ownership interest of approximately 20.5% in Unity China for cash consideration of $197 million. Under the agreement and pursuant to certain conditions that include successfully completing an initial public offering of Unity China at a valuation greater than ¥25.0 billion CNY, the investors have the option to require us to repurchase their interest at a redemption value based on the greater of Unity China's then current equity fair value or a guaranteed floor value in the aggregate amount of ¥1.9 billion CNY. The redeemable noncontrolling interests are initially measured at its issuance date fair value and then adjusted for its proportionate net income or loss and accreted to its estimated redemption value through the applicable redemption date, which is August 2027. We valued the combination of the investors' equity interest in Unity China and their redemption right at approximately $217.9 million, on the issuance date. The investors' equity interest was valued using a discounted cash flow analysis and market approach. The redemption right was valued using the Black-Scholes option-pricing model adjusted for probabilities of successfully completing an initial public offering. The difference between the fair value of the redeemable noncontrolling interests and cash consideration received was recognized as a customer incentive, as the equity interest holders are also customers. The customer incentive will be amortized against revenue over the five-year term of the redemption right.
Subsequent and contingent to the initial investment from third-party investors, a management investor contributed $14.4 million for an ownership interest of 1.5% with no redemption rights.
The results of Unity China are included in our consolidated financial statements, and the redeemable noncontrolling interests are recorded as temporary equity on our consolidated balance sheet.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$219,563	$—
Initial fair value measurement of investors' equity interest and redemption right	—	217,900
Net loss attributable to redeemable noncontrolling interests	(4,017)	(1,207)
Accretion for redeemable noncontrolling interests	15,543	3,699
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	(5,292)	(829)
Balance at end of period	$225,797	$219,563
5. Acquisitions
The revenue and earnings of the acquired businesses have been included in our results from the respective dates of the acquisitions.
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

Table of Contents	Unity Software Inc.
The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, is recorded as goodwill. Goodwill is not subject to amortization and it typically is not deductible for U.S. income tax purposes.
The measurement period for the fair values of assets acquired and liabilities assumed in previous years is now closed, including for the merger with ironSource Ltd., for which we have now substantially completed our tax returns.
2023 Acquisitions
During the year ended December 31, 2023, we completed no acquisitions.
2022 Acquisitions
During the year ended December 31, 2022, we completed the acquisitions of certain companies, primarily ironSource, for a total purchase consideration of approximately $3.0 billion payable primarily in stock. The purchase consideration was primarily allocated to goodwill of approximately $1.6 billion and intangible assets of approximately $1.3 billion. These acquisitions were strategic in nature, and primarily enhanced Unity's Grow offerings. The revenue and earnings of the acquired businesses have been included in our results since the acquisition dates.
2021 Acquisitions
During the year ended December 31, 2021, we completed the acquisitions of certain companies for a total purchase consideration of approximately $2.1 billion payable in cash and stock. The purchase consideration was primarily allocated to goodwill of approximately $1.3 billion and intangible assets of approximately $790 million. These acquisitions were strategic in nature as they enhanced our product offerings. The revenue and earnings of the acquired businesses have been included in our results since the acquisition date.
6. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations.
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 (in thousands):

Balance as of December 31, 2021	$1,620,127
Goodwill acquired	1,579,936
Measurement period adjustment	892
Balance as of December 31, 2022	3,200,955
Goodwill acquired	—
Measurement period adjustment	(34,651)
Balance as of December 31, 2023	$3,166,304

Table of Contents	Unity Software Inc.
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of December 31, 2023
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.0	$1,220,186	$(295,265)	$924,921
Customer relationships	2.9	596,140	(181,128)	415,012
Trademark	3.0	106,400	(39,588)	66,812
Contractual relationship (2)	0.0	—	—	—
Total intangible assets		$1,922,726	$(515,981)	$1,406,745

	As of December 31, 2022
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.9	$1,239,431	$(137,782)	$1,101,649
Customer relationships	3.9	621,326	(53,243)	568,083
Trademark	3.9	110,567	(17,273)	93,294
Contractual relationship	6.9	200,000	(40,792)	159,208
Total intangible assets		$2,171,324	$(249,090)	$1,922,234
(1)    Based on weighted-average useful life remaining.
(2)    Decrease in 2023, due to amendment of our Wētā FX Limited agreement.
The following table presents the amortization of finite-lived intangible assets included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$515,489	$172,551	$33,483
As of December 31, 2023, the estimated future amortization of finite-lived intangible assets was as follows (in thousands):

2024	$352,253
2025	338,580
2026	294,704
2027	167,023
2028	133,438
Thereafter	120,747
Total	$1,406,745

7. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	December 31, 2023	December 31, 2022
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$105,102	$99,868
Software, computers, and other hardware	113,829	105,131
Furniture	32,089	30,046
Capital projects in progress	33,771	10,442
Total gross property and equipment	284,791	245,487
Accumulated depreciation and amortization	(143,904)	(123,624)
Property and equipment, net	$140,887	$121,863
The following table presents the depreciation and amortization of property and equipment included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization expense	$48,427	$39,025	$31,084
Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	December 31, 2023	December 31, 2022
United States	$25,643	$32,172
Canada	25,767	33,639
United Kingdom	9,048	12,944
EMEA, excluding United Kingdom (1)	18,111	22,336
Other (1)	10,095	12,243
Total long-lived assets, net	$88,664	$113,334
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	December 31, 2023	December 31, 2022
Accrued expenses and other:
Accrued expenses	$126,141	$107,075
Accrued compensation	90,754	121,654
Income and other taxes payable	90,809	97,610
Accrued expenses and other	$307,704	$326,339

8. Leases
We have operating leases for offices which have remaining lease terms of up to nine years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease for up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease expense	$41,195	$31,707
Variable lease expense	5,221	5,528
Sublease income	(1,490)	(221)
Total lease expense	$44,926	$37,014
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	December 31, 2023	December 31, 2022
Operating lease assets	Other assets	$113,256	$120,535

Current operating lease liabilities	Accrued expenses and other	$39,132	$34,469
Long-term operating lease liabilities	Other long-term liabilities	111,669	107,776
Total operating lease liabilities		$150,801	$142,245
As of December 31, 2023 and December 31, 2022, our operating leases had a weighted-average remaining lease term of 5.1 years and 5.0 years, respectively, and a weighted-average discount rate of 5.2% and 4.0%, respectively.
On November 28, 2023, we committed to a plan to close corporate offices in approximately 14 locations, to reduce our real estate costs. In connection with this plan, during the three months ended December 31, 2023 we recorded $15.6 million of impairment charges on operating lease assets, which we currently estimate to be the majority of the costs associated with this plan.
As of December 31, 2023, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$171,699
Less: imputed interest	20,898
Present value of lease liabilities	$150,801
As of December 31, 2023, we have not entered into any leases that have not yet commenced.

9. Borrowings
Convertible Notes
As of December 31, 2023, we had $2.7 billion of unsecured convertible notes outstanding including $1.0 billion issued in November 2022 and $1.7 billion issued in November 2021. The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of,
	Conversion Rate per $1,000 Principal	Initial Conversion Price	Maturities	Stated Interest Rates	December 31, 2023	December 31, 2022
Convertible notes:
Principal - 2026 Notes	3.2392	$308.72	2026	0.0%	$1,725,000	$1,725,000
Principal - 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Unamortized debt issuance costs, net					(13,250)	(17,829)
Net carrying amount					$2,711,750	$2,707,171
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $24.6 million and $7.4 million for the year ended December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023 the estimated fair value of the 2027 Notes were approximately $1.3 billion and the estimated fair value of the 2026 Notes were approximately $1.4 billion. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2026 Notes was based on quoted prices as of that date.
The Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, subject to customary adjustments for certain events as described in the indentures governing the Notes.
The Notes are subject to additional terms. In connection with certain corporate events, as defined and described in the Indentures, we will increase the conversion rate for a holder of the Notes who elects to convert those notes in connection with the event. Additionally, subject to certain other events, as described in the Indentures, holders of the Notes may require us to repurchase all or a portion of their notes at a price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest to date.
As of December 31, 2023, no holders of the 2027 and 2026 Notes have exercised the conversion rights, and the if-converted value of the 2027 and 2026 Notes did not exceed the principal amount.
Capped Call Transactions
In connection with the pricing of the 2026 Notes, we entered into the Capped Call Transactions at a net cost of $48.1 million, with call options totaling approximately 5.6 million of our common shares, and expiration dates ranging from September 18, 2026 to November 12, 2026. The strike price is $308.72, and the cap price is initially $343.02 per share, subject to certain adjustments. The Capped Call Transactions are freestanding and are considered separately exercisable from the 2026 Notes.
The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. As of December 31, 2023, the Capped Call Transactions met the conditions for equity classification and were not in the money.

Table of Contents	Unity Software Inc.
10. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of December 31, 2023 (in thousands):

	Total	2024	2025-2026	2027-2028	Thereafter
Operating leases (1)	$171,699	$45,407	$62,052	$37,203	$27,037
Purchase commitments (2)	687,675	224,857	433,393	29,425	—
Convertible note principal and interest (3)	2,805,000	20,000	1,765,000	1,020,000	—
Total	$3,664,374	$290,264	$2,260,445	$1,086,628	$27,037
(1)    Operating leases consist of obligations for leased real estate.
(2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    Convertible notes due 2026 and 2027. See Note 9, "Borrowings," above for further discussion.
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
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). The operative complaint names as defendants Unity, its former Chief Executive Officer, Chief Financial Officer, and General Manager of Operate Solutions, as well as Unity shareholders, Sequoia Capital, Silver Lake Group, and OTEE 2020 ApS. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company's product platform and the likely impact of those issues on the Company's fiscal 2022 guidance. The plaintiffs seek to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between May 11, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Company intends to vigorously defend the case. On May 25, 2023, all defendants moved to dismiss the amended complaint. The plaintiffs filed an opposition to the motions to dismiss on July 26, 2023. The Company filed a response to the plaintiffs' opposition on September 1, 2023. The motion is fully briefed and the Company is awaiting a ruling.
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

Table of Contents	Unity Software Inc.
2023-0499 (the "Wen Suit"), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company's current and former officers and directors, and asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On December 15, 2023, a stockholder derivative suit, captioned Flesner v. Riccitiello, et al., Case No. 2023-1240 (the "Flesner Suit" and together with the Wen Suit, the "Delaware Derivative Actions"), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company's current and former officers and directors, and asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets, as well as insider trading claims against the individual defendants. As with the Federal Derivative Actions, the Delaware Derivative Actions borrow the allegations of the Securities Class Action, and recast them as derivative claims. The Delaware Derivative Actions have also been stayed pending the outcome of the motion to dismiss in the Securities Class Action. It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters, naming Unity and/or its officers and directors as defendants. We dispute these allegations and intend to vigorously defend ourselves in these matters.
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
Letters of Credit
We had $13.9 million and $20.6 million of secured letters of credit outstanding as of December 31, 2023 and 2022, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our consolidated balance sheets.
11. Stockholders' Equity and Employee Compensation Plans
Stockholders' Equity
Employee Compensation Plans
Stock Award Plans
Our stock compensation plans allow us to grant or assume through acquisition stock options and RSUs, including PVUs, to employees and non-employee directors.
As of December 31, 2023, we had reserved a total of 101.1 million shares of common stock under our collective compensation plans, of which 32.2 million were available for future grant.
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
The maximum number of shares of our common stock that may be issued under our 2020 ESPP is 14.7 million shares, of which 13.0 million were available for issuance as of December 31, 2023.

Share Repurchase Program
In July 2022, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $2.5 billion of shares of our common stock through November 2024. During the years ended December 31, 2023 and 2022, we repurchased 7.6 million and 42.7 million shares of common stock under this program for an aggregate purchase price of $250 million and $1.5 billion, respectively. As of December 31, 2023, $750 million remained available for future share repurchases under this program.
Employee 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. U.S. full-time employees qualify for participation in the plan. Contribution to the plan is under our discretion. For the years ended December 31, 2023, 2022, and 2021, we contributed and expensed $15.0 million, $10.8 million, and $9.1 million, respectively, to the plan.
Defined Contribution Pension Plan
For other operations outside the United States, we have a defined contribution pension plan. We contribute up to 18% of total salary into the plan annually when employees contribute to the plan. For the years ended December 31, 2023, 2022, and 2021, we contributed and expensed $25.8 million, $24.7 million, and $18.3 million, respectively, to the plan.
12. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$80,213	$57,309	$24,811
Research and development	290,160	283,312	165,604
Sales and marketing	143,461	118,173	70,663
General and administrative	134,862	91,271	86,081
Total stock-based compensation expense	$648,696	$550,065	$347,159
Included in the above expenses for the year ended December 31, 2023, is $14.3 million of incremental stock expense primarily within general and administrative, associated with the modification of awards held by key employees that departed in the fourth quarter of 2023.
Unrecognized compensation expense is as follows (in thousands, except for weighted-average remaining vesting period):

	December 31, 2023
	Unrecognized Compensation Expense	Weighted-Average Remaining Vesting Period (In Years)
Outstanding stock options	$83,985	2.11
Unvested RSUs and PVUs	$1,287,310	2.72
ESPP	$1,845	0.17
In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.

Table of Contents	Unity Software Inc.
Stock Options
A summary of our stock option activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2021	29,226,041	$13.28	6.26
Granted (1)	11,835,061	$26.68
Exercised	(4,512,850)	$6.69
Forfeited, cancelled, or expired	(829,449)	$35.06
Balance as of December 31, 2022	35,718,803	$18.05	5.60
Granted	1,817,723	$29.52
Exercised	(5,177,930)	$9.42
Forfeited, cancelled, or expired	(817,130)	$47.81
Balance as of December 31, 2023	31,541,466	$19.35	4.79
Exercisable as of December 31, 2023	26,159,170	$14.88	4.13
(1)    Includes assumed equity awards from the ironSource Merger.
A summary of intrinsic and fair values of our stock options is as follows (in thousands, except fair value amounts):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Aggregate pretax intrinsic value of stock options exercised (1)	$127,722	$274,956	$1,394,721
Weighted-average grant-date fair value of stock options granted	$18.64	$7.54	$39.05
Fair value of stock options vested	$68,008	$51,962	$48,918
(1)    The intrinsic value is the difference between the estimated fair value of our common stock on the date of exercise and the exercise price for in-the-money options.
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Expected dividend yield	—	—	—
Risk-free interest rate	3.8% - 4.9%	1.7% - 3.8%	0.9% - 1.3%
Expected volatility	54.7% - 65.8%	33.3% - 52.2%	32.9% - 36.2%
Expected term (in years)	6.25	6.25	6.25
Fair value of underlying common stock	$28.13 - $39.29	$36.17 - $89.01	$100.60 - $152.34

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our RSU, including PVU, activity is as follows:

	Unvested RSUs (1)
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	13,696,836	$85.96
Granted	33,548,745	$39.12
Vested	(6,549,420)	$70.54
Forfeited	(2,590,699)	$71.35
Unvested as of December 31, 2022	38,105,462	$48.37
Granted	17,650,827	$29.90
Vested	(11,955,677)	$51.09
Forfeited	(6,468,061)	$50.99
Unvested as of December 31, 2023	37,332,551	$38.31
(1)    Includes assumed equity awards from the ironSource Merger.
The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2023, 2022, and 2021 was $448 million, $322 million, and $442 million, respectively.
Price-Vested Units
In October 2022, we granted to certain of our executive officers a total of 989,880 PVUs, which are RSUs for which vesting is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to seven years. The fair value of each PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the years ended December 31, 2023 and 2022, the stock price hurdles were not met, and no units vested.
The following table summarizes the weighted-average assumptions relating to our PVUs:

Year Ended December 31,
2022
Share price on grant date	$27.88
Risk-free interest rate	4.01%
Expected volatility	50%
Expected dividend yield	—%
Employee Stock Purchase Plan
The fair value of shares offered under our ESPP was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	—	—	—
Risk-free interest rate	5.2% - 5.5%	0.6% - 3.3%	0.1%
Expected volatility	65.9% - 94.5%	35.5% - 40.0%	27.2%
Expected term (in years)	0.50	0.50	0.50
Grant-date fair value per share	$12.44 - $12.65	$10.51 - $27.42	$28.64

Table of Contents	Unity Software Inc.
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Shares issued under the ESPP	1,064,463	607,009
Weighted-average price per share issued	$25.56	$54.87
No shares were issued under the ESPP during the year ended December 31, 2021.
13. Income Taxes
Loss before provision for income taxes consisted of the following for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(900,325)	$(483,914)	$(318,907)
Foreign	102,480	(398,511)	(212,323)
Total	$(797,845)	$(882,425)	$(531,230)
The components of the provision for income taxes consists of the following for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$3,393	$12,258	$(111)
State	584	1,605	219
Foreign	29,502	26,255	13,594
Total current tax expense (benefit)	33,479	40,118	13,702
Deferred:
Federal	5,184	4,347	(4,874)
State	(3,749)	(3,167)	(851)
Foreign	(6,437)	(4,235)	(6,600)
Total deferred tax expense (benefit)	(5,002)	(3,055)	(12,325)
Total tax provision	$28,477	$37,063	$1,377

Table of Contents	Unity Software Inc.
Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022 (1)	2021 (1)
U.S. federal statutory tax rate	$(138,742)	$(185,399)	$(111,558)
Changes in income taxes resulting from:
State tax expense, net of federal benefit	(1,980)	5,560	(677)
Foreign income taxed at different rates	1,543	80,898	72,378
Federal research and development credits	(10,172)	(15,929)	(31,088)
Stock-based compensation	50,640	89,515	(91,623)
Tax effects of restructuring	(293,435)	169,886	—
Base-erosion and anti-abuse tax	—	10,353	—
Change in valuation allowance	420,846	(122,064)	162,531
Other	(223)	4,243	1,414
Total tax provision	$28,477	$37,063	$1,377
(1)    Certain prior year amounts have been reclassified to conform to current year presentation.
Our income tax provision for the year ended December 31, 2023 was primarily driven by losses that cannot be benefited due to the valuation allowance on U.S., Denmark, United Kingdom ("U.K."), China, and Canada entities, and to a lesser extent, foreign earnings taxed at different tax rates. In addition, we undertook certain tax restructuring efforts during the first quarter of 2023 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
Our income tax provision for the year ended December 31, 2022 was primarily driven by the earnings of our foreign subsidiaries, which are taxed at rates that differ from the U.S. statutory rate, losses that cannot be benefited due to the valuation allowance against the net deferred tax assets of our United States, Denmark, U.K., and China entities, base-erosion and anti-abuse tax ("BEAT") mainly arising as a result of the U.S. mandatory research and development capitalization rules. Following our acquisition of ironSource, the Company undertook certain tax restructuring efforts as part of the integration of the acquired business. As a result of the restructuring, we recognized $192 million of US federal and state deferred tax liabilities, which reduce our need for a valuation allowance in the U.S., except for timing differences that resulted in $11.6 million of income tax expense.

Table of Contents	Unity Software Inc.
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities as of December 31, 2023 and 2022 are set forth below (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$360,597	$437,382
Tax credits	116,915	110,762
Stock-based compensation	75,700	59,443
Capitalized R&D expenditures	666,394	255,123
Operating lease liabilities	54,135	23,287
Other	63,026	27,702
Gross deferred tax assets	1,336,767	913,699
Valuation allowance	(1,088,217)	(632,580)
Total deferred tax assets	248,550	281,119
Deferred tax liabilities:
Intangible Asset	(307,466)	(404,491)
Operating lease ROU assets	(39,239)	(16,995)
Total deferred tax liabilities	(346,705)	(421,486)
Net deferred tax assets	$(98,155)	$(140,367)
In the tax years ended December 31, 2023 and 2022, we capitalized certain research and development costs incurred by our U.S. and foreign subsidiaries, which resulted in a deferred tax assets of $666 million and $255 million respectively. These deferred tax assets associated with capitalized research and development costs are offset by valuation allowances and future taxable temporary differences.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2023 and 2022, and as such, we have maintained a valuation allowance against such deferred tax assets.
In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and foreign deferred tax assets increased by $456 million and $64.5 million in the years ended December 31, 2023 and 2022, respectively. The increase in the valuation allowance in the years ended December 31, 2023 and 2022 was primarily related to deferred tax assets for which insufficient positive evidence exists to support their realizability, including NOL carryforwards, capitalized research and development expenses, and credits for research and development.
Our NOL carryforwards for U.S. federal, state, and foreign purposes were $642 million, $398 million, and $936 million, respectively, with most of our foreign NOL carryforward balances arising from Denmark and the U.K. jurisdictions. The U.S. federal, state, and foreign NOL carryforwards, if not utilized, will begin to expire in 2032, 2025, and 2025, respectively. Our U.S. federal, state, and foreign research and development credit carryforwards were $103 million, $48.9 million and $3.4 million,

Table of Contents	Unity Software Inc.
respectively. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2032, while the California credit carryforwards have no expiration. The foreign credit carryforwards, if not utilized, will begin to expire in 2043.
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
We maintain our reinvestment assertion with respect to foreign earnings for the period ended December 31, 2023, which is that all earnings are permanently reinvested for all jurisdictions. Based on our reinvestment assertion and losses from our foreign entities, we have not recorded a liability for the period ended December 31, 2023.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	As of December 31,
	2023	2022	2021
Unrecognized tax benefits, beginning balance	$176,584	$110,315	$74,670
Gross increases for tax positions taken in prior years	4,215	1,232	1,729
Gross decreases for tax positions taken in prior years	(8,361)	(613)	(2,507)
Gross increases for tax positions taken in current year	10,573	55,931	38,406
Acquired tax positions	—	11,989	—
Reductions resulting from lapses of statues of limitations	(660)	(2,000)	(1,700)
Foreign exchange gains and losses	164	(270)	(283)
Unrecognized tax benefits, ending balance	$182,515	$176,584	$110,315
As of December 31, 2023 and 2022, we had unrecognized tax benefits of $183 million and $177 million, respectively, of which $28.9 million and $24.3 million would affect the effective tax rate if recognized. We recognize interest and penalties related to our unrecognized tax benefits within our provision for income taxes. The amount of interest and penalties accrued as of December 31, 2023 and 2022 were $4.9 million and $3.0 million, respectively.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States, Denmark, and Israel. Our 2012 and subsequent tax years remain open to examination by the Internal Revenue Service. Our 2019 and subsequent tax years remain open to examination in Israel and Denmark.
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

Table of Contents	Unity Software Inc.
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
The following table presents potentially dilutive items excluded from the computation of diluted net loss per share for the following periods (in thousands) because the impact of including them would have been antidilutive:

	As of December 31,
	2023	2022	2021
Convertible notes	26,042	26,042	5,588
Stock options	31,541	35,719	29,226
Unvested RSUs and PVUs	37,333	38,105	13,697
15. Subsequent Event (Unaudited)
As part of our efforts to restructure and streamline our organizational structure, in January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. In total, we currently estimate that we will incur approximately $195 million in employee separation costs, primarily in the first quarter of 2024, in connection with these decisions, largely driven by the modification of equity awards.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of December 31, 2023.
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable level.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway

Table of Contents	Unity Software Inc.
Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(c) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(d) Limitations on Effectiveness of Controls and Procedures and Internal Control Over Financial Reporting
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, our management, including our principal executive officer and principal financial officer, recognizes that any control and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Table of Contents	Unity Software Inc.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Unity Software Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unity Software Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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

Table of Contents	Unity Software Inc.
/s/ Ernst & Young LLP
San Francisco, California
February 29, 2024

Table of Contents	Unity Software Inc.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name	Title	Action	Date	Expiration Date	Aggregate # of Securities to be Purchased/Sold
John Riccitiello (1)	Former President, Chief Executive Officer and Executive Chairman of the Board	Terminated	October 19, 2023	August 21, 2024	1,696,250
(1)    Mr. Riccitiello and his spouse terminated the plan, which provided for the potential exercise of vested stock options and associated sale of up to 1,696,250 shares of our common stock, of which 1,500,000 options and 196,250 options were contemplated to be exercised and sold on behalf of Mr. Riccitiello and his spouse, respectively. The plan would have expired on August 21, 2024, or upon the earlier completion of all authorized transactions under the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Table of Contents	Unity Software Inc.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2023 (the "Proxy Statement").
Item 10. Directors, Executive Officers, and Corporate Governance
We maintain a Global Code of Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all directors and executive officers. Our Global Code of Conduct and Ethics is published on our Investor Relations website at investors.unity.com under "Governance Documents." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Global Code of Conduct and Ethics by posting such information on the website address and location specified above.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements.
Our Consolidated Financial Statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
(3)Exhibits.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 13, 2022, by and among Unity, Merger Sub and ironSource.	8-K	001-39497	2.1	July 15, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	333-248255	3.2	September 8, 2023

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-248255	4.1	September 9, 2020

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated May 7, 2019	S-1	333-248255	4.2	August 24, 2020

4.3	Description of the Registrant's Securities	10-K	011-39497	4.3	March 5, 2021

4.4	Indenture, dated as of November 19, 2021, by and between Unity Software Inc. And U.S. Bank National Association, as Trustee	8-K	001-39497	4.1	November 19, 2021

4.5	Form of Global Note, representing Unity Software Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	011-39497	4.2	November 19, 2021
4.6	Indenture, dated as of November 8, 2022, between Unity and U.S. Bank Trust Company, National Association, as trustee	8-K	011-39497	4.1	November 8, 2022

4.7	Form of 2.0% Convertible Senior Note due 2027 (included in Exhibit 4.6)	8-K	011-39497	4.1	November 8, 2022

10.1†	Unity Software Inc. 2009 Stock Plan and related form agreements	10-Q	001-39497	10.1	November 13, 2020

10.2†	Unity Software Inc. 2019 Stock Plan and related form agreements	10-Q	001-39497	10.2	November 13, 2020

10.3*†	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements	10-Q	001-39497	10.1	November 9, 2023

10.4†	Unity Software Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248255	10.5	September 9, 2020

10.5†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-248255	10.1	September 9, 2020

Table of Contents	Unity Software Inc.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

10.6†	Non-Employee Director Compensation Policy	8-K	011-39497	99.1	March 22, 2022

10.7†	Transition Agreement by and between Unity Software Inc. and John Riccitiello, dated October 9, 2023.	8-K	001-39497	10.1	October 10, 2023

10.8†	Unity Software Inc. Cash Incentive Bonus Plan	S-1	333-248255	10.16	August 24, 2020

10.9	Office Lease, dated November 25, 2015, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, as amended by (i) the First Amendment to Office Lease, dated January 23, 2017, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, and (ii) the Second Amendment to Office Lease, dated August 1, 2018, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF	S-1	333-248255	10.7	August 24, 2020

10.10	Form of Capped Call Transactions	8-K	001-39497	10.1	November 19, 2021

10.11†	Offer Letter by and between Unity Software Inc. and James Whitehurst dated October 7, 2023	8-K	001-39497	10.2	October 10, 2023

10.12†	Unity Software Inc. G&A Executive Severance Plan	S-1	333-248255	10.14	August 24, 2020

10.13†	Unity Software Inc. Senior Executive Severance Plan	S-1	333-248255	10.15	August 24, 2020

10.14†	Offer letter and addendum, dated January 8, 2021, by and between Unity Technologies SF and Marc Whitten	10-Q	001-39497	10.1	May 12, 2021

10.15†	Offer Letter, dated March 15, 2021, by and between Unity Technologies SF and Luis Felipe Visoso	8-K	001-39497	10.1	March 17, 2021

10.16†	Offer Letter, dated February 22, 2022, by and between Unity Technologies SF and Carol Carpenter	10-K	001-39497	10.17	February 27, 2023
			001-39497
10.17†	Offer Letter, dated November 23, 2022, by and between Unity Technologies SF and Anirma Gupta	10-K	001-39497	10.18	February 27, 2023

10.18	Registration Rights Agreement, dated as of November 7, 2022, by and among Unity and the holders listed thereto	8-K	001-39497	10.1	November 7, 2022

10.19	Investment Agreement, dated as of July 13, 2022, by and between Unity, Silver Lake Alpine II, L.P., Silver Lake Partners VI, L.P. and Sequoia Capital Fund, L.P.	8-K	001-39497	10.3	July 15, 2022

10.20†	Unity Software Inc. IronSource Share Incentive Plan and related form agreements	10-Q	001-39497	10.2	November 9, 2023

10.21	Form of Confirmatory Offer Letter between Unity Technologies SF and Clive Downie	S-1	333-248255	10.12	August 24, 2020

10.22	Employment Agreement, dated June 28, 2021 between Tomer Bar-Zeev and IronSource Ltd. and Welcome Letter, dated March 16, 2023, between Unity Software Inc. and Tomer Bar-Zeev	10-Q	001-39497	10.1	May 10, 2023
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

97.1*	Executive Clawback Policy

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Table of Contents	Unity Software Inc.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Indicates management contract or compensatory plan.

#
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

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

UNITY SOFTWARE INC.

Date: February 29, 2024	By:	/s/ Luis Visoso
Luis Visoso
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Table of Contents	Unity Software Inc.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Whitehurst, Luis Visoso, and Nora Go, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Whitehurst	Interim President and Chief Executive Officer	February 29, 2024
James Whitehurst	(Principal Executive Officer)

/s/ Luis Visoso	Executive Vice President and Chief Financial Officer	February 29, 2024
Luis Visoso	(Principal Financial Officer)

/s/ Mark Barrysmith	Chief Accounting Officer	February 29, 2024
Mark Barrysmith	(Principal Accounting Officer)

/s/ Roelof Botha	Chairman of the Board	February 29, 2024
Roelof Botha

/s/ Tomer Bar-Zeev	Director	February 29, 2024
Tomer Bar-Zeev

/s/ Mary Schmidt Campbell	Director	February 29, 2024
Mary Schmidt Campbell, Ph.D.

/s/ Shlomo Dovrat	Director	February 29, 2024
Shlomo Dovrat

/s/ Egon Durban	Director	February 29, 2024
Egon Durban

/s/ David Helgason	Director	February 29, 2024
David Helgason

/s/ David Kostman	Director	February 29, 2024
David Kostman

/s/ Michelle Lee	Director	February 29, 2024
Michelle Lee

/s/ Barry Schuler	Director	February 29, 2024
Barry Schuler

/s/ Robynne Sisco	Director	February 29, 2024
Robynne Sisco

/s/ Keisha Smith	Director	February 29, 2024
Keisha Smith