Form 10-Q
period 2024-03-31
Unity Software Inc.
filed 2024-05-09
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(415) 638-9950
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, there were 390,861,717 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended March 31, 2024

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
•The loss of one or more members of our senior management or key employees could harm our business, and we may not be able to find adequate replacements. For example, in the second quarter of 2024, we announced the hiring of our permanent Chief Executive Officer and President, Matthew Bromberg. Our ability to successfully transition the Chief Executive Officer role and to retain Mr. Bromberg and other senior executives could impact our operations and our business.
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,179,962	$1,590,325
Accounts receivable, net	621,184	611,723
Prepaid expenses and other	140,092	122,843
Total current assets	1,941,238	2,324,891
Property and equipment, net	122,783	140,887
Goodwill	3,166,304	3,166,304
Intangible assets, net	1,318,787	1,406,745
Other assets	204,151	204,614
Total assets	$6,753,263	$7,243,441
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,862	$14,517
Accrued expenses and other	302,207	307,704
Publisher payables	410,671	385,113
Deferred revenue	170,435	186,769
Total current liabilities	902,175	894,103
Convertible notes	2,236,415	2,711,750
Long-term deferred revenue	9,080	6,015
Other long-term liabilities	190,869	217,195
Total liabilities	3,338,539	3,829,063
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	224,736	225,797
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 390,397 and 384,872	2	2
Additional paid-in capital	6,554,787	6,259,479
Accumulated other comprehensive loss	(7,760)	(5,009)
Accumulated deficit	(3,362,904)	(3,071,830)
Total Unity Software Inc. stockholders' equity	3,184,125	3,182,642
Noncontrolling interest	5,863	5,939
Total stockholders' equity	3,189,988	3,188,581
Total liabilities and stockholders' equity	$6,753,263	$7,243,441
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$460,380	$500,361
Cost of revenue	144,387	161,964
Gross profit	315,993	338,397
Operating expenses
Research and development	282,728	280,480
Sales and marketing	230,625	216,127
General and administrative	177,569	96,774
Total operating expenses	690,922	593,381
Loss from operations	(374,929)	(254,984)
Interest expense	(6,035)	(6,129)
Interest income and other income (expense), net	76,643	13,615
Loss before income taxes	(304,321)	(247,498)
Provision for (benefit from) Income taxes	(12,843)	6,205
Net loss	(291,478)	(253,703)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(404)	(672)
Net loss attributable to Unity Software Inc.	$(291,074)	$(253,031)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.75)	$(0.67)
Weighted-average shares used in computation of basic and diluted net loss per share	387,151	375,909
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(291,478)	$(253,703)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(3,461)	3,157
Change in unrealized gains (losses) on derivative instruments	—	(327)
Other comprehensive income (loss)	(3,461)	2,830
Comprehensive loss	(294,939)	(250,873)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(404)	(672)
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	(710)	649
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(1,114)	(23)
Comprehensive loss attributable to Unity Software Inc.	$(293,825)	$(250,850)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2023	384,871,561	$2	$6,259,479	$(5,009)	$(3,071,830)	$3,182,642	$5,939	$3,188,581
Issuance of common stock from employee equity plans	2,511,920	—	25,997	—	—	25,997	—	25,997
Issuance of common stock for settlement of RSUs	3,013,449	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	269,288	—	—	269,288	—	269,288
Net loss	—	—	—	—	(291,074)	(291,074)	(28)	(291,102)
Adjustments to redeemable noncontrolling interest	—	—	23	—	—	23	—	23
Other comprehensive loss	—	—	—	(2,751)	—	(2,751)	(48)	(2,799)
Balance at March 31, 2024	390,396,930	$2	$6,554,787	$(7,760)	$(3,362,904)	$3,184,125	$5,863	$3,189,988

	Three Months Ended March 31, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2022	374,243,196	$2	$5,779,776	$(1,691)	$(2,249,819)	$3,528,268	$6,298	$3,534,566
Issuance of common stock from employee equity plans	1,475,761	—	21,971	—	—	21,971	—	21,971
Issuance of common stock for settlement of RSUs	2,654,728	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	166,445	—	—	166,445	—	166,445
Net loss	—	—	—	—	(253,031)	(253,031)	(46)	(253,077)
Adjustments to redeemable noncontrolling interest	—	—	(5,834)	—	—	(5,834)	—	(5,834)
Other comprehensive loss	—	—	—	2,181	—	2,181	44	2,225
Balance at March 31, 2023	378,373,685	$2	$5,962,358	$490	$(2,502,850)	$3,460,000	$6,296	$3,466,296
.
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(291,478)	$(253,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,810	109,560
Stock-based compensation expense	265,877	163,028
Gain on repayment of convertible note	(61,371)	—
Other	16,516	379
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(9,740)	21,013
Prepaid expenses and other	(16,779)	7,589
Other assets	(2,399)	11,169
Accounts payable	5,273	7,450
Accrued expenses and other	(4,269)	(7,305)
Publisher payables	25,558	(27,756)
Other long-term liabilities	(23,584)	(18,302)
Deferred revenue	(12,787)	(18,221)
Net cash used in operating activities	(7,373)	(5,099)
Investing activities
Purchases of short-term investments	—	(212)
Proceeds from principal repayments and maturities of short-term investments	—	102,673
Purchases of property and equipment	(7,190)	(14,350)
Net cash provided by (used in) investing activities	(7,190)	88,111
Financing activities
Repayments of convertible note	(414,999)	—
Proceeds from issuance of common stock from employee equity plans	25,998	21,971
Net cash provided by (used in) financing activities	(389,001)	21,971
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(6,202)	3,151
Increase (decrease) in cash, cash equivalents, and restricted cash	(409,766)	108,134
Cash, cash equivalents, and restricted cash, beginning of period	1,604,267	1,505,688
Cash, cash equivalents, and restricted cash, end of period	$1,194,501	$1,613,822

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$11,041	$3,751
Cash paid for operating leases	$13,540	$10,181
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$9,273	$24,528
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Accounting Policies
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc., its wholly owned subsidiaries, and entities consolidated under the voting interest model. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or other periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2023 Annual Report on Form 10-K.
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
Employee Separation and Restructuring Costs
In January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements, we incurred incremental employee separation costs of approximately $193 million in the first quarter of 2024, which included $126 million of incremental stock-based compensation. Additionally we incurred $19 million of restructuring costs, primarily related to office closures.
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended March 31,
	2024	2023
Create Solutions	$163,670	$187,369
Grow Solutions	296,710	312,992
Total revenue	$460,380	$500,361

Table of Contents	Unity Software Inc.
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$139,119	$132,994
Greater China (1)	59,690	59,548
EMEA (2)	166,770	186,724
APAC (3)	84,036	107,528
Other Americas (4)	10,765	13,567
Total revenue	$460,380	$500,361
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statement of operations. As of March 31, 2024 and December 31, 2023, the allowance for uncollectible amounts was $16.6 million and $16.9 million, respectively. For the three months ended March 31, 2024 and 2023, the provision for uncollectible amounts was $1.8 million and $2.9 million.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of March 31, 2024, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.4 million and $4.9 million, respectively. During the three months ended March 31, 2024, we recorded amortization costs of $2.4 million in sales and marketing expenses, as compared to $2.5 million during the three months ended March 31, 2023, respectively.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $20.1 million and $31.3 million as of March 31, 2024 and December 31, 2023, respectively. Of this total as of March 31, 2024, $6.0 million was included in Other Long-Term Assets on our consolidated balance sheets.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three months ended March 31, 2024 that was included in the deferred revenue balances at January 1, 2024 was $76.3 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of March 31, 2024, were $357 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $205 million or 57% of this revenue during the next 12 months.

Table of Contents	Unity Software Inc.
3. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2024	December 31, 2023
	Fair Value (1)
Cash	$888,092	$834,877
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$14,539	$13,942
Money market funds	92,762	502,754
Time deposits	199,108	252,694
Total restricted cash and cash equivalents	$306,409	$769,390
Total cash, cash equivalents, and restricted cash	$1,194,501	$1,604,267
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of March 31, 2024 and December 31, 2023, such equity investments totaled $33.6 million. No adjustments to the carrying value of these equity investments were recorded for the three months ended March 31, 2024 and 2023.
4. Investment in Unity China
The results of Unity China, of which third-party investors hold a 20.5% ownership interest, are included in our condensed consolidated financial statements. Under certain conditions we may be required to repurchase the third-party interest in Unity China. The redeemable noncontrolling interests in Unity China are recorded as temporary equity on our condensed consolidated balance sheet.

Table of Contents	Unity Software Inc.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$225,797	$219,563
Net loss attributable to redeemable noncontrolling interests	(376)	(626)
Accretion for redeemable noncontrolling interests	3,075	2,698
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	(3,760)	3,741
Balance at end of period	$224,736	$225,376
5. Leases
We have operating leases for offices, which have remaining lease terms of up to nine years.
Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$10,253	$9,393
Variable lease expense	1,721	1,278
Sublease income	(244)	(384)
Total lease expense	$11,730	$10,287
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	March 31, 2024	December 31, 2023
Operating lease assets	Other assets	$104,599	$113,256

Current operating lease liabilities	Accrued expenses and other	$37,566	$39,132
Long-term operating lease liabilities	Other long-term liabilities	98,521	111,669
Total operating lease liabilities		$136,087	$150,801
As of March 31, 2024 and December 31, 2023, our operating leases had a weighted-average remaining lease term of 5.0 years and 5.1 years, respectively, and a weighted-average discount rate of 5.2% and 5.2%, respectively.
As of March 31, 2024, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$154,385
Less: imputed interest	18,298
Present value of lease liabilities	$136,087
6. Borrowings
Convertible Notes
As of March 31, 2024, we had $2.2 billion of unsecured convertible notes outstanding including $1.0 billion issued in November 2022 (the "2027 Notes") and $1.2 billion issued in November 2021 (the "2026 Notes"). The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

Table of Contents	Unity Software Inc.

					Carrying Amount as of
	Conversion Rate per $1,000 Principal	Conversion Price	Maturities	Stated Interest Rates	March 31, 2024	December 31, 2023
Convertible notes:
Principal – 2026 Notes	3.2392	$308.72	2026	0.0%	$1,245,232	$1,725,000
Principal – 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Unamortized debt issuance costs, net					(8,817)	(13,250)
Net carrying amount					$2,236,415	$2,711,750
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $6.0 million and $6.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the estimated fair value of the 2027 Notes were approximately $1.1 billion and 1.3 billion, respectively, and the estimated fair value of the 2026 Notes were approximately $1.1 billion and 1.4 billion, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2026 Notes was based on quoted prices as of that date.
The 2026 Notes are convertible at the option of the holder if a conversion condition of the 2026 Notes is triggered. During the three months ended March 31, 2024, none of the conversion conditions of the 2026 Notes were triggered and the 2026 Notes were not convertible as of March 31, 2024. The 2027 Notes are convertible at the option of the holder prior to maturity. Upon conversion of the Notes, we will deliver cash, shares of our common stock, or a combination of cash and shares of our common stock,at our election. The conversion rates for the Notes is subject to customary adjustments for certain events as described in the indentures governing the Notes.
The Notes are subject to additional terms. In connection with certain corporate events, as described in the Indentures, we will increase the conversion rate for a holder of the Notes who elects to convert those notes in connection with the event. Additionally, upon the occurrence of certain corporate events and subject to certain exceptions, as described in the Indentures, holders of the Notes may require us to repurchase all or a portion of their notes at a price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest to date. The 2026 Notes are also redeemable at our option if certain conditions are met, as described in the Indenture governing the 2026 Notes.
As of March 31, 2024, no holders of the 2027 and 2026 Notes have exercised the conversion rights, and the if-converted value of the 2027 and 2026 Notes did not exceed the principal amount.
Convertible Note Repurchase
During the first quarter of 2024, the Company repurchased in privately negotiated transactions and extinguished a portion of the 2026 Notes, with a total principal balance of $480 million. The aggregate repurchase price for these notes was $415 million, resulting in pre-tax gains of $61.4 million, net of the write-off of unamortized issuance costs. The gain was included in Interest income and other income (expense), net, in the condensed consolidated statement of operations.
Capped Call Transactions
In connection with the pricing of the 2026 Notes, we entered into the Capped Call Transactions at a net cost of $48.1 million, with call options totaling approximately 5.6 million of our common shares, and with expiration dates ranging from September 18, 2026 to November 12, 2026. The strike price is $308.72, and the cap price is initially $343.02 per share, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding and are considered separately exercisable from the 2026 Notes.

Table of Contents	Unity Software Inc.
The Capped Call Transactions are intended to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. As of March 31, 2024, the Capped Call Transactions met the conditions for equity classification and were not in the money.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of March 31, 2024 (in thousands):

	Total	Remainder of 2024	2025‑2026	2027‑2028	Thereafter
Operating leases (1)	$154,385	$32,892	$60,279	$36,591	$24,623
Purchase commitments (2)	643,505	180,782	433,298	29,425	—
Convertible note principal and interest (3)	2,325,232	20,000	1,285,232	1,020,000	—
Total	$3,123,122	$233,674	$1,778,809	$1,086,016	$24,623
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2024, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $14.5 million and $13.9 million of secured letters of credit outstanding as of March 31, 2024 and December 31, 2023, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our condensed consolidated balance sheets.

Table of Contents	Unity Software Inc.
8. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$16,806	$18,849
Research and development	87,738	76,483
Sales and marketing	63,971	35,517
General and administrative	97,362	32,179
Total stock-based compensation expense	$265,877	$163,028
Included in the above expenses for the three months ended March 31, 2024, is $93 million of incremental stock-based compensation expense from modifications, primarily within general and administrative. These amounts predominately relate to the modification of awards held by the founders of ironSource Ltd. that departed in the first quarter of 2024.
Stock Options
A summary of our stock option activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2023	31,541,466	$19.35	4.79
Granted	86,854	$26.89
Exercised	(1,960,774)	$6.25
Forfeited, cancelled, or expired	(175,140)	$82.32
Balance as of March 31, 2024	29,492,406	$19.86	3.77
The calculated grant-date fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected dividend yield	—	—
Risk-free interest rate	4.1%	4.2%
Expected volatility	66.4%	54.7%
Expected term (in years)	6.25	6.25
Fair value of underlying common stock	$26.89	$29.33

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our restricted stock unit ("RSU"), including price-vested unit ("PVU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	37,332,551	$38.31
Granted	1,570,357	$30.14
Vested	(3,017,254)	$45.83
Forfeited	(3,409,225)	$42.68
Unvested as of March 31, 2024	32,476,429	$36.76
Price-Vested Units
In October 2022, we granted to certain of our executive officers a total of 989,880 PVUs, which are RSUs for which vesting is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to seven years. The fair value of each PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the three months ended March 31, 2024, the service period condition and stock price hurdle were not met.
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan ("ESPP") was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Three Months Ended March 31,
	2024	2023
Expected dividend yield	—	—
Risk-free interest rate	5.3%	5.2%
Expected volatility	56.0%	94.5%
Expected term (in years)	0.50	0.50
Grant-date fair value per share	$9.11	$12.44
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Shares issued under the ESPP	551,146	532,643
Weighted-average price per share issued	$24.92	$25.87
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
Our effective tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses, a tax benefit on foreign losses in connection with employee separation costs, and to a lesser extent tax expense on foreign earnings taxed at different rates. In addition, during the first quarter of 2024, we continued to restructure our tax operations which resulted in a reduction to our U.S. valuation allowance. Our effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance in the U.S. on losses and to a lesser extent, tax expense on foreign earnings taxed at different rates. In addition, the Company undertook certain tax restructuring efforts during the period that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
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
As of March 31, 2024, we had $184.3 million of gross unrecognized tax benefits, of which $29.7 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of March 31, 2024 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of March 31,
	2024	2023
Convertible notes	24,488	26,042
Stock options	29,492	34,461
Unvested RSUs and PVUs	32,476	36,079

Table of Contents	Unity Software Inc.
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
Recent Developments in Our Business
Starting in the fourth quarter of 2023, we began to reset our product and service offerings to focus on our core businesses, which we refer to as our "Strategic Portfolio": the Unity Engine, Cloud, and Monetization, while narrowing our investments in new businesses to those most attractive, mainly industries beyond gaming. We also exited businesses where we do not believe that we can provide unique value to customers or generate a sound return to investors. Specifically, we have limited our Professional Services business to a few selected strategic engagements, we will shift our multiplayer business to orchestration and managed solutions, and we will stop the independent development of professional artistry tools, which we will instead integrate into the Unity Editor and AI tools. In the first quarter of 2024, we recognized approximately $34 million of revenue associated with these non-strategic portfolios and we expect that these amounts will decline throughout the remainder of 2024.
In the first quarter of 2024, we substantially completed reductions to our workforce and our office footprint. This resulted in approximately $193 million in employee separation costs, primarily related to the acceleration and modifications of equity awards, and $19 million of non-employee charges associated with these reductions.
In the second quarter of 2024, we announced the hiring of our permanent Chief Executive Officer and President, Matthew Bromberg. Our ability to successfully transition the Chief Executive Officer role and to retain Mr. Bromberg and other senior executives could impact our operations and our business.

Table of Contents	Unity Software Inc.
Our ability to execute on these plans or execute them in a timely manner is critical to our success, and their timing and full impact on our future results of operations, cash flows, or financial condition are uncertain.
For additional details, refer to the section titled "Risk Factors."
Key Metrics
As further discussed in Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, we monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. We have revised and restated these metrics to include inputs from our Strategic Portfolio only.
Customers Contributing More Than $100,000 of Revenue
We had 1,243 and 1,214 customers contributing more than $100,000 of revenue in the trailing 12 months as of March 31, 2024 and 2023, respectively. The year over year increase was largely a result of our core subscriptions growth. While these customers represented the substantial majority of revenue for the three months ended March 31, 2024 and 2023, respectively, no one customer accounted for more than 10% of our revenue for either period.
Dollar-Based Net Expansion Rate
Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with our Create and Grow Solutions customers and to increase their use of our platform. We track our performance by measuring our dollar-based net expansion rate, which compares our Create and Grow Solutions revenue, excluding Strategic Partnerships and Supersonic, from the same set of customers across comparable periods, calculated on a trailing 12-month basis.

	As of
	March 31, 2024	March 31, 2023
Dollar-based net expansion rate	101%	102%
Our dollar-based net expansion rate as of March 31, 2024 and 2023, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers and cross-selling our solutions to all of our customers. The decrease in dollar-based net expansion rate, compared to the comparable prior year period, is primarily attributable to Grow Solutions, due to increased competition in the advertising market.

Table of Contents	Unity Software Inc.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year with a slight rebound in the fourth quarter of 2022 due to the ironSource Merger.

Dollar-based Net Expansion Rate Over Time
122%
110%
111%
102%
103%
102%
100%
101%
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024

Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$460,380	$500,361
Cost of revenue	144,387	161,964
Gross profit	315,993	338,397
Operating expenses
Research and development	282,728	280,480
Sales and marketing	230,625	216,127
General and administrative	177,569	96,774
Total operating expenses	690,922	593,381
Loss from operations	(374,929)	(254,984)
Interest expense	(6,035)	(6,129)
Interest income and other income (expense), net	76,643	13,615
Loss before income taxes	(304,321)	(247,498)
Provision for (benefit from) Income taxes	(12,843)	6,205
Net loss	(291,478)	(253,703)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	31	32
Gross profit	69	68
Operating expenses
Research and development	61	56
Sales and marketing	50	43
General and administrative	39	19
Total operating expenses	150	118
Loss from operations	(81)	(51)
Interest expense	(1)	(1)
Interest income and other income (expense), net	16	3
Loss before income taxes	(66)	(49)
Provision for (benefit from) Income taxes	(3)	1
Net loss	(63)%	(50)%
Revenue
Create Solutions
We generate Create Solutions revenue primarily through our suite of Create Solutions subscriptions inclusive of enterprise support, cloud and hosting services, and professional services. Our subscriptions provide customers access to technologies that allow them to edit, run, and iterate interactive, RT3D and 2D experiences that can be created once and deployed to a variety of platforms. Enhanced support services are provided to our enterprise customers and are sold separately from the Create Solutions subscriptions. Cloud and hosting services are provided to our customers to simplify and enhance the way our users access and harness our solutions. Professional services are provided to our customers and include consulting, platform integration, training, and custom application and workflow development.
Grow Solutions
We generate Grow Solutions revenue primarily through our monetization solutions and game publishing services. Our monetization solutions allow publishers, original equipment manufacturers, and mobile carriers to sell available advertising inventory on their mobile applications or hardware devices to advertisers for in-application or on-device placements. Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction and mediation platform. Our game publishing services provide game developers with the infrastructure and expertise to launch their mobile games and manage their growth; this is achieved through marketability testing tools, live games management tools and game design support, and optimizing the implementation of the customer’s commercial model. Through these game publishing services, we generate revenue from in-app advertising in published games and in some cases, in app purchase revenue.

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Create Solutions	$163,670	$187,369
Grow Solutions	296,710	312,992
Total revenue	$460,380	$500,361
Total revenue decreased in the three months ended March 31, 2024, compared to the comparable prior year period, primarily due to a decrease in Create Solutions revenue, driven by the termination of the subscription agreement with Wētā FX Limited, and by a decrease in cloud and hosting services revenue from reduced usage of those offerings, partially offset by increases in core subscription revenue, which excludes Wētā. The decrease in total revenue was further driven by a decrease in Grow Solutions revenue, which was negatively impacted by increased competition.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation) for employees and subcontractors associated with our product support and professional services organizations, hosting expenses, the amortization of intangible assets, and depreciation of related property and equipment.
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including our product mix, the costs associated with third-party hosting services and the extent to which we expand and drive efficiencies in our hosting costs, professional services, and customer support organizations. We expect our gross profit to increase in absolute dollars in the long term but decrease in the short term as a result of the reset of our product portfolio to focus on the Unity Engine and Monetization solutions. We expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.
Cost of revenue for the three months ended March 31, 2024 decreased, compared to the comparable prior year period, primarily due to a decrease of approximately $7 million in amortization expenses related to the Wētā FX Limited contract that was terminated in 2023, and a decrease in our hosting and professional service expenses in connection with our portfolio reset. Personnel costs were comparable period over period inclusive of employee separation costs in the first quarter of 2024.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. In January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements, we incurred incremental employee separation costs of approximately $193 million in the first quarter of 2024, largely driven by the modification of equity awards, including $15 million within cost of revenue, $43 million within research and development expense, $47 million within sales and marketing expense, and $88 million within general and administrative expense. These personnel-related costs were the main driver of the increase in expenses period over period. In addition, we incurred $19 million of non-employee charges associated with this restructuring.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, IT hosting and SaaS expenses, and amortization expenses related to intangible assets. We expect our research and development expenses to increase in absolute dollars in the long term, as we expand our teams to develop new solutions, expand features and functionality with existing solutions, and enter new markets, but decrease in the short term as a result of the reset of our

Table of Contents	Unity Software Inc.
Strategic Portfolio. We expect research and development expenses to fluctuate as a percentage of revenue from period to period.
Research and development expense for the three months ended March 31, 2024 increased, compared to the comparable prior year period, primarily due to personnel costs which were comparable period over period inclusive of employee separation costs in the first quarter of 2024.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs, advertising and marketing programs, including user acquisition costs and digital account-based marketing, user events such as developer-centric conferences and our annual Unite user conferences, and amortization expenses related to intangible assets. We expect that our sales and marketing expense will increase in absolute dollars in the long term, as we hire additional personnel, increase our account-based marketing, direct marketing and community outreach activities, invest in additional tools and technologies, and continue to build brand awareness, but decrease in the short term as a result of the reset of our Strategic Portfolio. We expect sales and marketing expenses to fluctuate as a percentage of revenue from period to period.
Sales and marketing expense for the three months ended March 31, 2024 increased, compared to the comparable prior year period, primarily due to higher personnel-related costs, driven by employee separation costs in the first quarter of 2024.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, IT and administrative employees; allocated overhead, and professional fees for external legal, accounting and other professional services. We expect that our general and administrative expenses will increase in absolute dollars in the long term, as we scale to support the growth of our business but decrease in the short term as a result of the reset of our Strategic Portfolio. We expect general and administrative expenses to fluctuate as a percentage of revenue from period to period.
General and administrative expense for the three months ended March 31, 2024 increased, compared to the comparable prior year period, primarily due to higher personnel-related costs, driven by employee separation costs in the first quarter of 2024.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three months ended March 31, 2024 decreased, compared to the comparable prior year period, due to a reduction in the amortization of debt issuance costs, driven by the repurchase of the 2026 notes.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, consists primarily of gains on the repurchase of convertible debt, interest income earned on our cash, cash equivalents, and short-term investments, foreign currency gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Interest income and other income (expense), net, for the three months ended March 31, 2024 increased, compared to the comparable prior year period, primarily due to a gain on the repurchase of convertible debt of $61.4 million in the first quarter of 2024.
Provision for (benefit from) Income taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business. We have a valuation allowance against certain of our deferred tax assets, including net operating loss ("NOL") carryforwards and tax credits related primarily to research

Table of Contents	Unity Software Inc.
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
Provision for (benefit from) income taxes for the three months ended March 31, 2024 increased, compared to the comparable prior year period, primarily due to a larger tax benefit from our continued restructuring efforts in the first quarter of 2024 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
GAAP gross profit	$315,993	$338,397
Add:
Stock-based compensation expense	15,636	18,849
Amortization of intangible assets expense	26,997	34,265
Depreciation expense	2,744	2,364
Restructuring and reorganization costs	15,213	119
Adjusted gross profit	$376,583	$393,994
GAAP gross margin	69%	68%
Adjusted gross margin	82%	79%
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023
GAAP net loss	$(291,478)	$(253,703)
Stock-based compensation expense	139,888	163,028
Amortization of intangible assets expense	87,957	97,920
Depreciation expense	13,853	11,640
Acquisition-related costs	—	729
Restructuring and reorganization costs	211,746	14,130
Interest expense	6,035	6,129
Interest income and other income (expense), net	(76,643)	(13,615)
Provision for (benefit from) income taxes	(12,843)	6,205
Adjusted EBITDA	$78,515	$32,463
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,373)	$(5,099)
Less:
Purchases of property and equipment	(7,190)	(14,350)
Free cash flow	$(14,563)	$(19,449)

Net cash provided by (used in) investing activities	$(7,190)	$88,111
Net cash provided by (used in) financing activities	$(389,001)	$21,971
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash, and cash equivalents totaling $1.2 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in government money market funds.
Our material cash requirements from known contractual and other obligations consists of our convertible notes, obligations under operating leases for office space, and contractual obligations for hosting services to support our business operations. See Part I, Item I, Note 7 — "Commitments and Contingencies" for additional discussion of our principal contractual commitments.
In connection with the ironSource Merger in November 2022, we issued $1.0 billion in aggregate principal amount of 2.0% convertible senior notes due 2027, the proceeds of which were used to fund repurchases under our share repurchase program. We previously issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 in November 2021, of which $480 million in aggregate principal was repurchased in March 2024 for $415 million (together with the 2027 Notes, the "Notes"). See Part I, Item I, Note 6, "Borrowings" for additional discussion of the Notes.
In July 2022, our board of directors approved our share repurchase program, which authorized the repurchase of up to $2.5 billion of shares of our common stock in open market transactions through November 2024 (the "Share Repurchase Program"). As of March 31, 2024, $750 million remains available for future share repurchases under this program.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $3.4 billion as of March 31, 2024. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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

Table of Contents	Unity Software Inc.
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
Our changes in cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,373)	$(5,099)
Net cash provided by (used in) investing activities	(7,190)	88,111
Net cash provided by (used in) financing activities	(389,001)	21,971
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(6,202)	3,151
Net change in cash, cash equivalents, and restricted cash	$(409,766)	$108,134
Cash Used in Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was primarily due to an increase in working capital. Our cash flows fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments. Historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities consisted primarily of purchases of property and equipment.
Cash Used in Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities consisted of repayments of convertible notes, offset by the proceeds from the issuance of common stock under our employee equity plans.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

Table of Contents	Unity Software Inc.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
Item 4. Controls and Procedures
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
(a) Evaluation of Disclosure Controls and Procedures
Based on management's evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control Over Financial Reporting
Based on management's evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). On May 25, 2023, all defendants moved to dismiss the amended complaint. The plaintiffs filed an opposition to the motions to dismiss on July 26, 2023. The Company filed a response to the plaintiffs' opposition on September 1, 2023. On March 15, 2024, the court granted the Company's motion to dismiss the complaint, and on April 12, 2024, the plaintiffs' filed a second amended complaint. The operative complaint names as defendants Unity, its former Chief Executive Officer, Chief Financial Officer, and General Manager of Operate Solutions, as well as Unity shareholders, Sequoia Capital, Silver Lake Group, and David Helgason. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company's product platform and the likely impact of those issues on the Company's fiscal 2022 guidance. The plaintiffs seek to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between May 11, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Company intends to continue to vigorously defend the case.
On November 22, 2022, a derivative suit, captioned Movva v. Unity Software, Inc., et al., Case 5:22-cv-07416 (N.D. Cal.) (the "Movva Suit"), was filed by a purported stockholder against eleven of the Company's current and former officers and directors. The complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act, borrows the allegations of the Securities Class Action, and recasts them as derivative claims. On December 16, 2022, a related derivative suit, captioned Duong vs. Unity Software Inc., et al., Case 5:22-c-08926 (N.D. Cal.), was filed by a purported stockholder against the same defendants as in the Movva Suit (the "Duong Suit," and together with the Movva Suit, the "Federal Derivative Actions"). The two Federal Derivative Actions were consolidated after the parties jointly moved to do so. The Federal Derivative Actions have been stayed pending the outcome of the motions to dismiss in the Securities Class Action. On May 8, 2023, a stockholder derivative suit, captioned Wen v. Botha, et al., Case No. 2023-0499 (the “Wen Suit”), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company's current and former officers and directors, and asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On December 15, 2023, a stockholder derivative suit, captioned Flesner v. Riccitiello, et al., Case No. 2023-1240 (the "Flesner Suit" and together with the Wen Suit, the "Delaware Derivative Actions"), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company's current and former officers and directors, and asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets, as well as insider trading claims against the individual defendants. The two Delaware Derivative Actions were consolidated after the parties jointly moved to do so. As with the Federal Derivative Actions, the Delaware Derivative Actions borrow the allegations of the Securities Class Action, and recast them as derivative claims. The Delaware Derivative Actions have been stayed pending the outcome of the motions to dismiss in the Securities Class Action.
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
We have reset our portfolio to focus on the Unity Engine, Cloud and Monetization solutions as well as AI, exiting other businesses and right-sizing our investments. These efforts may not be effective or sufficient to offset our expenses, and may themselves have adverse impacts, such as loss of continuity or accumulated knowledge, inefficiency during transitional periods, distraction, and potential challenges operating our business with fewer resources. For example, in the first quarter of 2024 we reduced our employee workforce by approximately 25%, and certain members of our management team, including the ironSource founders, departed from their operational roles. The departure of these employees may create a loss of accumulated knowledge, inefficiency, and other challenges to operating our business. If we fail to efficiently execute on these plans to restructure, or if the benefits from these efforts are not achieved on the timeline we expect, we may fail to achieve or maintain profitability.
We have a limited history operating our business at its current scale, and as a result, our past results may not be indicative of future operating performance.
We have a limited history operating our business at its current scale and scope. You should not rely on our past results of operations as indicators of future performance. Overall growth of our revenue is difficult to predict and depends in part on our ability to execute on our integration of ironSource, our

Table of Contents	Unity Software Inc.
portfolio reset, and other growth strategies. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets. These risks and uncertainties include challenges in accurate financial planning as a result of limited historical data relevant to the current scale and scope of our business and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.
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
It is also important for us to cross-sell more Create Solutions to our Grow Solutions customers, as well as Grow Solutions to our Create Solutions customers. While we believe there are significant cross-

Table of Contents	Unity Software Inc.
selling opportunities between our Create and Grow Solutions, and that our Create and Grow Solutions work together synergistically, our efforts to cross-sell may not be successful.
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

Table of Contents	Unity Software Inc.
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
In particular, operating system platform providers or application stores such as Apple or Google have in the past and may in the future change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers offer solutions or collect, use, and share data from end-user devices. Restrictions on our ability to collect and use data as desired could negatively impact our Create Solutions and Grow Solutions as well as our resource planning and feature development planning for our software. For example, Google is continuing to develop their implementation of Android Privacy Sandbox, a set of technologies that will, when their use is mandated, alter the manner in which advertising is performed on Android devices, and which may impact our business. The long-term impact of these and other future privacy, platform, and regulatory changes could increase application store fees to our customers, or have other impacts which could harm our business.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Because many of the operations of Grow Solutions are conducted in Israel, many of our employees, including certain management members, are located in Israel. Political unrest, militarization, or continued war in Israel or the surrounding region has not materially impacted our operations as a whole, but has impacted our employee productivity in Israel, and may further adversely affect our business. Following attacks in Israel by Hamas, a U.S. designated terrorist organization, Israel formally declared war. In addition, there have also been rocket attacks by Hezbollah, also a U.S. designated terrorist organization, in the north of the country. Several hundred thousand Israeli military reservists were drafted into immediate military service. While most reservists were released from active service, if a substantial number of our employees, key members of our management team, or employees of our service providers in Israel are conscripted into military service on a prolonged basis, our operations and result of operations, particularly of our Grow Solutions, may be harmed.
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
The intensity and duration of Israel’s current war against Hamas and the hostilities on the northern border are difficult to predict, as are its impacts on Israel's economy in general and on our business and operations that are conducted in Israel.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Our success and future growth depend upon the continued services of our management team and other key employees. Changes in our management team could disrupt our business. For example, in the second quarter of 2024 we appointed Matthew Bromberg as our President and Chief Executive Officer and to our board of directors, effective May 15, 2024. Mr. Bromberg is replacing James Whitehurst, who served as Interim Chief Executive Officer from October 2023. Mr. Whitehurst will remain employed by us and as a member of our board of directors. Any inability to successfully transition the Chief Executive Officer role or retain Mr. Bromberg or other senior executives could disrupt our operations and harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. The loss of one or more members of our senior management or key employees could harm our business, and we may not be able to find adequate replacements.
In addition, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and despite recently reevaluating our headcount needs, slowing down our hiring efforts, and reducing our headcount, we expect to have significant future hiring needs.

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

Table of Contents	Unity Software Inc.
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
As of December 31, 2023, we had net operating loss carryforwards for U.S. federal, state, and foreign purposes of $642 million, $398 million, and $936 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2025. A lack of future taxable income would adversely affect our ability to utilize a portion of these NOLs before they expire. Under the current law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize all of the NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Table of Contents	Unity Software Inc.
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
In November 2022, we issued $1.0 billion in aggregate principal amount of 2.0% convertible senior notes due 2027 (the "2027 Notes"), and in November 2021 we issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes," together with the 2027 Notes, the "Notes"). In March 2024, we repurchased approximately $480 million aggregate principal amount of our 2026 Notes in privately negotiated transactions with holders of the 2026 Notes and as of March 31, 2024, we had approximately $1.2 billion aggregate principal amounts of 2026 Notes outstanding. We are subject to a variety of risks related to the Notes, such as:
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
•we may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness; and
•the conditional conversion feature of the 2026 Notes, if triggered, and the conversion feature of the 2027 Notes may adversely affect our liquidity if we are required to settle a portion or all of our conversion obligation through the payment of cash.
The capped call transactions may affect the value of the 2026 Notes and our common stock.
In addition, in connection with the issuance of the 2026 Notes, we entered into capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers of the 2026 Notes or affiliates thereof and other financial institutions (the "option counterparties"). The Capped Call Transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the Capped Call Transactions, the counterparties or their respective affiliates likely entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2026 Notes, including with certain investors in the 2026 Notes. The counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes (and are likely to do so on each exercise date of the Capped Call Transactions or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption or conversion of the 2026 Notes). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the 2026 Notes or the shares of our common stock. Any of these activities could adversely affect the value of the 2026 Notes and our common stock.
The conditional conversion feature of the 2026 Notes, if triggered, and the conversion feature of the 2027 Notes may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled under the indenture governing the 2026 Notes to convert their 2026 Notes at any time during specified periods at their option. Holders of the 2027 Notes are entitled under the indenture governing the 2027 Notes to convert their 2027 Notes at any time prior to maturity. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of March 31, 2024, the 2026 Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under

Table of Contents	Unity Software Inc.
applicable accounting rules to classify or reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Our share repurchase program, while intended to help offset dilution, may not achieve such goal and the amount of such repurchases may be impacted by new legislation.
The proceeds from the issuance and sale of the 2027 Notes (the "PIPE") have been and are expected to be continued to be used to partially fund the repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase program, with the objective to offset potential dilution to our stockholders, including dilution as a result of the issuance of the ironSource Merger consideration. However, we are not obligated to repurchase any shares of our common stock and there is no assurance that we will do so on the timeline intended. As of March 31, 2024, $750 million remains available for future share repurchases under this program.
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
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Table of Contents
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) for the three months ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Tomer Bar-Zeev (1)	Director	Adopted	February 29, 2024	December 21, 2024	1,450,000
Michelle Lee (2)	Director	Adopted	March 13, 2024	September 18, 2024	3,200
Robynne Sisco (2)	Director	Adopted	March 5, 2024	June 5, 2025	14,700
(1)    Mr. Bar-Zeev's plan provides for the potential sale of shares of our common stock held in account. The plan expires on the date shown above, or upon the earlier completion of all authorized transactions under the plan.
(2)    Each of Ms. Lee's and Ms. Sisco's plans provides for the potential sale of our common stock currently held in account and future vesting events. The plans expire on the respective dates shown above, or upon the earlier completion of all authorized transactions under the plans.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 13, 2022, by and among Unity, Merger Sub and ironSource.	8-K	001-39497	2.1	July 15, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39497	3.2	September 8, 2023

10.1*	Separation Agreement, dated January 9 2024 by and between Unity Software Inc. and Tomer Bar-Zeev

10.2*	Separation Agreement, dated February 14, 2024, by and between Unity Technologies SF. and Clive Downie

10.3*	Executive Severance Plan

10.4*	Confirmatory Offer Letter dated January 12, 2024, by and between Unity Technologies SF. and Felix The

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

UNITY SOFTWARE INC.

Date: May 9, 2024	By:	/s/ Mark Barrysmith
Mark Barrysmith
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Signatory)