Form 10-Q
period 2024-06-30
Unity Software Inc.
filed 2024-08-08
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, there were 396,857,800 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended June 30, 2024

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
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed. For example, in the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, which will become effective for users of the next major release of the software expected to be available in 2024. We experienced a high volume of negative customer feedback including a boycott and a slowdown of signing new contracts and renewals as a result of these changes which we believe negatively impacted our Grow Solutions revenue in the second half of 2023. We periodically review our pricing structures and business models. Decisions to change how we price our products or services have in the past and may in the future be viewed unfavorably and harm our business.
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
•The loss of one or more members of our senior management or key employees could harm our business, and we may not be able to find adequate replacements. For example, we've recently experienced significant management turnover. Our ability to successfully manage executive transitions and to retain senior executives could impact our operations and our business.
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,267,957	$1,590,325
Accounts receivable, net	573,220	611,723
Prepaid expenses and other	142,889	122,843
Total current assets	1,984,066	2,324,891
Property and equipment, net	112,080	140,887
Goodwill	3,166,304	3,166,304
Intangible assets, net	1,230,716	1,406,745
Other assets	190,568	204,614
Total assets	$6,683,734	$7,243,441
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,693	$14,517
Accrued expenses and other	264,469	307,704
Publisher payables	388,253	385,113
Deferred revenue	176,127	186,769
Total current liabilities	841,542	894,103
Convertible notes	2,237,245	2,711,750
Long-term deferred revenue	10,173	6,015
Other long-term liabilities	178,198	217,195
Total liabilities	3,267,158	3,829,063
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	226,056	225,797
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 395,444 and 384,872	2	2
Additional paid-in capital	6,682,060	6,259,479
Accumulated other comprehensive loss	(8,898)	(5,009)
Accumulated deficit	(3,488,478)	(3,071,830)
Total Unity Software Inc. stockholders' equity	3,184,686	3,182,642
Noncontrolling interest	5,834	5,939
Total stockholders' equity	3,190,520	3,188,581
Total liabilities and stockholders' equity	$6,683,734	$7,243,441
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$449,259	$533,478	$909,639	$1,033,839
Cost of revenue	108,875	158,827	253,262	320,791
Gross profit	340,384	374,651	656,377	713,048
Operating expenses
Research and development	208,935	267,955	491,663	548,435
Sales and marketing	169,854	209,131	400,479	425,258
General and administrative	91,015	89,017	268,584	185,791
Total operating expenses	469,804	566,103	1,160,726	1,159,484
Loss from operations	(129,420)	(191,452)	(504,349)	(446,436)
Interest expense	(5,829)	(6,142)	(11,864)	(12,271)
Interest income and other income (expense), net	10,457	9,061	87,100	22,676
Loss before income taxes	(124,792)	(188,533)	(429,113)	(436,031)
Provision for (benefit from) Income taxes	946	4,791	(11,897)	10,996
Net loss	(125,738)	(193,324)	(417,216)	(447,027)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(164)	(1,164)	(568)	(1,836)
Net loss attributable to Unity Software Inc.	$(125,574)	$(192,160)	$(416,648)	$(445,191)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.32)	$(0.51)	$(1.07)	$(1.18)
Weighted-average shares used in computation of basic and diluted net loss per share	392,537	380,355	389,844	378,145
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(125,738)	$(193,324)	$(417,216)	$(447,027)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	(1,393)	(12,155)	(4,854)	(8,998)
Change in unrealized gains (losses) on derivative instruments	—	616	—	289
Other comprehensive loss	(1,393)	(11,539)	(4,854)	(8,709)
Comprehensive loss	(127,131)	(204,863)	(422,070)	(455,736)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(164)	(1,164)	(568)	(1,836)
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	(255)	(2,506)	(965)	(1,857)
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(419)	(3,670)	(1,533)	(3,693)
Comprehensive loss attributable to Unity Software Inc.	$(126,712)	$(201,193)	$(420,537)	$(452,043)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at March 31, 2024	390,396,930	$2	$6,554,787	$(7,760)	$(3,362,904)	$3,184,125	$5,863	$3,189,988
Issuance of common stock from employee equity plans	1,904,693	—	11,305	—	—	11,305	—	11,305
Issuance of common stock for settlement of RSUs	3,142,675	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	117,678	—	—	117,678	—	117,678
Net loss	—	—	—	—	(125,574)	(125,574)	(11)	(125,585)
Adjustments to redeemable noncontrolling interest	—	—	(1,710)	—	—	(1,710)	—	(1,710)
Other comprehensive loss	—	—	—	(1,138)	—	(1,138)	(18)	(1,156)
Balance at June 30, 2024	395,444,298	$2	$6,682,060	$(8,898)	$(3,488,478)	$3,184,686	$5,834	$3,190,520

	Three Months Ended June 30, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at March 31, 2023	378,373,685	$2	$5,962,358	$490	$(2,502,850)	$3,460,000	$6,296	$3,466,296
Issuance of common stock from employee equity plans	2,094,090	—	19,973	—	—	19,973	—	19,973
Issuance of common stock for settlement of RSUs	2,822,852	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	161,098	—	—	161,098	—	161,098
Net loss	—	—	—	—	(192,160)	(192,160)	(79)	(192,239)
Adjustments to redeemable noncontrolling interest	—	—	6,202	—	—	6,202	—	6,202
Other comprehensive loss	—	—	—	(9,033)	—	(9,033)	(171)	(9,204)
Balance at June 30, 2023	383,290,627	$2	$6,149,631	$(8,543)	$(2,695,010)	$3,446,080	$6,046	$3,452,126
.
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2023	384,871,561	$2	$6,259,479	$(5,009)	$(3,071,830)	$3,182,642	$5,939	$3,188,581
Issuance of common stock from employee equity plans	4,416,613	—	37,302	—	—	37,302	—	37,302
Issuance of common stock for settlement of RSUs	6,156,124	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	386,966	—	—	386,966	—	386,966
Net loss	—	—	—	—	(416,648)	(416,648)	(39)	(416,687)
Adjustments to redeemable noncontrolling interest	—	—	(1,687)	—	—	(1,687)	—	(1,687)
Other comprehensive loss	—	—	—	(3,889)	—	(3,889)	(66)	(3,955)
Balance at June 30, 2024	395,444,298	$2	$6,682,060	$(8,898)	$(3,488,478)	$3,184,686	$5,834	$3,190,520

	Six Months Ended June 30, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2022	374,243,196	$2	$5,779,776	$(1,691)	$(2,249,819)	$3,528,268	$6,298	$3,534,566
Issuance of common stock from employee equity plans	3,569,851	—	41,944	—	—	41,944	—	41,944
Issuance of common stock for settlement of RSUs	5,477,580	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	327,543	—	—	327,543	—	327,543
Net loss	—	—	—	—	(445,191)	(445,191)	(125)	(445,316)
Adjustments to redeemable noncontrolling interest	—	—	368	—	—	368	—	368
Other comprehensive loss	—	—	—	(6,852)	—	(6,852)	(127)	(6,979)
Balance at June 30, 2023	383,290,627	$2	$6,149,631	$(8,543)	$(2,695,010)	$3,446,080	$6,046	$3,452,126
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(417,216)	$(447,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203,219	220,639
Stock-based compensation expense	381,276	320,562
Gain on repayment of convertible note	(61,371)	—
Impairment of property and equipment	21,918	—
Other	15,383	1,521
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	38,066	1,633
Prepaid expenses and other	(19,815)	22,849
Other assets	(2,386)	24,311
Accounts payable	(460)	(3,069)
Accrued expenses and other	(40,301)	(33,727)
Publisher payables	3,140	328
Other long-term liabilities	(34,636)	(37,802)
Deferred revenue	(5,814)	(27,674)
Net cash provided by operating activities	81,003	42,544
Investing activities
Purchases of short-term investments	—	(212)
Proceeds from principal repayments and maturities of short-term investments	—	102,673
Purchases of non-marketable investments	—	(500)
Purchases of intangible assets	(360)	—
Purchases of property and equipment	(15,956)	(28,468)
Net cash provided by (used in) investing activities	(16,316)	73,493
Financing activities
Repayments of convertible note	(414,999)	—
Proceeds from issuance of common stock from employee equity plans	37,302	41,944
Net cash provided by (used in) financing activities	(377,697)	41,944
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(9,460)	(8,785)
Increase (decrease) in cash, cash equivalents, and restricted cash	(322,470)	149,196
Cash, cash equivalents, and restricted cash, beginning of period	1,604,267	1,505,688
Cash, cash equivalents, and restricted cash, end of period	$1,281,797	$1,654,884

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$10,389
Cash paid for income taxes, net of refunds	$16,307	$5,746
Cash paid for operating leases	$26,658	$20,206
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$13,859	$37,293
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
Employee Separation and Restructuring Costs
In January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements, we incurred incremental employee separation costs of approximately $201 million in the six months ended June 30, 2024, which included $128 million of incremental stock-based compensation. Of the incremental employee separation costs, $15 million are within cost of revenue, $44 million are within research and development, $52 million are within sales and marketing, and $90 million are within general and administrative. Additionally, in November 2023, we committed to a plan to reassess our real estate footprint. We incurred $38 million of restructuring costs, primarily related to office closures in the six months ended June 30, 2024.
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Create Solutions	$150,777	$193,110	$314,447	$380,479
Grow Solutions	298,482	340,368	595,192	653,360
Total revenue	$449,259	$533,478	$909,639	$1,033,839

Table of Contents	Unity Software Inc.
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$130,843	$141,905	$269,962	$274,899
Greater China (1)	62,063	69,750	121,753	129,298
EMEA (2)	164,064	188,219	330,834	374,943
APAC (3)	81,119	119,107	165,155	226,635
Other Americas (4)	11,170	14,497	21,935	28,064
Total revenue	$449,259	$533,478	$909,639	$1,033,839
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the allowance for uncollectible amounts was $19.3 million and $16.9 million, respectively. For the six months ended June 30, 2024 and 2023, the provision for uncollectible amounts was $5.3 million and $7.8 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of June 30, 2024, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.5 million and $5.2 million, respectively. As of December 31, 2023, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.8 million and $4.8 million, respectively. During the three and six months ended June 30, 2024, we recorded amortization costs of $2.3 million and $4.7 million in sales and marketing expenses, as compared to $2.5 million and $5.0 million during the three and six months ended June 30, 2023, respectively.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $22.3 million and $31.3 million as of June 30, 2024 and December 31, 2023, respectively. Of this total as of June 30, 2024, $8.3 million was included in Other Long-Term Assets on our consolidated balance sheets.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the six months ended June 30, 2024 that was included in the deferred revenue balances at January 1, 2024 was $124.7 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of June 30, 2024, were $352 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $203 million or 58% of this revenue during the next 12 months.

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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2024	December 31, 2023
	Fair Value (1)
Cash	$978,584	$834,877
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$13,840	$13,942
Money market funds	93,976	502,754
Time deposits	195,397	252,694
Total restricted cash and cash equivalents	$303,213	$769,390
Total cash, cash equivalents, and restricted cash	$1,281,797	$1,604,267
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of June 30, 2024 and December 31, 2023, such equity investments totaled $33.6 million. No adjustments to the carrying value of these equity investments were recorded for the three and six months ended June 30, 2024 and 2023.
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

Table of Contents	Unity Software Inc.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$224,736	$225,376	$225,797	$219,563
Net loss attributable to redeemable noncontrolling interests	(153)	(1,086)	(529)	(1,712)
Accretion for redeemable noncontrolling interests	2,867	3,676	5,942	6,374
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	(1,394)	(12,217)	(5,154)	(8,476)
Balance at end of period	$226,056	$215,749	$226,056	$215,749
5. Leases
We have operating leases for offices, which have remaining lease terms of up to nine years.
Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$10,579	$10,375	$20,832	$19,768
Variable lease expense	1,497	1,164	3,218	2,442
Sublease income	(552)	(440)	(796)	(824)
Total lease expense	$11,524	$11,099	$23,254	$21,386
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	June 30, 2024	December 31, 2023
Operating lease assets	Other assets	$90,444	$113,256

Current operating lease liabilities	Accrued expenses and other	$36,065	$39,132
Long-term operating lease liabilities	Other long-term liabilities	90,885	111,669
Total operating lease liabilities		$126,950	$150,801
As of June 30, 2024 and December 31, 2023, our operating leases had a weighted-average remaining lease term of 4.7 and 5.1 years, respectively, and a weighted-average discount rate of 5.3% and 5.2%, respectively.
In November 2023, we committed to a plan to reassess our real estate footprint, focusing on optimizing efficiency and reducing costs. In connection with this plan, during the three and six months ended June 30, 2024, we recorded $8.6 million and $12.2 million of impairment charges on operating lease assets, respectively.
As of June 30, 2024, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$143,358
Less: imputed interest	16,408
Present value of lease liabilities	$126,950

Table of Contents	Unity Software Inc.
As of June 30, 2024, we had entered into a lease that has not yet commenced with future minimum lease payments of $5.0 million which are not yet reflected on our consolidated balance sheet. This operating lease will commence in 2024 with a lease term of 3 years.
6. Borrowings
Convertible Notes
As of June 30, 2024, we had $2.2 billion of unsecured convertible notes outstanding including $1.0 billion issued in November 2022 (the "2027 Notes") and $1.2 billion issued in November 2021 (the "2026 Notes"). The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of
	Conversion Rate per $1,000 Principal	Conversion Price	Maturities	Stated Interest Rates	June 30, 2024	December 31, 2023
Convertible notes:
Principal – 2026 Notes	3.2392	$308.72	2026	0.0%	$1,245,232	$1,725,000
Principal – 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Unamortized debt issuance costs, net					(7,987)	(13,250)
Net carrying amount					$2,237,245	$2,711,750
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $5.8 million and $11.9 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the estimated fair value of the 2027 Notes were approximately $1.0 billion and $1.3 billion, respectively, and the estimated fair value of the 2026 Notes were approximately $1.1 billion and $1.4 billion, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2026 Notes was based on quoted prices as of that date.
The 2026 Notes are convertible at the option of the holder if a conversion condition of the 2026 Notes is triggered. During the three and six months ended June 30, 2024, none of the conversion conditions of the 2026 Notes were triggered and the 2026 Notes were not convertible as of June 30, 2024. The holders of the 2027 Notes may elect to convert the notes prior to maturity. Any such conversion may be satisfied at our election with either cash, shares of our common stock, or a combination of cash and shares of our common stock. The conversion rates for the Notes is subject to customary adjustments for certain events as described in the indentures governing the Notes.
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
As of June 30, 2024, no holders of the 2027 and 2026 Notes have exercised the conversion rights, and the if-converted value of the 2027 and 2026 Notes did not exceed the principal amount.
Convertible Note Repurchase
During the first quarter of 2024, the Company repurchased in privately negotiated transactions and extinguished a portion of the 2026 Notes, with a total principal balance of $480 million. The aggregate

Table of Contents	Unity Software Inc.
repurchase price for these notes was $415 million, resulting in pre-tax gains of $61.4 million, net of the write-off of unamortized issuance costs. The gain was included in Interest income and other income (expense), net, in the condensed consolidated statement of operations.
Capped Call Transactions
To reduce the potential dilutive effect of the 2026 Notes, in connection with their pricing, we entered into the Capped Call Transactions at a net cost of $48.1 million, with call options totaling approximately 5.6 million of our common shares, and with expiration dates ranging from September 18, 2026 to November 12, 2026. The strike price is $308.72, and the cap price is initially $343.02 per share, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding and are considered separately exercisable from the 2026 Notes. As of June 30, 2024, the Capped Call Transactions met the conditions for equity classification and were not in the money.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of June 30, 2024 (in thousands):

	Total	Remainder of 2024	2025‑2026	2027‑2028	Thereafter
Operating leases (1)	$148,332	$21,494	$65,856	$40,223	$20,759
Purchase commitments (2)	611,190	148,449	433,317	29,424	—
Convertible note principal and interest (3)	2,315,232	10,000	1,285,232	1,020,000	—
Total	$3,074,754	$179,943	$1,784,405	$1,089,647	$20,759
(1)    Operating leases consist of obligations for real estate, including leases that are not yet commenced.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2024, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.

Table of Contents	Unity Software Inc.
Letters of Credit
We had $13.8 million and $13.9 million of secured letters of credit outstanding as of June 30, 2024 and December 31, 2023, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our condensed consolidated balance sheets.
8. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$7,911	$19,801	$24,717	$38,650
Research and development	56,908	71,058	144,646	147,541
Sales and marketing	22,282	34,680	86,253	70,197
General and administrative	28,298	31,999	125,660	64,178
Total stock-based compensation expense	$115,399	$157,538	$381,276	$320,566
Included in the above expenses for the three and six months ended June 30, 2024, is $3 million and $97 million, respectively, of incremental stock-based compensation expense from modifications, primarily within general and administrative. These amounts predominately relate to the modification of awards held by the founders of ironSource Ltd. that departed in the first quarter of 2024.
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2023	31,541,466	$19.35	4.79
Granted	2,119,253	$22.50
Exercised	(3,865,467)	$6.04
Forfeited, cancelled, or expired	(1,345,771)	$52.00
Balance as of June 30, 2024	28,449,481	$19.85	4.31
The calculated grant-date fair value of stock options and PVOs granted, were estimated using the Black-Scholes option-pricing model and a Monte Carlo stimulation, respectively, with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.3% - 4.7%	3.8%	4.1% - 4.7%	3.8% - 4.2%
Expected volatility	60.0% - 66.5%	56.3%	60.0% - 66.5%	54.7% - 56.3%
Expected term (in years)	6.25 - 10.00	6.25	6.25 - 10.00	6.25
Fair value of underlying common stock	$17.95 - $24.27	$35.84	$17.95 - $26.89	$29.33 - $35.84

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our restricted stock unit ("RSU"), including price-vested unit ("PVU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	37,332,551	$38.31
Granted	3,996,991	$25.55
Vested	(6,161,752)	$43.62
Forfeited	(6,924,178)	$41.80
Unvested as of June 30, 2024	28,243,612	$34.49
Price-Vested Units and Price-Vested Options
The vesting for each of the PVOs and PVUs is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to six and seven years, respectively. The fair value of each PVO and PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the three and six months ended June 30, 2024, the stock price hurdles were not met.
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
Our effective tax rate for the three and six months ended June 30, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses and to a lesser extent tax expense on foreign earnings taxed at different rates. In addition, during the first quarter of 2024, we recorded a tax benefit on foreign losses in connection with employee separation costs and we continued to restructure our tax operations which resulted in a reduction to our U.S. valuation allowance. Our effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance in the U.S. on losses and to a lesser extent, tax expense on foreign earnings taxed at different rates. In addition, the Company undertook certain tax restructuring efforts that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
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
As of June 30, 2024, we had $185.9 million of gross unrecognized tax benefits, of which $30.7 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of June 30, 2024 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of June 30,
	2024	2023
Convertible notes	24,488	26,042
Stock options and PVOs	28,449	32,342
Unvested RSUs and PVUs	28,244	32,165

Table of Contents	Unity Software Inc.
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
Recent Developments in Our Business
Starting in the fourth quarter of 2023, we began to reset our product and service offerings to focus on our core businesses, which we refer to as our "Strategic Portfolio": the Unity Engine, Cloud, and Monetization, while narrowing our investments in new businesses to those most attractive, mainly industries beyond gaming. We also exited businesses where we do not believe that we can provide unique value to customers or generate a sound return to investors. Specifically, we have limited our Professional Services business to a few selected strategic engagements, we will shift our multiplayer business to orchestration and managed solutions, and we will stop the independent development of professional artistry tools, which we will instead integrate into the Unity Editor and AI tools. During the three and six months ended June 30, 2024 we recognized approximately $23 million and $58 million, respectively, of revenue associated with these non-strategic portfolios and we expect that these amounts will decline throughout the remainder of 2024.
In the six months ended June 30, 2024, we substantially completed reductions to our workforce and our office footprint. This resulted in approximately $201 million in employee separation costs, primarily related to the acceleration and modifications of equity awards, and $38 million of non-employee charges associated with these reductions.
In the second quarter of 2024, we announced the hiring of our permanent Chief Executive Officer and President, Matthew Bromberg. Additionally, in August 2024, we announced that Luis Visoso, our

Table of Contents	Unity Software Inc.
Executive Vice President and Chief Financial Officer, would be leaving the Company effective August 9, 2024, and Mark Barrysmith, our Chief Accounting Officer, would assume the role of Interim Chief Financial Officer.
Our ability to execute on these changes, successfully manage executive transitions, and to retain Mr. Bromberg and other senior executives is critical to our success, and their timing and full impact on our future results of operations, cash flows, or financial condition are uncertain.
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
Customers Contributing More Than $100,000 of Revenue
We had 1,254 and 1,227 customers contributing more than $100,000 of revenue in the trailing 12 months as of June 30, 2024 and 2023, respectively. The year over year increase was largely a result of our core subscriptions growth. While these customers represented the substantial majority of revenue for the six months ended June 30, 2024 and 2023, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

	As of
	June 30, 2024	June 30, 2023
Dollar-based net expansion rate	96%	103%
Our dollar-based net expansion rate as of June 30, 2024 and 2023, was driven primarily by the sales of additional subscriptions and services to our existing Create Solutions customers and cross-selling our solutions to all of our customers, offset by decreases in Grow Solutions revenue. The decrease in dollar-based net expansion rate, compared to the comparable prior year period, is primarily attributable to Grow Solutions, due to increased competition in the advertising market.

Table of Contents	Unity Software Inc.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year with a slight rebound in the fourth quarter of 2022 due to the ironSource Merger.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$449,259	$533,478	$909,639	$1,033,839
Cost of revenue	108,875	158,827	253,262	320,791
Gross profit	340,384	374,651	656,377	713,048
Operating expenses
Research and development	208,935	267,955	491,663	548,435
Sales and marketing	169,854	209,131	400,479	425,258
General and administrative	91,015	89,017	268,584	185,791
Total operating expenses	469,804	566,103	1,160,726	1,159,484
Loss from operations	(129,420)	(191,452)	(504,349)	(446,436)
Interest expense	(5,829)	(6,142)	(11,864)	(12,271)
Interest income and other income (expense), net	10,457	9,061	87,100	22,676
Loss before income taxes	(124,792)	(188,533)	(429,113)	(436,031)
Provision for (benefit from) Income taxes	946	4,791	(11,897)	10,996
Net loss	(125,738)	(193,324)	(417,216)	(447,027)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	24	30	28	31
Gross profit	76	70	72	69
Operating expenses
Research and development	47	50	54	53
Sales and marketing	38	39	44	41
General and administrative	20	17	29	18
Total operating expenses	105	106	127	112
Loss from operations	(29)	(36)	(55)	(43)
Interest expense	(1)	(1)	(1)	(1)
Interest income and other income (expense), net	2	2	9	2
Loss before income taxes	(28)	(35)	(47)	(42)
Provision for (benefit from) Income taxes	—	1	(1)	1
Net loss	(28)%	(36)%	(46)%	(43)%
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

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Create Solutions	$150,777	$193,110	$314,447	$380,479
Grow Solutions	298,482	340,368	595,192	653,360
Total revenue	$449,259	$533,478	$909,639	$1,033,839
Total revenue decreased in the three and six months ended June 30, 2024, compared to the comparable prior year periods, primarily due to a decrease in Create Solutions revenue, driven by the termination of the subscription agreement with Wētā FX Limited, a decrease in professional services revenue and cloud and hosting services revenue, both caused by the portfolio reset, partially offset by increases in subscription revenue. The decrease in total revenue was further driven by a decrease in Grow Solutions revenue, which was negatively impacted by increased competition. To be more competitive we are focused on enhancing our machine learning stack and data infrastructure capabilities, which we believe will take some time to manifest in sustainable increased performance.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation) for employees and subcontractors associated with our product support and professional services organizations, the amortization of intangible assets, hosting expenses, and depreciation of related property and equipment.
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including our product mix, the costs associated with third-party hosting services and the extent to which we expand and drive efficiencies in our hosting costs, professional services, and customer support organizations. We expect our gross profit to increase in absolute dollars in the long term but decrease in the short term as we reset our product portfolio to focus on the Unity Engine, Cloud, and Monetization solutions. We expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.
Cost of revenue for the three and six months ended June 30, 2024 decreased, compared to the comparable prior year periods, primarily due to a decrease in personnel costs, driven by reductions in headcount, a decrease in our hosting expenses in connection with our portfolio decisions, and a decrease in amortization expenses related to intangible assets acquired through our business combinations.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. As part of our efforts to restructure and streamline our organizational structure, in January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements and substantially in the first quarter of 2024, we incurred incremental employee separation costs of approximately $201 million in the six months ended June 30, 2024, largely driven by the acceleration and modification of equity awards, including $15 million within cost of revenue, $44 million within research and development expense, $52 million within sales and marketing expense, and $90 million within general and administrative expense. In addition, we incurred $38 million of non-employee charges associated with this restructuring.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, IT hosting and SaaS expenses, and amortization expenses related to intangible assets. We expect our research and development expenses to increase in absolute dollars in

Table of Contents	Unity Software Inc.
the long term, as we expand our teams to develop new solutions, expand features and functionality with existing solutions, and enter new markets, but decrease in the short term as we reset our Strategic Portfolio. We expect research and development expenses to fluctuate as a percentage of revenue from period to period.
Research and development expense for the three and six months ended June 30, 2024 decreased, compared to the comparable prior year periods, primarily due to a decrease in personnel costs driven by our reductions in headcount in the first quarter of 2024.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs, amortization expenses related to intangible assets, and advertising and marketing programs, including user acquisition costs and digital account-based marketing, user events such as developer-centric conferences and our annual Unite user conferences. We expect that our sales and marketing expense will increase in absolute dollars in the long term, as we hire additional personnel, increase our account-based marketing, direct marketing and community outreach activities, invest in additional tools and technologies, and continue to build brand awareness, but decrease in the short term as we reset our Strategic Portfolio. We expect sales and marketing expenses to fluctuate as a percentage of revenue from period to period.
Sales and marketing expense for the three months ended June 30, 2024 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs, driven by our reductions in headcount in the first quarter of 2024, and a decrease in spending on advertising and marketing programs. Sales and marketing expense for the six months ended June 30, 2024 decreased, compared to the comparable prior year period, primarily due to a decrease in spending on advertising and marketing programs, offset by employee separation costs in the first quarter of 2024.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, IT and administrative employees; allocated overhead, and professional fees for external legal, accounting, and other professional services. We expect that our general and administrative expenses will increase in absolute dollars in the long term, as we scale to support the growth of our business but decrease in the short term as we reset our Strategic Portfolio. We expect general and administrative expenses to fluctuate as a percentage of revenue from period to period.
General and administrative expense for the three months ended June 30, 2024 increased, compared to the comparable prior year period, primarily due to impairments of operating lease assets, and an increase in our professional fees, offset by a decrease in personnel-related costs, driven by our reductions in headcount in the first quarter of 2024. General and administrative expense for the six months ended June 30, 2024 increased, compared to the comparable prior year, primarily due to higher personnel-related costs, driven by employee separation costs in the first quarter of 2024, and impairments of operating lease assets.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three and six months ended June 30, 2024 decreased, compared to the comparable prior year periods, in line with our outstanding debt obligations.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, consists primarily of gains on the repurchase of convertible debt, interest income earned on our cash, cash equivalents, and short-term investments, and foreign currency gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.

Table of Contents	Unity Software Inc.
Interest income and other income (expense), net, for the three months ended June 30, 2024 increased, compared to the comparable prior year period, primarily due to gains from foreign exchange. Interest income and other income (expense), net, for the six months ended June 30, 2024 increased, compared to the comparable prior year period, primarily due to gains on the repurchase of convertible debt of $61.4 million in the first quarter of 2024.
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
Provision for (benefit from) income taxes for the three and six months ended June 30, 2024 decreased, compared to the comparable prior year periods, primarily due to a tax benefit from our foreign losses in connection with employee separation costs recorded in the first quarter of 2024 and our continued restructuring efforts in the first quarter of 2024 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
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
Adjusted Gross Profit and Adjusted EBITDA
We define adjusted gross profit as GAAP gross profit excluding expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, and restructurings and reorganizations. We define adjusted gross margin as adjusted gross profit as a percentage of revenue. We define adjusted EBITDA as net income or loss excluding benefits or expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, acquisitions, restructurings and reorganizations, insurance reimbursement for legal settlement, interest, income tax, and other non-operating activities, which primarily consist of foreign exchange rate gains or losses.
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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2024	2023
GAAP gross profit	$340,384	$374,651
Add:
Stock-based compensation expense	7,911	19,801
Amortization of intangible assets expense	26,997	34,480
Depreciation expense	2,232	2,385
Restructuring and reorganization costs	(253)	2,944
Adjusted gross profit	$377,271	$434,261
GAAP gross margin	76%	70%
Adjusted gross margin	84%	81%
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2024	2023
GAAP net loss	$(125,738)	$(193,324)
Stock-based compensation expense	113,766	157,538
Amortization of intangible assets expense	88,432	98,702
Depreciation expense	12,977	12,204
Acquisition-related costs	—	159
Restructuring and reorganization costs	27,714	24,847
Insurance reimbursement for legal settlement	—	(3,250)
Interest expense	5,829	6,142
Interest income and other income (expense), net	(10,457)	(9,061)
Provision for Income taxes	946	4,791
Adjusted EBITDA	$113,469	$98,748
Free Cash Flow
We define free cash flow as net cash provided by operating activities less cash used for purchases of property and equipment. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$81,003	$42,544
Less:
Purchases of property and equipment	(15,956)	(28,468)
Free cash flow	$65,047	$14,076

Net cash provided by (used in) investing activities	$(16,316)	$73,493
Net cash provided by (used in) financing activities	$(377,697)	$41,944
Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were cash, and cash equivalents totaling $1.3 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in time deposits and government money market funds.
Our material cash requirements from known contractual and other obligations consist of our convertible notes, obligations under operating leases for office space, and contractual obligations for hosting services to support our business operations. See Part I, Item I, Note 7 — "Commitments and Contingencies" for additional discussion of our principal contractual commitments.
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
In July 2022, our board of directors approved our share repurchase program, which authorized the repurchase of up to $2.5 billion of shares of our common stock in open market transactions through November 2024 (the "Share Repurchase Program"). As of June 30, 2024, $750 million remains available for future share repurchases under this program.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $3.5 billion as of June 30, 2024. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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
Our changes in cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$81,003	$42,544
Net cash provided by (used in) investing activities	(16,316)	73,493
Net cash provided by (used in) financing activities	(377,697)	41,944
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(9,460)	(8,785)
Net change in cash, cash equivalents, and restricted cash	$(322,470)	$149,196
Cash Provided by Operating Activities
During the six months ended June 30, 2024, net cash provided by operating activities was primarily due to a decrease in our net loss, adjusted for certain non-cash items, which include depreciation and amortization, stock-based compensation, gain on convertible notes, impairments, and other, offset by a decrease in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities consisted primarily of purchases of property and equipment.
Cash Used in Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities consisted of repayments of convertible notes, offset by the proceeds from the issuance of common stock under our employee equity plans.
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
(b) Changes in Internal Control Over Financial Reporting
Based on management's evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). On May 25, 2023, all defendants moved to dismiss the amended complaint. The plaintiffs filed an opposition to the motions to dismiss on July 26, 2023. The Company filed a response to the plaintiffs' opposition on September 1, 2023. On March 15, 2024, the court granted the Company's motion to dismiss the complaint, and on April 12, 2024, the plaintiffs' filed a second amended complaint. The Company has moved to dismiss the amended complaint. The plaintiffs have filed an opposition to the motion to dismiss, and the Company has filed a response to the plaintiff's opposition. A hearing on the motion to dismiss is currently schedule for September 12, 2024. The operative complaint names as defendants Unity, its former Chief Executive Officer, Chief Financial Officer, and General Manager of Operate Solutions, as well as Unity shareholders, Sequoia Capital, Silver Lake Group, and David Helgason. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company's product platform and the likely impact of those issues on the Company's fiscal 2022 guidance. The plaintiffs seek to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between May 11, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Company intends to continue to vigorously defend the case.
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
We have experienced significant net losses on a GAAP basis in each period since inception. In addition, our revenue growth rate has varied and has in certain quarters declined and could vary and decline in the future, particularly in a difficult macroeconomic climate. We are not certain whether we will achieve or maintain profitability in the future. Despite cost cutting efforts, our costs and expenses may increase in the long term on a GAAP basis, which could negatively affect our future results of operations. In addition, we may continue to make investments in such areas as:
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
We derive a significant portion of our revenue from our Grow Solutions, and such revenue is primarily generated under a revenue-share or profit-share model. Under such models, our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our Monetization solutions or if our Grow Solutions are less effective, consumption of these offerings could decline. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with certain of our Grow Solutions (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products. We focused our resources on addressing the data quality and accuracy challenges we observed with certain monetization tools in the first quarter of 2022. Our interventions to address such challenges were effective; however, external factors, including the competitive landscape, negative macroeconomic conditions, longer sales cycles, and reduced advertiser spend prolonged our recovery and negatively impacted the growth of our Grow Solutions. We must continually add new features and functionality to our Grow Solutions to remain competitive and respond to our customers' needs. If we are not successful in retaining and attracting new customers to our Grow Solutions, including those customers from the ironSource merger, our business and results of operations would be adversely affected.
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
Create Solutions customers have no obligation to renew their subscriptions, which are primarily one to three years in length, after they expire, and have no obligation to continue using our Grow Solutions, which are primarily sold under revenue-share or profit-share-based models. In the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, which will become effective for users of the next major release of the software expected to be available in 2024. We experienced a high volume of negative customer feedback including a boycott and a slowdown of signing new contracts and renewals as a result of these changes, which we believe negatively impacted our Grow Solutions revenue in the second half of 2023. We periodically review our pricing structures and business models. Decisions to change how we price our products or services have in the past and may in the future be viewed unfavorably and harm our business.
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
•the introduction of alternative solutions by larger, more experienced companies that offer 2D and 3D design solutions in the industries in which we may expand into; and
•rapid technological change, such as the rise of AI and machine learning, increasing use of data and trained models, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences.
Our competitors may have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater financial and operational resources than we do. We cannot assure you that we will not be forced to engage in price-cutting or revenue limiting initiatives, change payment terms or increase our advertising and other expenses to attract and retain customers in response to competitive pressures. For example, in the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, which will become effective for users of the next major release of the software expected to be available in 2024. We experienced a high volume of negative customer feedback including a boycott and a slowdown of signing new contracts and renewals as a result of these changes. We periodically review our pricing structures and business models. Decisions to change how we price our products or services have in the past and may in the future be viewed unfavorably and harm our business.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Conditions in Israel, including political unrest, militarization and war, have impacted and may further adversely affect our operations.
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
We must continue to improve existing features and add new features and functionality to our platform in order to retain our existing customers and attract new ones. For example, if the technology underlying our high-definition rendering pipeline or our graphics, animation and audio tools become obsolete or do not address the needs of our customers, our business would suffer. In addition, if our investments in fundamental product enhancements do not increase performance in a sustainable manner, or fail to do so on the timelines we expect, then our revenue, particularly from our Grow Solutions, would be harmed.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Our success and future growth depend upon the continued services of our management team and other key employees. Changes in our management team could disrupt our business. For example, we've recently experienced significant management turnover, including our appointment of Matthew Bromberg as our President and Chief Executive Officer and the departure of Luis Visoso, our Executive Vice President and Chief Financial Officer, effective August 9, 2024, and the appointment of Mark Barrysmith as our interim Chief Financial Officer, effective August 9, 2024. Any inability to successfully manage executive transitions or retain Mr. Bromberg or other senior executives could disrupt our operations and harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. The loss of one or more members of our senior management or key employees could harm our business, and we may not be able to find adequate replacements.

Table of Contents	Unity Software Inc.
In addition, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and despite recently reevaluating our headcount needs, slowing down our hiring efforts, and reducing our headcount, we expect to have significant future hiring needs. Competition is intense, particularly in the San Francisco Bay Area, Tel Aviv, and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform solutions, data scientists and machine learning engineers with experience in machine learning and artificial intelligence and experienced sales professionals. As a global workforce, we must align our company values across employees from different cultures and value systems. Failure to successfully create a cohesive company culture could harm our ability to attract and retain talent.
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
Our offerings, and particularly our Grow Solutions, rely on our ability to process sensitive, proprietary, confidential, and regulated information, including personal information, that belongs to us or that we handle on behalf of others such as our customers. These activities are regulated by an increasing number of various federal, state, local, and foreign privacy and data security laws and regulations. These have become increasingly stringent and continue to evolve, requiring significant resources for compliance. Any actual or perceived non-compliance could result in litigation, regulatory proceedings, fines and civil or criminal penalties, obligations to cease offerings or to substantially modify our Grow Solutions in ways that make them less effective in certain jurisdictions, negative publicity, and reduced overall demand for our platform or reduced returns on our Grow Solutions. As we embark on a

Table of Contents	Unity Software Inc.
comprehensive rebuild of our machine learning stack and data infrastructure, we may encounter challenges in complying with data privacy and similar laws aimed at regulating technology.
Most jurisdictions in which we or our customers operate have adopted privacy and data security laws. For example, European privacy and data security laws, including the European Union's General Data Protection Regulation ("EU GDPR"), the European Union's Digital Services Act, the United Kingdom's GDPR ("UK GDPR") and others, impose significant and complex burdens on processing personal information and provide for robust regulatory enforcement and significant penalties for noncompliance. Regulators, courts, and platforms have increasingly interpreted the GDPR and other privacy and data security laws as requiring affirmative opt-in consent to use cookies and similar technologies for personalization, advertising, and analytics. Existing and proposed regulations could also impose onerous obligations related to AI, the use of cookies and other online tracking technologies on which our offerings rely, and online direct marketing. Any of these could increase our exposure to litigation or regulatory enforcement actions, increase our compliance costs, and adversely affect our business.
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

Table of Contents	Unity Software Inc.
We also use AI, including generative AI, and ML technologies in our products and services. The development and use of AI/ML present various privacy and data security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions worldwide, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML. For example, the European Union is deliberating over legislation that would impose obligations on various actors in the AI value chain, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy and data security laws extend rights to consumers and regulate automated decision making in ways that may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to litigation or regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, delete our models, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to delete algorithms and models derived from or trained on allegedly unlawfully collected data, where it has alleged the company has violated privacy or consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, and we may be at a competitive disadvantage.
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
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children's Online Privacy Protection Act ("COPPA"), has increased and may continue under the new generation of privacy and data security laws and regulations, such as the GDPR, CCPA, the UK's Information Commissioner's Office Age-Appropriate Design Code ("Children's Code"), and the California Age-Appropriate Design Code Act ("Design Code"), and similar laws enacted by other U.S. states. European regulators are expected to introduce guidance for age appropriate design across all countries implementing the GDPR as well. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy and data security laws, and we may in the future face claims under COPPA, the GDPR, the Children's Code, the CCPA, the Design Code, or other laws relating to children's privacy and data security.
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

Table of Contents	Unity Software Inc.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including Pillar One and Pillar Two related taxes as proposed by the OECD and which are being implemented by many jurisdictions in which we operate beginning in 2024. At this time, we do not expect Pillar Two legislation to have a material impact to our consolidated financial statement;
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

Table of Contents	Unity Software Inc.
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
In November 2022, we issued $1.0 billion in aggregate principal amount of 2.0% convertible senior notes due 2027 (the "2027 Notes"), and in November 2021 we issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes," together with the 2027 Notes, the "Notes"). In March 2024, we repurchased approximately $480 million aggregate principal amount of our 2026 Notes in privately negotiated transactions with holders of the 2026 Notes and as of June 30, 2024, we had approximately $1.2 billion aggregate principal amounts of 2026 Notes outstanding. We are subject to a variety of risks related to the Notes, such as:
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
adversely affect our liquidity. As of June 30, 2024, the 2026 Notes are not convertible at the option of the holder. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to classify or reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The proceeds from the issuance and sale of the 2027 Notes (the "PIPE") have been and are expected to be continued to be used to partially fund the repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase program, with the objective to offset potential dilution to our stockholders, including dilution as a result of the issuance of the ironSource Merger consideration. However, we are not obligated to repurchase any shares of our common stock and there is no assurance that we will do so on the timeline intended. As of June 30, 2024, $750 million remains available for future share repurchases under this program.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
None.
Use of Proceeds
None.

Table of Contents
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Carol Carpenter (1)	Senior Vice President, Chief Marketing Officer (2)	Adopted	May 24, 2024	August 1, 2025	25,000
Marc Whitten (1)	Chief Technology Officer, Create (3)	Adopted	May 28, 2024	December 31, 2024	264,570 (4)
(1)     Each of Ms. Carpenter's and Mr. Whitten's plans provides for the potential sale of our common stock currently held in account and future vesting events. The plans expire on the respective dates shown above, or upon the earlier completion of all authorized transactions under the plans.
(2)    Carol Carpenter resigned as our Senior Vice President and Chief Marketing Officer, effective as of June 30, 2024, and will serve as a Strategic Marketing Advisor and assist with the transition of her responsibilities until she departs from the Company, effective December 1, 2024.
(3)    Marc Whitten resigned as our Chief Product and Technology Officer, Create, effective as of June 1, 2024, and served as a Strategic Advisor until he resigned from that role on July 9, 2024.
(4)    Represents the maximum number of shares subject to the trading plan, only a portion of which would have been sold as the trading plan was designed to sell the net shares following the sell to cover of taxes for each vesting event for all remaining awards under his plan until December 31, 2024.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 13, 2022, by and among Unity, Merger Sub and ironSource.	8-K	001-39497	2.1	July 15, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39497	3.2	September 8, 2023

10.1	Offer Letter by and between Unity Technologies SF and Matthew Bromberg dated April 30, 2024.	8-K	001-39497	10.1	May 1, 2024

10.2	CEO Severance Plan.	8-K	001-39497	10.2	May 1, 2024

10.3	Form of Performance Option Grant Notice and Agreement.	8-K	001-39497	10.3	May 1, 2024

10.4	Employment Role Change Agreement by and between Unity Technologies SF and Mr. Whitehurst dated April 30, 2024.	8-K	001-39497	10.4	May 1, 2024

10.5	Amended and Restated Non-Employee Director Compensation Policy.	8-K	001-39497	99.2	May 1, 2024

10.6	Resignation and Transition Agreement, by and between Marc Whitten and Unity Technologies SF, dated May 10, 2024.	8-K	001-39497	10.1	May 13, 2024

10.7	Resignation and Transition Agreement, by and between Carol Carpenter and Unity Technologies SF, dated June 18, 2024.	8-K	001-39497	10.1	June 20, 2024

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	Unity Software Inc.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

UNITY SOFTWARE INC.

Date: August 8, 2024	By:	/s/ Mark Barrysmith
Mark Barrysmith
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Signatory)