Form 10-Q
period 2024-09-30
Unity Software Inc.
filed 2024-11-07
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2024, there were 402,840,097 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended September 30, 2024

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
•The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed. We periodically review our pricing structure and business models. Decisions to change how we price our products or services have in the past and may in the future be viewed unfavorably and harm our business.
•Operating system platform providers or application stores may change terms of service, policies or technical requirements applicable to us or our customers, which could adversely impact our business.
•Negative macroeconomic factors, such as inflation, high interest rates, and limited credit availability have and could further cause economic uncertainty and volatility, which could harm our business.
•Competition in the advertising market and ongoing restrictions related to the gaming industry in China have impacted our growth rates and may continue to do so.
•Ongoing geopolitical instability, particularly in Israel, where a significant portion of our Grow Solutions operations is located, has impacted and may further adversely affect our business.
•Our ability to successfully manage executive transitions and to retain senior executives and key employees could impact our operations and our business.

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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,405,276	$1,590,325
Accounts receivable, net	576,436	611,723
Prepaid expenses and other	134,656	122,843
Total current assets	2,116,368	2,324,891
Property and equipment, net	108,085	140,887
Goodwill	3,166,304	3,166,304
Intangible assets, net	1,154,699	1,406,745
Other assets	180,399	204,614
Total assets	$6,725,855	$7,243,441
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,195	$14,517
Accrued expenses and other	289,340	307,704
Publisher payables	382,552	385,113
Deferred revenue	189,810	186,769
Total current liabilities	876,897	894,103
Convertible notes	2,238,083	2,711,750
Long-term deferred revenue	17,257	6,015
Other long-term liabilities	167,058	217,195
Total liabilities	3,299,295	3,829,063
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	236,914	225,797
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 402,578 and 384,872	2	2
Additional paid-in capital	6,799,899	6,259,479
Accumulated other comprehensive loss	(2,987)	(5,009)
Accumulated deficit	(3,613,217)	(3,071,830)
Total Unity Software Inc. stockholders' equity	3,183,697	3,182,642
Noncontrolling interest	5,949	5,939
Total stockholders' equity	3,189,646	3,188,581
Total liabilities and stockholders' equity	$6,725,855	$7,243,441
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$446,517	$544,210	$1,356,156	$1,578,049
Cost of revenue	112,054	151,349	365,316	472,140
Gross profit	334,463	392,861	990,840	1,105,909
Operating expenses
Research and development	215,197	240,003	706,860	788,438
Sales and marketing	176,423	194,000	576,902	619,258
General and administrative	69,989	86,256	338,573	272,047
Total operating expenses	461,609	520,259	1,622,335	1,679,743
Loss from operations	(127,146)	(127,398)	(631,495)	(573,834)
Interest expense	(5,839)	(6,154)	(17,703)	(18,425)
Interest income and other income (expense), net	15,350	16,013	102,450	38,689
Loss before income taxes	(117,635)	(117,539)	(546,748)	(553,570)
Provision for (benefit from) Income taxes	6,913	7,771	(4,984)	18,767
Net loss	(124,548)	(125,310)	(541,764)	(572,337)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	191	(1,239)	(377)	(3,075)
Net loss attributable to Unity Software Inc.	$(124,739)	$(124,071)	$(541,387)	$(569,262)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.31)	$(0.32)	$(1.38)	$(1.49)
Weighted-average shares used in computation of basic and diluted net loss per share	398,810	383,674	392,855	382,939
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(124,548)	$(125,310)	$(541,764)	$(572,337)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	7,412	(1,405)	2,558	(10,403)
Change in unrealized gains on derivative instruments	—	—	—	289
Other comprehensive income (loss)	7,412	(1,405)	2,558	(10,114)
Comprehensive loss	(117,136)	(126,715)	(539,206)	(582,451)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	191	(1,239)	(377)	(3,075)
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	1,501	(302)	536	(2,159)
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	1,692	(1,541)	159	(5,234)
Comprehensive loss attributable to Unity Software Inc.	$(118,828)	$(125,174)	$(539,365)	$(577,217)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at June 30, 2024	395,444,298	$2	$6,682,060	$(8,898)	$(3,488,478)	$3,184,686	$5,834	$3,190,520
Issuance of common stock from employee equity plans	2,592,849	—	20,000	—	—	20,000	—	20,000
Issuance of common stock for settlement of RSUs	4,540,993	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	107,120	—	—	107,120	—	107,120
Net loss	—	—	—	—	(124,739)	(124,739)	13	(124,726)
Adjustments to redeemable noncontrolling interest	—	—	(9,281)	—	—	(9,281)	—	(9,281)
Other comprehensive loss	—	—	—	5,911	—	5,911	102	6,013
Balance at September 30, 2024	402,578,140	$2	$6,799,899	$(2,987)	$(3,613,217)	$3,183,697	$5,949	$3,189,646

	Three Months Ended September 30, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at June 30, 2023	383,290,627	$2	$6,149,631	$(8,543)	$(2,695,010)	$3,446,080	$6,046	$3,452,126
Issuance of common stock from employee equity plans	1,551,912	—	23,050	—	—	23,050	—	23,050
Issuance of common stock for settlement of RSUs	2,435,827	—	—	—	—	—	—	—
Purchase and retirement of common stock	(7,558,415)	—	(250,000)	—	—	(250,000)	—	(250,000)
Stock‑based compensation expense	—	—	151,155	—	—	151,155	—	151,155
Net loss	—	—	—	—	(124,071)	(124,071)	(85)	(124,156)
Adjustments to redeemable noncontrolling interest	—	—	(2,627)	—	—	(2,627)	—	(2,627)
Other comprehensive loss	—	—	—	(1,103)	—	(1,103)	(20)	(1,123)
Balance at September 30, 2023	379,719,951	$2	$6,071,209	$(9,646)	$(2,819,081)	$3,242,484	$5,941	$3,248,425
.
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2023	384,871,561	$2	$6,259,479	$(5,009)	$(3,071,830)	$3,182,642	$5,939	$3,188,581
Issuance of common stock from employee equity plans	7,009,462	—	57,302	—	—	57,302	—	57,302
Issuance of common stock for settlement of RSUs	10,697,117	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	494,086	—	—	494,086	—	494,086
Net loss	—	—	—	—	(541,387)	(541,387)	(26)	(541,413)
Adjustments to redeemable noncontrolling interest	—	—	(10,968)	—	—	(10,968)	—	(10,968)
Other comprehensive income	—	—	—	2,022	—	2,022	36	2,058
Balance at September 30, 2024	402,578,140	$2	$6,799,899	$(2,987)	$(3,613,217)	$3,183,697	$5,949	$3,189,646

	Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2022	374,243,196	$2	$5,779,776	$(1,691)	$(2,249,819)	$3,528,268	$6,298	$3,534,566
Issuance of common stock from employee equity plans	5,121,763	—	64,994	—	—	64,994	—	64,994
Issuance of common stock for settlement of RSUs	7,913,407	—	—	—	—	—	—	—
Purchase and retirement of common stock	(7,558,415)	—	(250,000)	—	—	(250,000)	—	(250,000)
Stock‑based compensation expense	—	—	478,698	—	—	478,698	—	478,698
Net loss	—	—	—	—	(569,262)	(569,262)	(210)	(569,472)
Adjustments to redeemable noncontrolling interest	—	—	(2,259)	—	—	(2,259)	—	(2,259)
Other comprehensive loss	—	—	—	(7,955)	—	(7,955)	(147)	(8,102)
Balance at September 30, 2023	379,719,951	$2	$6,071,209	$(9,646)	$(2,819,081)	$3,242,484	$5,941	$3,248,425
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(541,764)	$(572,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	305,819	331,662
Stock-based compensation expense	485,893	467,743
Gain on repayment of convertible note	(61,371)	—
Impairment of property and equipment	22,874	—
Other	14,735	11,557
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	35,463	28,346
Prepaid expenses and other	(11,949)	22,354
Other assets	4,367	33,533
Accounts payable	90	568
Accrued expenses and other	(15,367)	(24,021)
Publisher payables	(2,561)	(37,362)
Other long-term liabilities	(46,782)	(59,262)
Deferred revenue	13,914	(40,184)
Net cash provided by operating activities	203,361	162,597
Investing activities
Purchases of short-term investments	—	(212)
Proceeds from principal repayments and maturities of short-term investments	—	102,673
Purchases of non-marketable investments	—	(2,500)
Purchases of intangible assets	(12,860)	—
Purchases of property and equipment	(23,107)	(44,560)
Net cash provided by (used in) investing activities	(35,967)	55,401
Financing activities
Repayments of convertible note	(414,999)	—
Repurchase and retirement of common stock	—	(250,000)
Proceeds from issuance of common stock from employee equity plans	57,302	64,994
Net cash used in financing activities	(357,697)	(185,006)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,004	(17,656)
Increase (decrease) in cash, cash equivalents, and restricted cash	(188,299)	15,336
Cash, cash equivalents, and restricted cash, beginning of period	1,604,267	1,505,688
Cash, cash equivalents, and restricted cash, end of period	$1,415,968	$1,521,024

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$10,389
Cash paid for income taxes, net of refunds	$19,341	$15,869
Cash paid for operating leases	$39,027	$31,645
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$14,586	$37,479
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
Employee Separation and Restructuring Costs
In January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements, we incurred incremental employee separation costs of approximately $205 million in the nine months ended September 30, 2024, which included $127 million of incremental stock-based compensation. Of the incremental employee separation costs, $15 million are within cost of revenue, $46 million are within research and development, $52 million are within sales and marketing, and $92 million are within general and administrative. Additionally, in November 2023, we committed to a plan to reassess our real estate footprint. We incurred $45 million of restructuring costs, primarily related to office closures in the nine months ended September 30, 2024.
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Create Solutions	$147,369	$188,900	$461,816	$569,379
Grow Solutions	299,148	355,310	894,340	1,008,670
Total revenue	$446,517	$544,210	$1,356,156	$1,578,049

Table of Contents	Unity Software Inc.
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$128,114	$142,612	$398,076	$417,511
Greater China (1)	65,679	65,092	187,432	194,390
EMEA (2)	157,369	200,927	488,203	575,870
APAC (3)	81,691	122,001	246,846	348,636
Other Americas (4)	13,664	13,578	35,599	41,642
Total revenue	$446,517	$544,210	$1,356,156	$1,578,049
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the allowance for uncollectible amounts was $17.3 million and $16.9 million, respectively. For the nine months ended September 30, 2024 and 2023, the provision for uncollectible amounts was $6.5 million and $10.3 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of September 30, 2024, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.4 million and $5.3 million, respectively. As of December 31, 2023, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.8 million and $4.8 million, respectively. During the three and nine months ended September 30, 2024, we recorded amortization costs of $2.2 million and $6.9 million in sales and marketing expenses, as compared to $2.5 million and $7.5 million during the three and nine months ended September 30, 2023, respectively.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $19.4 million and $31.3 million as of September 30, 2024 and December 31, 2023, respectively. Of this total as of September 30, 2024, $8.3 million was included in Other Long-Term Assets on our consolidated balance sheets.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the nine months ended September 30, 2024 that was included in the deferred revenue balances at January 1, 2024 was $157.7 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of September 30, 2024, were $327 million and relate primarily to Create Solutions subscriptions, Enterprise

Table of Contents	Unity Software Inc.
Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $194 million or 59% of this revenue during the next 12 months.
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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2024	December 31, 2023
	Fair Value (1)
Cash	$1,107,850	$834,877
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$10,692	$13,942
Money market funds	95,130	502,754
Time deposits	202,296	252,694
Total restricted cash and cash equivalents	$308,118	$769,390
Total cash, cash equivalents, and restricted cash	$1,415,968	$1,604,267
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of September 30, 2024 and December 31, 2023, such equity investments totaled $33.0 million and $33.6 million, respectively. No material adjustments to the carrying value of these equity investments were recorded for the three and nine months ended September 30, 2024 and 2023.
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

Table of Contents	Unity Software Inc.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$226,056	$215,749	$225,797	$219,563
Net gain/(loss) attributable to redeemable noncontrolling interests	178	(1,153)	(351)	(2,865)
Accretion for redeemable noncontrolling interests	2,698	6,401	8,640	12,775
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	7,982	(4,052)	2,828	(12,528)
Balance at end of period	$236,914	$216,945	$236,914	$216,945
5. Leases
We have operating leases for offices, which have remaining lease terms of up to nine years.
Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$10,695	$10,524	$31,527	$30,292
Variable lease expense	1,395	1,408	4,613	3,850
Sublease income	(671)	(493)	(1,467)	(1,317)
Total lease expense	$11,419	$11,439	$34,673	$32,825
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	September 30, 2024	December 31, 2023
Operating lease assets	Other assets	$82,378	$113,256

Current operating lease liabilities	Accrued expenses and other	$34,452	$39,132
Long-term operating lease liabilities	Other long-term liabilities	84,973	111,669
Total operating lease liabilities		$119,425	$150,801
As of September 30, 2024 and December 31, 2023, our operating leases had a weighted-average remaining lease term of 4.6 years and 5.1 years, respectively, and a weighted-average discount rate of 5.4% and 5.2%, respectively.
In November 2023, we committed to a plan to reassess our real estate footprint, focusing on optimizing efficiency and reducing costs. In connection with this plan, during the nine months ended September 30, 2024, we recorded $12.2 million of impairment charges on operating lease assets. No impairment charges were recorded during the three months ended September 30, 2024.
As of September 30, 2024, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$134,635
Less: imputed interest	15,210
Present value of lease liabilities	$119,425

Table of Contents	Unity Software Inc.
As of September 30, 2024, we had entered into a lease that has not yet commenced with future minimum lease payments of $4.9 million which are not yet reflected on our consolidated balance sheet. This operating lease will commence in 2024 with a lease term of 5 years.
6. Borrowings
Convertible Notes
As of September 30, 2024, we had $2.2 billion of unsecured convertible notes outstanding including $1.0 billion issued in November 2022 (the "2027 Notes") and $1.2 billion issued in November 2021 (the "2026 Notes"). The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of
	Conversion Rate per $1,000 Principal	Conversion Price	Maturities	Stated Interest Rates	September 30, 2024	December 31, 2023
Convertible notes:
Principal – 2026 Notes	3.2392	$308.72	2026	0.0%	$1,245,232	$1,725,000
Principal – 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Unamortized debt issuance costs, net					(7,149)	(13,250)
Net carrying amount					$2,238,083	$2,711,750
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $5.8 million and $17.7 million for the three and nine months ended September 30, 2024, respectively, and $6.3 million and $18.5 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the estimated fair value of the 2027 Notes were approximately $1.0 billion and $1.3 billion, respectively, and the estimated fair value of the 2026 Notes were approximately $1.1 billion and $1.4 billion, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2026 Notes was based on quoted prices as of that date.
The 2026 Notes are convertible at the option of the holder if a conversion condition of the 2026 Notes is triggered. During the three and nine months ended September 30, 2024, none of the conversion conditions of the 2026 Notes were triggered and the 2026 Notes were not convertible as of September 30, 2024. The holders of the 2027 Notes may elect to convert the notes prior to maturity. Any such conversion may be satisfied at our election with either cash, shares of our common stock, or a combination of cash and shares of our common stock. The conversion rates for the Notes is subject to customary adjustments for certain events as described in the indentures governing the Notes.
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
As of September 30, 2024, no holders of the 2027 and 2026 Notes have exercised the conversion rights, and the if-converted value of the 2027 and 2026 Notes did not exceed the principal amount.
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
Capped Call Transactions
To reduce the potential dilutive effect of the 2026 Notes, in connection with their pricing, we entered into the Capped Call Transactions at a net cost of $48.1 million, with call options totaling approximately 5.6 million of our common shares, and with expiration dates ranging from September 18, 2026 to November 12, 2026. The strike price is $308.72, and the cap price is initially $343.02 per share, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding and are considered separately exercisable from the 2026 Notes. As of September 30, 2024, the Capped Call Transactions met the conditions for equity classification and were not in the money.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of September 30, 2024 (in thousands):

	Total	Remainder of 2024	2025‑2026	2027‑2028	Thereafter
Operating leases (1)	$139,533	$10,746	$66,537	$41,240	$21,010
Purchase commitments (2)	583,957	118,049	436,476	29,432	—
Convertible note principal and interest (3)	2,315,232	10,000	1,285,232	1,020,000	—
Total	$3,038,722	$138,795	$1,788,245	$1,090,672	$21,010
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of September 30, 2024, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.

Table of Contents	Unity Software Inc.
Letters of Credit
We had $10.7 million and $13.9 million of secured letters of credit outstanding as of September 30, 2024 and December 31, 2023, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our condensed consolidated balance sheets.
8. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$10,334	$19,591	$35,051	$58,241
Research and development	58,582	66,618	203,228	214,159
Sales and marketing	21,885	35,075	108,138	105,272
General and administrative	13,816	25,893	139,476	90,071
Total stock-based compensation expense	$104,617	$147,177	$485,893	$467,743
Included in the above expenses for the nine months ended September 30, 2024, is $94 million of incremental stock-based compensation expense from modifications, primarily within general and administrative. These amounts predominately relate to the modification of awards held by the founders of ironSource Ltd. that departed in the first quarter of 2024.
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2023	31,541,466	$19.35	4.79
Granted	2,614,966	$21.29
Exercised	(5,847,858)	$5.99
Forfeited, cancelled, or expired	(2,073,825)	$49.58
Balance as of September 30, 2024	26,234,749	$20.12	4.40
Restricted Stock Units
A summary of our restricted stock unit ("RSU"), including price-vested unit ("PVU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	37,332,551	$38.31
Granted	18,743,697	$15.60
Vested	(10,722,702)	$40.09
Forfeited	(10,401,800)	$38.12
Unvested as of September 30, 2024	34,951,746	$25.65

Table of Contents	Unity Software Inc.
Price-Vested Units and Price-Vested Options
The vesting for each of the PVOs and PVUs is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to six and seven years, respectively. The fair value of each PVO and PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the three and nine months ended September 30, 2024, the stock price hurdles were not met.
Fair Value Assumptions
The calculated grant-date fair value of stock options, PVUs, and PVOs granted, were estimated using the Black-Scholes option-pricing model for stock options, and a Monte Carlo stimulation for the PVUs and PVOs, with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.5% - 4.2%	4.4%	3.5% - 4.4%	3.8% - 4.4%
Expected volatility	60.0% - 67.3%	58.0%	60.0% - 67.3%	54.7% - 58.0%
Expected term (in years)	6.25 - 10.00	6.25	6.25 - 10.00	6.25
Fair value of underlying common stock	$15.60 - $16.75	$39.29	$15.60 - $26.89	$29.33 - $39.29
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan ("ESPP") was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.9%	5.5%	4.9% - 5.3%	5.2% - 5.5%
Expected volatility	49.3%	65.9%	49.3% - 56.0%	65.9% - 94.5%
Expected term (in years)	0.50	0.50	0.50	0.50
Grant-date fair value per share	$4.82	$12.65	$4.82 - $9.11	$12.44 - $12.65
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares issued under the ESPP	610,458	531,820	1,161,604	1,064,463
Weighted-average price per share issued	$13.91	$25.25	$19.13	$25.56
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
Our effective tax rate for the three and nine months ended September 30, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses and to a lesser extent tax expense on foreign earnings taxed at different rates. In addition, during the first quarter of 2024, we recorded a tax benefit on foreign losses in connection with employee separation costs and we continued to restructure our tax operations which resulted in a reduction to our U.S. valuation allowance. Our effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance in the U.S. on losses and to a lesser extent, tax expense on foreign earnings taxed at different rates. In addition, the Company undertook certain tax restructuring efforts that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
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
As of September 30, 2024, we had $190.5 million of gross unrecognized tax benefits, of which $34.3 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2024 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of September 30,
	2024	2023
Convertible notes	24,488	26,042
Stock options and PVOs	26,235	31,258
Unvested RSUs and PVUs	34,952	29,636

Table of Contents	Unity Software Inc.
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
Overview
Unity offers a suite of tools to create, market and grow games and interactive experiences across all major platforms from mobile, PC, and console, to extended reality (XR).
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions, which together comprise our strategic portfolio surrounding the Unity Engine, Cloud, and Monetization.
Impact of Macroeconomic Trends and Geopolitical Events
Recent macroeconomic factors, such as inflation, interest rates, and credit availability have and could further cause economic uncertainty and volatility, which could harm our business. Further, competition in the advertising market and ongoing restrictions related to the gaming industry in China have impacted our growth rates and may continue to do so. Ongoing geopolitical instability, particularly in Israel, where a significant portion of our Grow Solutions operations is located, may adversely affect our business.
Recent Developments in Our Business
Starting in the fourth quarter of 2023, we began to reset our product and service offerings to focus on our core businesses, which we refer to as our "Strategic Portfolio": the Unity Engine, Cloud, and Monetization, while narrowing our investments in new businesses to those most attractive, mainly industries beyond gaming. We also exited businesses where we do not believe that we can provide unique value to customers or generate a sound return to investors. Specifically, we have limited our Professional Services business to a few selected strategic engagements, we are shifting our multiplayer business to support the demands of live multiplayer games beyond infrastructure, and we have stopped the independent development of professional artistry tools, which we will instead consider integrating into the Unity Editor. During the three and nine months ended September 30, 2024 we recognized approximately $17 million and $75 million, respectively, of revenue associated with these non-strategic portfolios and we expect that these amounts will decline throughout the remainder of 2024.
In the nine months ended September 30, 2024, we substantially completed reductions to our workforce and our office footprint that were announced in the first quarter of 2024. This resulted in approximately $205 million in employee separation costs, primarily related to the acceleration and modifications of equity awards, and $45 million of non-employee charges associated with these reductions.
In the third quarter of 2023, we announced changes to our pricing model for our Create Solutions. We experienced a high volume of negative customer feedback including a boycott and a slow down of signing new contracts and renewals as a result of these changes. In the third quarter of 2024, before the

Table of Contents	Unity Software Inc.
pricing changes took effect, we announced the cancellation of those pricing changes, the reversion to a subscription-based model, and price increases, for gaming customers. While the initial customer response to this announcement has been positive and we expect this change to benefit our business over the long term, the ultimate impact remains uncertain.
We have had significant executive transitions in 2024. In the fourth quarter of 2024, we announced the hiring of our permanent Senior Vice President and Chief Financial Officer, Jarrod Yahes, effective January 1, 2025. Mark Barrysmith, our Senior Vice President and Chief Accounting Officer and Interim Chief Financial Officer, will no longer serve as the Interim Chief Financial Officer as of January 1, 2025, but will continue in his role as Senior Vice President and Chief Accounting Officer and will continue as our Principal Accounting Officer. Our ability to successfully manage these executive transitions, and to retain senior executives is critical to our success and the timing and full impact on our future results of operations, cash flows, or financial condition are uncertain.
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
Customers Contributing More Than $100,000 of Revenue
We had 1,242 and 1,230 customers contributing more than $100,000 of revenue in the trailing 12 months as of September 30, 2024 and 2023, respectively. The year over year increase was largely a result of our core subscriptions growth. While these customers represented the substantial majority of revenue for the nine months ended September 30, 2024 and 2023, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

	As of
	September 30, 2024	September 30, 2023
Dollar-based net expansion rate	94%	102%
Our dollar-based net expansion rate as of September 30, 2024 was driven primarily by decreases in Grow Solutions revenue, due to competition in the advertising market, and to a lesser extent decreases in professional services revenue within Create Solutions, offset by growth in core subscriptions revenue. Our dollar-based net expansion rate as of September 30, 2023 was driven primarily by growth in professional services, and core subscriptions revenue, due to sales of additional subscriptions and services to our existing Create Solutions customers and cross-selling our solutions to all of our customers. The decrease in dollar-based net expansion rate, compared to the comparable prior year period, is attributable to declines in Grow Solutions, and professional services revenue, as noted above.

Table of Contents	Unity Software Inc.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year.
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$446,517	$544,210	$1,356,156	$1,578,049
Cost of revenue	112,054	151,349	365,316	472,140
Gross profit	334,463	392,861	990,840	1,105,909
Operating expenses
Research and development	215,197	240,003	706,860	788,438
Sales and marketing	176,423	194,000	576,902	619,258
General and administrative	69,989	86,256	338,573	272,047
Total operating expenses	461,609	520,259	1,622,335	1,679,743
Loss from operations	(127,146)	(127,398)	(631,495)	(573,834)
Interest expense	(5,839)	(6,154)	(17,703)	(18,425)
Interest income and other income (expense), net	15,350	16,013	102,450	38,689
Loss before income taxes	(117,635)	(117,539)	(546,748)	(553,570)
Provision for (benefit from) Income taxes	6,913	7,771	(4,984)	18,767
Net loss	$(124,548)	$(125,310)	$(541,764)	$(572,337)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	25	28	27	30
Gross profit	75	72	73	70
Operating expenses
Research and development	48	44	52	50
Sales and marketing	40	36	43	39
General and administrative	15	15	25	17
Total operating expenses	103	95	120	106
Loss from operations	(28)	(23)	(47)	(36)
Interest expense	(1)	(2)	(1)	(1)
Interest income and other income (expense), net	3	3	8	2
Loss before income taxes	(26)	(22)	(40)	(35)
Provision for (benefit from) Income taxes	2	1	—	1
Net loss	(28)%	(23)%	(40)%	(36)%
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

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Create Solutions	$147,369	$188,900	$461,816	$569,379
Grow Solutions	299,148	355,310	894,340	1,008,670
Total revenue	$446,517	$544,210	$1,356,156	$1,578,049
Total revenue decreased in the three and nine months ended September 30, 2024, compared to the comparable prior year periods, primarily due to a decrease in Grow Solutions revenue, which was negatively impacted by competition. To be more competitive we are focused on enhancing our machine learning stack and data infrastructure capabilities, which we believe will take some time to manifest in sustainable increased performance. The decrease in total revenue was further driven by a decrease in Create Solutions revenue, primarily due to the termination of the subscription agreement with Wētā FX Limited, and a decrease in professional services revenue and cloud and hosting services revenue, both caused by the portfolio reset. The decrease in Create Solutions was partially offset by increases in subscription revenue.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation) for employees and subcontractors associated with our product support and professional services organizations, the amortization of intangible assets, hosting expenses, and costs of related facilities.
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
Cost of revenue for the three and nine months ended September 30, 2024 decreased, compared to the comparable prior year periods, primarily due to a decrease in personnel costs, driven by our reductions in headcount, a decrease in amortization expenses related to intangible assets acquired through our business combinations, and a decrease in our hosting expenses in line with decreases in related revenue.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes. As part of our efforts to restructure and streamline our organizational structure, in January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements and substantially in the first quarter of 2024, we incurred incremental employee separation costs of approximately $205 million in the nine months ended September 30, 2024, largely driven by the acceleration and modification of equity awards, including $15 million within cost of revenue, $46 million within research and development expense, $52 million within sales and marketing expense, and $92 million within general and administrative expense. In addition, we incurred $45 million of non-employee charges associated with this restructuring.

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
Research and development expense for the three and nine months ended September 30, 2024 decreased, compared to the comparable prior year periods, primarily due to a decrease in personnel costs driven by our reductions in headcount in the first quarter of 2024.
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
Sales and marketing expense for the three and nine months ended September 30, 2024 decreased, compared to the comparable prior year periods, primarily due to a decrease in personnel costs, driven by our reductions in headcount in the first quarter of 2024.
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
General and administrative expense for the three months ended September 30, 2024 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel-related costs, driven by our reductions in headcount in the first quarter of 2024. General and administrative expense for the nine months ended September 30, 2024 increased, compared to the comparable prior year period, primarily due to higher personnel-related costs, driven by employee separation costs in the first quarter of 2024, impairments of operating lease assets, and an increase in our professional fees.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three and nine months ended September 30, 2024 decreased, compared to the comparable prior year periods, in line with our outstanding debt obligations.
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
Interest income and other income (expense), net, for the three months ended September 30, 2024 decreased, compared to the comparable prior year period, primarily due to a decrease in interest bearing accounts, driven by the use of cash to repurchase a portion of our convertible debt in the first quarter of 2024, offset by foreign currency gains and losses. Interest income and other income (expense), net, for the nine months ended September 30, 2024 increased, compared to the comparable prior year period, primarily due to gains on the repurchase of convertible debt of $61.4 million in the first quarter of 2024.
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
Provision for income taxes for the three months ended September 30, 2024 decreased, compared to the comparable prior year period, primarily due to decrease in earnings in foreign jurisdictions with lower effective tax rate. Benefit from income taxes for the nine months ended September 30, 2024 changed as compared to the provision for income taxes in the comparable prior year period, primarily due to a tax benefit from our foreign losses in connection with employee separation costs recorded in the first quarter of 2024 and our continued restructuring efforts in the first quarter of 2024 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
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
Adjusted Gross Profit and Adjusted EBITDA
We define adjusted gross profit as GAAP gross profit excluding expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, and restructurings and reorganizations. We define adjusted gross margin as adjusted gross profit as a percentage of revenue. We define adjusted EBITDA as net income or loss excluding benefits or expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, restructurings and reorganizations, interest, income tax, and other non-operating activities, which primarily consist of foreign exchange rate gains or losses.
We use adjusted gross profit and adjusted EBITDA in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that adjusted gross profit and adjusted EBITDA provide our management and investors consistency and comparability with our past financial performance and

Table of Contents	Unity Software Inc.
facilitates period-to-period comparisons of operations, as these metrics exclude expenses that we do not consider to be indicative of our overall operating performance.
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2024	2023
GAAP gross profit	$334,463	$392,861
Add:
Stock-based compensation expense	10,334	19,591
Amortization of intangible assets expense	27,293	35,191
Depreciation expense	2,265	2,892
Restructuring and reorganization costs	77	—
Adjusted gross profit	$374,432	$450,535
GAAP gross margin	75%	72%
Adjusted gross margin	84%	83%
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2024	2023
GAAP net loss	$(124,548)	$(125,310)
Stock-based compensation expense	105,271	147,177
Amortization of intangible assets expense	88,517	99,220
Depreciation expense	14,083	11,977
Restructuring and reorganization costs	10,997	—
Interest expense	5,839	6,154
Interest income and other income (expense), net	(15,350)	(16,013)
Provision for Income taxes	6,913	7,771
Adjusted EBITDA	$91,722	$130,976
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$203,361	$162,597
Less:
Purchases of property and equipment	(23,107)	(44,560)
Free cash flow	$180,254	$118,037

Net cash provided by (used in) investing activities	$(35,967)	$55,401
Net cash used in financing activities	$(357,697)	$(185,006)
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $1.4 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in time deposits and government money market funds.
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
In July 2022, our board of directors approved our share repurchase program, which authorized the repurchase of up to $2.5 billion of shares of our common stock in open market transactions through November 2024 (the "Share Repurchase Program"). As of September 30, 2024, $750 million remains available for future share repurchases under this program.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $3.6 billion as of September 30, 2024. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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
Our changes in cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$203,361	$162,597
Net cash provided by (used in) investing activities	(35,967)	55,401
Net cash used in financing activities	(357,697)	(185,006)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,004	(17,656)
Net change in cash, cash equivalents, and restricted cash	$(188,299)	$15,336
Cash Provided by Operating Activities
During the nine months ended September 30, 2024, net cash provided by operating activities was primarily due to a decrease in our net loss, adjusted for certain non-cash items, which include depreciation and amortization, stock-based compensation, gain on convertible notes, impairments, and other, offset by a decrease in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities consisted primarily of purchases of property and equipment, and purchases of intangible assets.
Cash Used in Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities consisted of repayments of convertible notes, offset by the proceeds from the issuance of common stock under our employee equity plans.
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
(b) Changes in Internal Control Over Financial Reporting
Based on management's evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). On May 25, 2023, all defendants moved to dismiss the amended complaint. The plaintiffs filed an opposition to the motions to dismiss on July 26, 2023. The Company filed a response to the plaintiffs' opposition on September 1, 2023. On March 15, 2024, the court granted the Company's motion to dismiss the complaint, and on April 12, 2024, the plaintiffs' filed a second amended complaint. The Company has moved to dismiss the amended complaint. The plaintiffs have filed an opposition to the motion to dismiss, and the Company has filed a response to the plaintiff's opposition. A hearing on the motion to dismiss has been postponed and is currently scheduled for February 5, 2025. The operative complaint names as defendants Unity, its former Chief Executive Officer, Chief Financial Officer, and General Manager of Operate Solutions, as well as Unity shareholders, Sequoia Capital, Silver Lake Group, and David Helgason. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company's product platform and the likely impact of those issues on the Company's fiscal 2022 guidance. The plaintiffs seek to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between May 11, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Company intends to continue to vigorously defend the case.
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
We have experienced significant net losses on a GAAP basis in each period since inception. In addition, our revenue growth rate has varied and has in certain quarters declined and could vary and decline in the future. We are not certain whether we will achieve or maintain profitability in the future. Our costs and expenses may increase in the long term on a GAAP basis, which could negatively affect our future results of operations. In addition, we may continue to make investments in such areas as:
•research and development, including investments in our engineering teams and in further differentiating our platform, as well as the development of new solutions and features, such as the launch of Unity 6 which is the latest version of our Unity engine;
•our sales and marketing organizations to engage our existing and prospective customers, increase brand awareness and drive adoption and expansion of our platform and solutions;
•initiatives to grow our presence in new industries and use cases beyond the gaming industry;
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
We have reset our portfolio to focus on the Unity Engine, Cloud and Monetization solutions, exiting other businesses and right-sizing our investments. These efforts may not be effective or sufficient to offset our expenses, and may themselves have adverse impacts, such as loss of continuity or accumulated knowledge, inefficiency during transitional periods, distraction, and potential challenges operating our business with fewer resources. For example, in the first quarter of 2024 we reduced our employee workforce by approximately 25%, and certain members of our management team, including the ironSource founders, departed from their operational roles. The departure of these employees may create a loss of accumulated knowledge, inefficiency, and other challenges to operating our business. If we fail to efficiently execute on these plans to restructure, or if the benefits from these efforts are not achieved on the timeline we expect, we may fail to achieve or maintain profitability.
We have a limited history operating our business at its current scale, and as a result, our past results may not be indicative of future operating performance.
We have a limited history operating our business at its current scale and scope. You should not rely on our past results of operations as indicators of future performance. Overall growth of our revenue is difficult to predict and depends in part on our ability to execute on our integration of ironSource, our portfolio reset, and other growth strategies. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets. These

Table of Contents	Unity Software Inc.
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
We are aiming to achieve and maintain profitability on a GAAP basis. To do so, we need to continuously improve our platform’s capabilities, features and functionality. In addition, we will need to appropriately scale our internal business, IT, and financial, operating and administrative systems to serve our growing customer base, while continuing to manage headcount, capital and operating and reporting processes in an efficient manner. Any failure of or delay in these efforts could result in impaired performance and reduced customer satisfaction, resulting in decreased sales to new customers or lower dollar-based net expansion rates, which would hurt our revenue growth and our reputation. Further, any failure in optimizing the costs associated with our third-party cloud services could negatively impact our gross margins. Even if we are successful in our efforts to grow and expand, such efforts will be expensive and complex, and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. Cost-cutting interventions and improvements to our internal infrastructure to offset expenses may not be effectively implemented on a timely basis, and such failures could harm our business, financial condition and results of operations.
If we fail to timely release updates and new features to our platform and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements, or preferences, our platform may become less competitive.
The market in which we compete is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. For example, in the third quarter of 2024, we announced the launch of Unity 6 and we began a comprehensive rebuild of our machine learning stack and data infrastructure. If Unity 6 fails to gain market acceptance, we fail to execute on the rebuild of our machine learning stack and data infrastructure, or our offerings fail to perform properly, our business could be harmed. Similarly, emerging technologies like artificial intelligence could impact the way that customers utilize our solutions as well as enhance the functionality of our solutions. Accordingly, our ability to increase our revenue depends in large part on our ability to maintain, improve and differentiate our existing platform and introduce new functionality promptly and effectively.
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

Table of Contents	Unity Software Inc.
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
We derive a significant portion of our revenue from our Grow Solutions, and such revenue is primarily generated under a revenue-share or profit-share model. Under such models, our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our Grow Solutions or if our Grow Solutions are less effective, consumption of these offerings could decline. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with certain of our Grow Solutions. We must continually add new features and functionality to our Grow Solutions to remain competitive and respond to our customers' needs, particularly in a competitive environment. For example, in the third quarter of 2024 we began a comprehensive rebuild of our machine learning stack and data infrastructure. If we fail to execute on the rebuild of our machine learning stack and data infrastructure, or our offerings fail to perform properly, our business could be harmed.
Our Grow Solutions customers rely on us to attract a broad range of advertisers to our platform to generate demand for their impressions through our offerings such as LevelPlay, Unity Ads, and Sonic. If we are unable to also serve the needs of advertisers, they may reduce their consumption of our solutions and, because the advertising market is highly competitive, they may shift their business to other advertising solutions or supply paths, which could adversely affect our revenue. In addition, macroeconomic factors like labor shortages, supply chain disruptions, and inflation continue to cause logistical challenges, increased input costs, and inventory constraints for advertisers. These factors have in the past decreased, and may in the future decrease or halt, advertiser spending. Our Grow Solutions are also dependent upon the continued proliferation of mobile connected devices, such as smartphones and tablets, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons beyond our control. If user adoption of mobile connected devices or user consumption of content on those devices do not continue to grow, our business could be harmed.
Create Solutions customers have no obligation to renew their subscriptions, which are primarily one to three years in length, after they expire, and have no obligation to continue using our Grow Solutions, which are primarily sold under revenue-share or profit-share-based models. We periodically review our pricing structures and business models and in the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, which were to become effective for users of the next major release of the software expected to be available in 2024. We experienced a high volume of negative customer feedback including a boycott and a slowdown of signing new contracts and renewals as a result of these changes, which we believe negatively impacted our Grow Solutions revenue in the second half of 2023. In light of this customer feedback, we reviewed our pricing structure and announced a new pricing structure during the third quarter of 2024. Although this later announcement was favorably received, decisions to change how we price our products or services have been and may in the future be viewed unfavorably and harm our business.
For us to maintain or improve our results of operations, it is important that our Create Solutions customers renew and expand their subscriptions with us and that our Grow Solutions customers continue using and expanding their use of our solutions. We invest in targeted sales and account-based marketing

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Our gaming customers are not the end users of our solutions, but rather they use our platform and solutions to create and/or operate their games, which are ultimately sold or distributed to an end user. As a result, our success depends in part on the ability of our customers to market and sell games that are created or operated with our solutions. If our customers' marketing efforts are unsuccessful or if our customers experience a decrease in demand for their games, sales of our Create Solutions and our Grow Solutions could be reduced. The gaming market is characterized by intense competition, rapid technological change, increased focus by regulators, and economic uncertainty and, as such, there is no guarantee that any of our customers' games will gain any meaningful traction with end users. In addition, some of our offerings, like Vivox, are more reliant on certain customers. While our large and diverse customer portfolio has helped to reduce the fluctuations in our Grow Solutions revenue as a whole resulting from the success of customers' games and the timing of game releases, we cannot assure you that the size and diversification of our customer portfolio will sufficiently mitigate this risk. If our customers fail to create or operate popular games using our platform, and we are not able to maintain a diversified portfolio of "winners and losers," our results of operations may be adversely affected.
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
We provide service-level agreement commitments related to certain of our Create and Grow Solutions customers. If we fail to meet these contractual commitments, we could be obligated to provide refunds of prepaid amounts or other credits, which would lower our revenue and harm our business, financial condition, and results of operations.
Certain of our Create and Grow Solutions customers are entitled to service-level agreements commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer agreements, we could face terminations and/or refunds of prepaid amounts or other credits, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition and results of operations.
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
Because many of the operations of Grow Solutions are conducted in Israel, many of our employees, are located in Israel. Political unrest, militarization, or continued war in Israel or the surrounding region has not materially impacted our operations as a whole, but has impacted our employee productivity in Israel, and may further adversely affect our business. As a result of the evolving geopolitical situation, several hundred thousand Israeli military reservists were drafted into immediate military service. While most reservists were released from active service, if a substantial number of our employees, or employees of our service providers in Israel are conscripted into military service on a prolonged basis, our operations and result of operations, particularly of our Grow Solutions, may be harmed.
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
The intensity and duration of the war in the region are difficult to predict, as are its impacts on our business and operations that are conducted in Israel.
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
Our current and future global business and operations involve a variety of risks, including:
•slower than anticipated availability and adoption of our platform by creators outside the U.S., for example, in China where we experienced softness throughout 2023 and 2024;
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
•stringent and evolving regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and China and certain U.S. states;

Table of Contents	Unity Software Inc.
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
Our accounts receivable are subject to collection and credit risks, which could impact our operating results. Our Create Solutions typically include upfront purchase commitments for a one- to three-year subscription, which may be invoiced over multiple reporting periods, increasing these risks. We rely on payments from advertisers in order to pay our Grow Solutions customers their revenue earned from our Monetization solutions. We are generally obligated to pay our customers for revenue earned within a negotiated period of time, regardless of whether or not our advertisers have paid us on time, or at all. While we attempt to negotiate a longer payment period with our customers and shorter periods for our advertisers, we are not always successful. As a result, we can face a timing issue with our accounts payable on shorter cycles than our accounts receivable, requiring us to remit payments from our own funds, and accept the risk of bad debt. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. Our operating results may be impacted by significant

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
We may fail to realize the possible synergies between our Create and Grow Solutions, or those synergies may take longer to realize than expected.
We believe that there are significant benefits and synergies that may be realized through leveraging our Create and Grow Solutions. However, the efforts to realize these benefits and synergies is a complex process and may disrupt our existing operations if not implemented in a timely and efficient manner. The full benefits of these synergies may not be realized as expected or may not be achieved within the anticipated time frame, or at all. In addition, we may incur additional or unexpected costs in order to realize these revenue synergies. Failure to achieve these synergies could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, and negatively impact our stock price.
Risks Related to Our Platform and Technology
If we do not make our platform, including new versions or technology advancements, easier to use or properly train customers on how to use our platform, our ability to broaden the appeal of our platform and solutions and to increase our revenue could suffer.
Our platform can be complex to use, and our ability to expand the appeal of our platform depends in part on ensuring that it can be used by a variety of creators. While certain features of our solutions are designed to address the needs of professional developers, we believe that our ability to expand adoption of our platform will depend in part on our ability to address the needs of creators with varied needs and levels of expertise, including artists, animators and sound technicians, as well as new categories of creators and end users in industries beyond gaming such as architects, civil and mechanical engineers, and designers. Accordingly, it will be important to our future success that we continue to increase the accessibility of our platform and if we are not able to, our ability to increase adoption of our platform will suffer.
In order to get full use of our platform, users generally need training. We provide a variety of training resources to our customers, and we believe we will need to continue to maintain and enhance the breadth and effectiveness of our training resources as the scope and complexity of our platform increase. If we do not provide effective training resources for our customers on how to efficiently and effectively use our platform, our ability to grow our business will suffer, and our business and results of operations may be adversely affected. Additionally, when we announce or release new versions of our platform or advancements in our technology, such as Unity 6, we could fail to sufficiently explain or train our customers on how to use such new versions or advancements or we may announce or release such versions prematurely. These failures may lead to our customers being confused about use of our offerings or expected technology releases, and our ability to grow our business, results of operations, brand and reputation may be adversely affected. For example, such failures have in the past led to customers expressing frustration with our platform on social media and other internet sites.

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
Further, the software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new solutions are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new solutions may be detected in the future by us or our users. For example, in the first half of 2022, we experienced challenges with certain of our Grow Solutions (including a fault in our platform that resulted in reduced accuracy of one of our monetization tools, as well as the consequences of ingesting bad data from a large customer) that reduced the efficacy of such products
We cannot assure you that our existing platform and new offerings will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could similarly harm our business.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful or inappropriate access to, inability to access, disclosure of or loss of the sensitive, proprietary and confidential information that we handle. As one example, like many companies, we use Log4j with respect to certain software or systems to log security and performance information. A vulnerability in Log4j was discovered in late 2021 and widely exploited by threat actors, and, upon learning of this vulnerability, we made updates to our offerings and infrastructure intended to reduce risks associated with the vulnerability. Investigations into potential incidents occur on a regular basis as part of our security program. Security incidents could also damage our IT systems, our ability to provide our products and services, and our ability to make the financial reports and other public disclosures required of public companies.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
Our success and future growth depend upon the continued services of our management team and other key employees. Changes in our management team could disrupt our business. For example, we've recently experienced significant management turnover, including our appointment of Matthew Bromberg as our President and Chief Executive Officer and the departure of Luis Visoso, our Executive Vice President and Chief Financial Officer, and the appointment of Mark Barrysmith as our Interim Chief Financial Officer until the appointment of Jarrod Yahes as our Senior Vice President and Chief Financial Officer takes effect on January 1, 2025. Any inability to successfully manage executive transitions, retain senior executives or key employees, or find adequate replacements, could disrupt our operations and harm our business. Any inability to successfully manage executive transitions, retain senior executives or key employees, or find adequate replacements, could disrupt our operations and harm our business.
In addition, we must attract and retain highly qualified personnel, such as software engineers because of the complexity of our solutions. We have had difficulty quickly filling certain open positions in the past, and despite reevaluating our headcount needs, slowing down our hiring efforts, and reducing our headcount in 2024, we expect to have future hiring needs. Competition is intense, particularly in the San Francisco Bay Area, Tel Aviv, and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform solutions, data scientists and machine learning engineers with experience in machine learning and artificial intelligence and experienced sales professionals. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. And, as a global workforce, we must align our company values across employees from different cultures and value systems, and often with employees who are geographically remote from one another. Failure to successfully create a cohesive company culture could harm our ability to attract and retain talent.
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

Table of Contents	Unity Software Inc.
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
Our offerings, and particularly our Grow Solutions, rely on our ability to process sensitive, proprietary, confidential, and regulated information, including personal information, that belongs to us or that we handle on behalf of others such as our customers. These activities are regulated by an increasing number of various federal, state, local, and foreign privacy and data security laws and regulations. These have become increasingly stringent and continue to evolve, requiring significant resources for compliance. Any actual or perceived non-compliance could result in litigation, regulatory proceedings, fines and civil or criminal penalties, obligations to cease offerings or to substantially modify our Grow Solutions in ways that make them less effective in certain jurisdictions, negative publicity, and reduced overall demand for our platform or reduced returns on our Grow Solutions. As we embark on a comprehensive rebuild of our machine learning stack and data infrastructure, we may encounter challenges in complying with data privacy and similar laws aimed at regulating technology.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including Pillar One and Pillar Two related taxes as proposed by the Organization for Economic Co-operation and Development (the "OECD") and which began to be implemented by many jurisdictions in which we operate beginning in 2024. At this time, we do not expect Pillar Two legislation to have a material impact to our consolidated financial statement;
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

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
In November 2022, we issued $1.0 billion in aggregate principal amount of 2.0% convertible senior notes due 2027 (the "2027 Notes"), and in November 2021 we issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes," together with the 2027 Notes, the "Notes"). In March 2024, we repurchased approximately $480 million aggregate principal amount of our 2026 Notes in privately negotiated transactions with holders of the 2026 Notes and as of September 30, 2024, we had approximately $1.2 billion aggregate principal amounts of 2026 Notes outstanding. We are subject to a variety of risks related to the Notes, such as:
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

Table of Contents	Unity Software Inc.
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
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled under the indenture governing the 2026 Notes to convert their 2026 Notes at any time during specified periods at their option. Holders of the 2027 Notes are entitled under the indenture governing the 2027 Notes to convert their 2027 Notes at any time prior to maturity. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of September 30, 2024, the 2026 Notes were not convertible at the option of the holder. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to classify or reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Table of Contents	Unity Software Inc.
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
The proceeds from the issuance and sale of the 2027 Notes (the "PIPE") have been and are expected to be continued to be used to partially fund the repurchase of up to $2.5 billion of shares of our common stock pursuant to our previously announced stock repurchase program, with the objective to offset potential dilution to our stockholders, including dilution as a result of the issuance of the ironSource Merger consideration. However, we are not obligated to repurchase any shares of our common stock and there is no assurance that we will do so on the timeline intended. As of September 30, 2024, $750 million remained available for future share repurchases under this program.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We grant and expect to continue granting equity awards to employees and directors under our equity incentive plans. We may also raise capital through the sale and issuance of equity securities or convertible securities in the future. As part of our business strategy, we have in the past issued, and in the

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Table of Contents
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name	Title	Action	Adoption/Termination Date	Expiration Date (1)	Aggregate # of Securities to be Purchased/Sold
Anirma Gupta	Senior Vice President, Chief Legal Officer	Termination	August 13, 2024	December 31, 2024	(2)
Anirma Gupta	Senior Vice President, Chief Legal Officer	Adoption	August 15, 2024	December 15, 2025	(3),(4)
Tomer Bar-Zeev	Director	Adoption	September 6, 2024	June 30, 2025	1,500,000
David Helgason	Director	Adoption	September 10, 2024	June 13, 2025	(5)
Mark Barrysmith	Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer	Adoption	September 12, 2024	December 15, 2025	(4),(6)
(1)     Each of the plans expire on the respective dates shown, or upon the earlier completion of all authorized transactions under the plans.
(2)    The plan, originally adopted on May 12, 2023, provided for the potential sale of up to $500,000 of our common stock held in account and issuable upon future vesting events.
(3)    The plan provides for the sale of approximately $10,000 of our common stock per month based on the trading price of our common stock for 12 months. The actual number of shares that will be subject to the plan is dependent on the trading price of our common stock at future dates and is not yet determinable.
(4)    Each of Ms. Gupta and Mr. Barrysmith's plans provides for the potential sale of our common stock currently held in account and issuable upon future vesting events.
(5)    The potential number of shares that could be sold is between 0 and 8,000,000. The actual number of shares that will be subject to the plan is dependent on the trading price of our common stock at future dates and is not yet determinable.

(6)    The plan provides for the sale of approximately $30,000 worth of shares or our common stock per month based on the trading price of our common stock for 12 months. The actual number of shares that will be subject to the plan is dependent on the trading price of our common stock at future dates and is not yet determinable.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 13, 2022, by and among Unity, Merger Sub and ironSource.	8-K	001-39497	2.1	July 15, 2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39497	3.2	September 8, 2023

10.1	Mutual Separation Agreement, by and between Luis Visoso and Unity Technologies SF, dated August 7, 2024.	8-K	001-39497	10.1	August 8, 2024

10.2	Form of Grant Notice and Award Agreement for PVUs.	8-K/A	001-39497	10.1	August 21, 2024

10.3	Unity Software Inc. Key Employee Severance Plan.	8-K/A	001-39497	10.2	August 21, 2024

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

UNITY SOFTWARE INC.

Date: November 7, 2024	By:	/s/ Mark Barrysmith
Mark Barrysmith
Senior Vice President, Interim Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)