Form 10-K
period 2024-12-31
Unity Software Inc.
filed 2025-02-21
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number: 001-39497

UNITY SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware		27-0334803
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
116 New Montgomery Street
San Francisco, California 94105-3607
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024 (the last business day of the registrant's second fiscal quarter), as reported by the New York Stock Exchange on that date, was approximately $5.6 billion.

As of February 12, 2025, there were 409,664,525 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

UNITY SOFTWARE INC.
FORM 10‑K
For the Year Ended December 31, 2024
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
•Competition in the advertising market has impacted our growth rates and may continue to do so.
•Our ability to successfully manage executive transitions and to retain senior executives and key employees could impact our operations and our business.
If we are unable to adequately address these and other risks we face, our business may be harmed.
v

Table of Contents	Unity Software Inc.
PART I
Item 1. Business
General
Unity is the leading platform to create and grow games and interactive experiences. We offer a suite of tools across all major platforms from mobile, PC, and console, to extended reality (XR). Our comprehensive set of software, including AI solutions, supports developers through the entire development lifecycle – from prototyping to live service operation, user acquisition, and monetization. Our platform is used by creators of all types - such as developers, artists, and designers - to build content in gaming and non-gaming industries, including retail, automotive, architecture, engineering, and construction.
Unity was originally founded as Over the Edge Entertainment in Denmark in 2004. In 2009, we reorganized as a Delaware corporation and changed our name to Unity Software Inc. Our principal corporate offices are located in San Francisco, California. We completed our initial public offering in September 2020 and our common stock is listed on the New York Stock Exchange under the symbol "U". In November 2022, we completed the transactions contemplated by the Agreement and Plan of Merger, dated July 13, 2022, by and among Unity Software Inc., Ursa Aroma Merger Subsidiary Ltd., a company organized under the laws of the State of Israel and a direct wholly owned subsidiary of Unity, and ironSource Ltd., a company organized under the laws of the State of Israel ("ironSource", and such transactions, the "ironSource Merger").
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions, which together comprise our "Strategic Portfolio" surrounding the Unity Engine and related consumption services, and Monetization.
Create Solutions
Our Create Solutions are a robust set of tools and services used to build, ship and run high-definition, real-time 2D and 3D content. Designed for developers, these tools and services are used across a range of industries from games to automotive, aerospace, construction to retail, medical to manufacturing, and beyond. Create Solutions includes our custom real-time 3D engine and development environment with a high-definition render pipeline; AI-driven content creation and workflow enhancements, graphics, animation, and audio tools; navigation, networking, user interface tools and more. Enhanced by cloud services including asset management, DevOps tools and multiplayer game support, creators can leverage our products and extensibility to easily edit, run, and iterate interactive real-time 2D and 3D experiences that can be created once and deployed to a variety of platforms.
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
•Grow Solutions: We operate in a fragmented ecosystem composed of privately held companies up to select divisions of large, well-established public companies. The large companies in our ecosystem may play multiple different roles given the breadth of their business. Examples of these large companies are Amazon, Facebook, Google, Microsoft, and Tencent. Most of these companies are also our partners and customers. Examples of other companies we compete against include AppLovin, Voodoo, and Digital Turbine.
We believe that the principal competitive factors in our market are:
•cross-platform deployability;
•the pace and quality of new product innovation, such as the rise of AI and machine learning and the increasing use of data and trained models;
•supply from publishers, who may also use channels beyond in-app advertising to grow revenue;
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
As of December 31, 2024, we had 256 issued utility patents in the United States that expire between 2031 and 2042, 34 issued utility patents in non-U.S. jurisdictions, and 59 utility patent applications (including 3 provisional applications) pending in the United States and globally. As of such date, we also had 1 registered design patent in the United States and 31 registered design patents in non-U.S. jurisdictions. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole.
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
Human Capital Management
As of December 31, 2024, we had a total of 4,987 full-time employees, across 34 offices and in 17 countries. We also engage contractors and consultants. We had 3,217 employees in technical roles, which accounted for approximately 65% of our total headcount. In addition, our geographic diversification enhances our ability to retain and attract talent, and as of December 31, 2024, approximately 77% of our full-time employees were located outside of the United States. Unity's benefit offerings are designed to help attract and retain our workforce.
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

Table of Contents	Unity Software Inc.
Forms 8-K, may be obtained, free of charge, electronically on this website as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC.
Item 1A. Risk Factors
Risks Related to Our Business, Operations, and Industry
We have a history of losses and may not achieve or sustain profitability on a GAAP basis in the future.
We have experienced significant net losses on a GAAP basis in each period since inception. In addition, our revenue has varied and, in certain quarters and annual periods, declined and could vary and decline in the future. We are not certain whether we will achieve or maintain profitability in the future. Our costs and expenses may increase in the long term on a GAAP basis, which could negatively affect our future results of operations. In addition, we may continue to make investments in such areas as:
•research and development, including investments in our engineering teams and in further differentiating our platform, as well as the development of new solutions and features;
•our sales and marketing organizations to engage our existing and prospective customers, increase brand awareness and drive adoption and expansion of our platform and solutions;
•initiatives to grow our presence in new industries and use cases beyond the gaming industry;
•our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•acquisitions or strategic investments;
•global expansion; and
•our general and administration organization, including legal, IT, and accounting expenses.
Our efforts to achieve profitability may be costlier than we expect and may not be effective. Even if such investments increase our revenue, any such increase may not be enough to offset increased operating expenses. Cost-cutting efforts, such as discontinuing certain product offerings, reducing our workforce or reducing our office footprint, may not be effective or may not be effective on the timelines we expect.
We have a limited history operating our business at its current scale, and as a result, our past results may not be indicative of future operating performance.
We have a limited history operating our business at its current scale and scope. You should not rely on our past results of operations as indicators of future performance. Overall growth of our revenue is difficult to predict and depends in part on our ability to execute on enhancing our machine learning stack and data infrastructure capabilities, our portfolio reset, and other growth strategies. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets. These risks and uncertainties include challenges in accurate financial planning as a result of limited historical data relevant to the current scale and scope of our business and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories.
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

Table of Contents	Unity Software Inc.
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
The markets in which we compete are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. For example, in the third quarter of 2024, we announced the launch of Unity 6 and we began a comprehensive rebuild of our machine learning stack and data infrastructure. In the first quarter of 2025 we announced the roll out of our new machine-learning model, Vector. If Unity 6 fails to gain market acceptance, or if we fail to execute on the rebuild and launch of our machine learning stack and data infrastructure, on a timely basis or at all, our business could be harmed. Similarly, emerging technologies like artificial intelligence could impact the way that customers utilize our solutions as well as enhance the functionality of our solutions. Accordingly, our ability to increase our revenue depends in large part on our ability to maintain, improve and differentiate our existing platform and introduce new functionality promptly and effectively.
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
Revenue growth from our offerings depends on our ability to continue to develop and offer effective features and functionality for our customers and to respond to frequently changing privacy and data security laws and regulations, policies, advancements in competing technologies, and end-user demands and expectations, which will require us to incur additional costs to implement. If we do not continue to improve our platform with additional features and functionality in a timely fashion, or if intended improvements to our platform are ineffective or otherwise not well received by customers, our revenue could be adversely affected.
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
We derive a significant portion of our revenue from our Grow Solutions, and such revenue is primarily generated under a revenue-share or profit-share model. Under such models, our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their revenue. Should customers lose confidence in the value or effectiveness of our Grow Solutions or if our Grow Solutions are less effective, consumption of these offerings could decline. For example, our revenue growth in the first half of 2022 was negatively impacted by challenges with certain of our Grow Solutions that reduced the efficacy of such products. We must continually add new features and functionality to our Grow Solutions to remain competitive and respond to our customers' needs, particularly in a competitive environment. For example, in the third quarter of 2024 we began a comprehensive rebuild of our machine learning stack and data infrastructure. And in the first quarter of 2025, we announced that we were beginning the roll out of our machine-learning model, Vector. If we fail to execute on the rebuild of our machine learning stack and data infrastructure and our offerings, or if our improvements on those offerings such as Vector, fail to perform properly, our business could be harmed.
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
Create Solutions customers have no obligation to renew their subscriptions, which are primarily one to five years in length, after they expire, and have no obligation to continue using our Grow Solutions, which are primarily sold under revenue-share or profit-share-based models. We periodically review our pricing structures and business models and in the third quarter of 2023 we announced changes to our pricing model for our Create Solutions, which were to become effective for users of the next major release of the software expected to be available in 2024. We experienced a high volume of negative customer feedback including a boycott and a slowdown of signing new contracts and renewals as a result of these changes, which we believe negatively impacted our Grow Solutions revenue in the second half of 2023. In light of this customer feedback, we reviewed our pricing structure and announced a new pricing structure during the third quarter of 2024. Although this later announcement was favorably received, decisions to change how we price our products or services have been and may in the future be viewed unfavorably and harm our business.
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

Table of Contents	Unity Software Inc.
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
The markets in which we operate are highly competitive. Specifically, we have faced and may continue to face competition as a result of:
•increased costs for advertisers to target users due to changes in the privacy landscape;
•reduced supply from publishers, who may also use channels beyond in-app advertising to grow revenue;
•rapid technological change, such as the rise of AI and machine learning, increasing use of data and trained models, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences;
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
•intense competition within the gaming market which may impact our company and a significant number of our customers, who also operate in the gaming market; and
•the introduction of alternative solutions by larger, more experienced companies that offer 2D and 3D design solutions in the industries in which we may expand into.
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
We have reset our portfolio to focus on the Unity Engine and related consumption services, and Monetization solutions, exiting other businesses and right-sizing our investments. These efforts may not be effective or sufficient to offset our expenses, and may themselves have adverse impacts, such as loss of continuity or accumulated knowledge, inefficiency during transitional periods, distraction, and potential challenges operating our business with fewer resources. For example, in the first quarter of 2024 we reduced our employee workforce by approximately 25%, and certain members of our management team, including the ironSource founders, departed from their operational roles. The departure of these employees may create a loss of accumulated knowledge, inefficiency, and other challenges to operating

Table of Contents	Unity Software Inc.
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
In addition, the investments we make to grow our business by expanding into new industries will continue to increase our costs and operating expenses on an absolute basis. We expect to invest in sales and marketing resources to develop and expand the use of our solutions by customers in these industries, and we will need to increase our sales and marketing, legal and compliance and other efforts as we seek to expand into new industries that require a different go-to-market strategy than the gaming industry. These investments will occur in advance of our realization of significant revenue from such industries, particularly given that customers in these industries are typically enterprise customers with long contracting cycles, which will make it difficult to determine if we are allocating our resources effectively and efficiently. If the revenue we derive from these investments is not sufficient to achieve a return on investment, our business and results of operations would suffer.
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

Table of Contents	Unity Software Inc.
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
•uncertain macroeconomic conditions, including changing international trade relations, as well as conditions specifically affecting industries in which our customers operate, which can impact customer spending and result in longer deal cycles;
•incorrect estimates or judgments relating to our critical accounting policies;
•impact of new accounting pronouncements or changes in accounting principles;
•costs that we incur in order to comply with changing regulatory, tax or legal requirements, especially with respect to AI, privacy and security matters; and

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
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
We provide service-level agreement commitments related to certain of our Create and Grow Solutions customers. If we fail to meet these contractual commitments, our business could be harmed.
Certain of our Create and Grow Solutions customers are entitled to service-level agreements commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer agreements, we could face terminations. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition and results of operations.
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

Table of Contents	Unity Software Inc.
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
•difficulty collecting accounts receivable and potential for longer payment cycles;

Table of Contents	Unity Software Inc.
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
•changes in trade relations, particularly with China, regulations, laws or enforcement, including changes to export control restrictions, economic sanctions, and trade embargoes;
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

Table of Contents	Unity Software Inc.
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
We offer our solutions to customers globally and have operations globally. Although the majority of our cash generated from revenue is denominated in U.S. dollars, revenue generated and expenses incurred by our subsidiaries outside of the U.S. are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements have been and will continue to be subject to fluctuations due to changes in exchange rates as the financial results of our non-U.S. subsidiaries are translated from local currencies into U.S. dollars. In particular, the strengthening of the U.S. dollar could continue to negatively impact our business. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently engage in currency hedging activities to limit the risk of exchange fluctuations and, as a result, our financial condition and operating results have been and could continue to be adversely affected by such fluctuations.
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

Table of Contents	Unity Software Inc.
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
We may fail to realize the possible platform advantages between our Create and Grow Solutions, or those advantages may take longer to realize than expected.
We believe that there are significant benefits and advantages that may be realized through leveraging our Create and Grow Solutions. However, the efforts to realize these benefits and advantages is a complex process. The full benefits of these advantages may not be realized as expected or may not be achieved within the anticipated time frame, or at all. In addition, we may incur additional or unexpected costs in order to leverage the advantages of being a single platform designed to deliver value to developers across the entire lifecycle. Failure to achieve these platform advantages could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, and negatively impact our stock price.
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
Our reputation and ability to attract and retain customers and grow our business depends in part on our ability to operate our platform at high levels of reliability, scalability and performance, including the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Interruptions in the performance of our platform and solutions, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the availability of our platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of customers accessing our platform simultaneously, denial-of-service attacks or other security-related incidents.
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
We are increasingly building AI into certain of our offerings, such as Vector, our new machine-learning model, Unity Muse, an expansive platform for AI-driven assistance during creation, and Unity Sentis, which allows creators to embed an AI model in the Unity Runtime for their game or application, enhancing gameplay and other functionality. We continue to advance machine learning algorithms in our Grow Solutions, which are designed to enable us to provide customers with better performance. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The evolving regulatory landscape and our product development efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical

Table of Contents	Unity Software Inc.
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
If we or the third parties with whom we work experience a security breach or unauthorized parties otherwise obtain access to our customers' data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our solutions may be reduced, and we may incur significant liabilities.
Operating our business and platform involves the collection, processing, storage and transmission of sensitive, proprietary and confidential information, including personal information of our personnel, customers and their end users, our proprietary and confidential information and the confidential information we collect from our partners, customers and creators.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists" organized criminal threat actors, personnel (such as through theft, misuse, or accident), sophisticated nation states, and nation-state-supported actors.
During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. For example, the increased hostilities and militarization in and around Israel, where a significant part of our Grow Solutions operations is based, may lead to an increase in politically motivated cyber-attacks which could impact our operations and harm our business.
We and the third parties with whom we work are subject to a variety of constantly evolving threats, including but not limited to, computer malware (including as a result of advanced persistent threat intrusions), software bugs and vulnerabilities, malicious code, viruses and worms, social engineering (including through deep fakes, which are increasingly more difficult to identify as fake, spear phishing and ransomware attacks), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply chain attacks server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI and other similar threats.
Such threats have become more prevalent in our industry in recent years and the emergence of new AI technologies presents risks of further vulnerabilities. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses and resources to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be

Table of Contents	Unity Software Inc.
compromised by personnel, theft or errors, and have been in the past and may in the future be insufficient to prevent harm resulting from security vulnerabilities in software or systems on which we rely. Additionally, our remote workforce poses increased risks to our IT assets and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Additionally, our or our customers' sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel's, or vendors' use of generative AI technologies. Any such information that we input into a third-party generative AI or ML platform could be revealed to others, including if information is used to train the third party's AI/ML models. Additionally, where an AI/ML model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, AI/ML models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor "poisons" the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called "hallucination"). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could lead us to make decisions that could bias certain individuals or classes of individuals and adversely impact their rights. As a result, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.
Such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful or inappropriate access to, inability to access, disclosure of or loss of the sensitive, proprietary and confidential information that we handle. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information security systems, but we have not always been, and may in the future not be, able to detect, mitigate, and remediate all such vulnerabilities. As one example, like many companies, we use Log4j with respect to certain software or systems to log security and performance information. A vulnerability in Log4j was discovered in late 2021 and widely exploited by threat actors, and, upon learning of this vulnerability, we made updates to our offerings and infrastructure intended to reduce risks associated with the vulnerability. Investigations into potential incidents occur as part of our security program. Moreover, we have experienced and may in the future experience delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Security incidents could also damage our IT systems, our ability to provide our products and services, and our ability to make the financial reports and other public disclosures required of public companies.
We rely on third parties to provide critical services that help us deliver our solutions and operate our business. In the course of providing their services, these third parties may support or operate critical business systems for us or store or process personal, sensitive, proprietary and/or confidential information on our behalf. Our ability to monitor these third parties' information security practices is limited and these third-party providers may not have adequate security measures and have experienced and could experience in the future security incidents that compromise the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third parties for the resulting liability we incur.
We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers' discretion, or identify security areas or measures for which our customers are responsible. For example, our customers are responsible for implementing multi-factor authentication to access their accounts. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse

Table of Contents	Unity Software Inc.
our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security breaches, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and revenue may be adversely impacted.
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we have in the past been and may in the future be unable to anticipate attempted security breaches, react in a timely or effective manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers' confidential, proprietary, and personal information under our control or under the control of third parties with whom we work, we cannot assure you that any security measures that we or our third-party service providers have implemented has been or will in the future be effective against current or future security threats. A security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our reputation and brand, reduce demand for our solutions, disrupt normal business operations, require us to incur material costs to investigate and remedy the incident and prevent recurrence, expose us to litigation, regulatory enforcement action, fines, penalties and damages and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
We have contractual and legal obligations to notify relevant stakeholders of security breaches or to take other actions, such as providing credit monitoring and identifying theft protection services. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our security measures.
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

Table of Contents	Unity Software Inc.
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
We currently serve our users from co-located data centers in the U.S. We also use various third-party cloud hosting providers such as Google Cloud, AWS, Azure, and Tencent to provide cloud infrastructure for our platform. Our Create Solutions and Grow Solutions rely on the operations of this infrastructure. Customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide some customers with service-level commitments with respect to uptime. In addition, our Grow Solutions and enterprise game server hosting depend on the ability of these data centers and cloud infrastructure to allow for our customers' configuration, architecture, features and interconnection specifications and to secure the information stored in these data centers. Any limitation on the capacity of our data centers or cloud infrastructure could impede our ability to onboard new customers or expand the usage of our existing customers, host our solutions or serve our customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our data centers or cloud infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, outbreaks of contagious diseases, telecommunications failures, terrorist or other attacks and other similar events beyond our control could negatively affect the cloud-based portion of our platform. A prolonged service disruption affecting our data centers or cloud-based services for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative providers or taking other actions in preparation for, or in response to, events that damage the third-party hosting services we use.
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

Table of Contents	Unity Software Inc.
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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. For example, we have commenced in the past and may in the future commence litigation proceedings to enforce our intellectual property rights, such as rights under our software licenses, and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Our inability to enforce our unique licensing structure, including financial eligibility tiers, and our inability to protect our proprietary technology against unauthorized copying or use, including circumvention of licensing or usage restrictions as well as any costly litigation or diversion of our management's attention and resources, could delay further sales or the implementation of our solutions,

Table of Contents	Unity Software Inc.
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
We have faced and may in the future, face intellectual property disputes. Such disputes and intellectual property litigation can be time-consuming and expensive to resolve and they divert management's time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain a higher profile, the possibility of intellectual property rights and other claims against us grows. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend against claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents and patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction as a remedy for infringement of third-party intellectual property rights and if we cannot license or develop alternative technology, we may be forced to limit or stop sales of our solutions or cease business activities related to such intellectual property. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using solutions that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

Table of Contents	Unity Software Inc.
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
Our success and future growth depend upon the continued services of our management team and other key employees. Changes in our management team could disrupt our business. For example, we've recently experienced significant management turnover, including the recent appointment of Jarrod Yahes as our Senior Vice President and Chief Financial Officer. Any inability to successfully manage executive transitions, retain senior executives or key employees, or find adequate replacements, could disrupt our operations and harm our business.
In addition, we must attract and retain highly qualified personnel, such as software engineers because of the complexity of our solutions. We have had difficulty quickly filling certain open positions in the past, and despite reevaluating our headcount needs, slowing down our hiring efforts, and reducing our

Table of Contents	Unity Software Inc.
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
We believe that maintaining and enhancing our brand reputation is important to support the marketing and sale of our platform to new and existing customers and grow our strategic partnerships. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer a reliable platform that continues to meet the needs and preferences of our customers at competitive prices, our ability to maintain our customers' trust, our ability to continue to develop new functionality to address a wide variety of use cases and our ability to successfully differentiate our platform from competitors. We have in the past and may in the future experience public scrutiny of our business decisions and announcements. For example, in the third quarter of 2023 we announced changes to our pricing model, which caused public scrutiny of our decision making, announcement and terms of service, all of which harmed our brand reputation and negatively impacted our business.
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
Risks Related to Laws, Regulations, and the Global Economy
We and the third parties with whom we work are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, industry standards and other obligations relating to privacy and, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
Our offerings, and particularly our Grow Solutions, rely on our ability to process sensitive, proprietary, confidential, and regulated information, including personal information, that belongs to us or that we, or the third parties with whom we work, handle on behalf of others such as our customers. These activities are regulated by an increasing number of various federal, state, local, and foreign privacy and data security laws and regulations. These have become increasingly stringent and continue to evolve, requiring significant resources for compliance. Any actual or perceived non-compliance could result in litigation, regulatory proceedings, fines and civil or criminal penalties, obligations to cease offerings or to substantially modify our Grow Solutions in ways that make them less effective in certain jurisdictions, negative publicity, and reduced overall demand for our platform or reduced returns on our Grow Solutions.

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
In addition, certain jurisdictions may enact or have already enacted data localization cross-border data transfer laws. For example, the cross-border data transfer landscape in Europe remains unstable despite an agreement between the U.S. and Europe, and other countries outside of Europe have enacted or are considering enacting cross border data transfer restrictions and laws requiring data residency. The EU GDPR, UK GDPR, and other European privacy and data security laws generally prohibit the transfer of personal information to countries outside the European Economic Area ("EEA"), such as the U.S., that are not considered by some authorities as generally providing an adequate level of data protection.
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
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal information privacy laws, health information privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act ("TCPA") imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Some states have enacted laws similar to the TCPA, with similar potential exposure. In addition, the California Consumer Privacy Act ("CCPA"), which applies to personal information of consumers, business representatives, employees, and other individuals with whom we interact, imposes a number of obligations on covered businesses, including requirements to respond to requests from California residents related to their personal information. The CCPA contains significant potential penalties for noncompliance. Additionally, the California Privacy Rights Act expanded the CCPA's requirements, including by adding new rights and establishing a new regulatory agency to implement and enforce the law. Other states are considering or have also enacted privacy and data security laws, which increase compliance costs and resources. Our actual or perceived noncompliance with these and other emerging state laws could harm our business.

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
In addition to increasing government regulation, we have obligations relating to privacy and data security under our published policies and documentation, contracts and applicable industry standards. For example, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), which requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
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
In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the U.K., regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the U.S., state privacy laws, including the CCPA, grant residents the right to opt-out of most forms of targeted advertising (or to opt-in, in the case of residents under age 16). Some of the laws also require covered businesses to honor certain user-enabled browser signals, such as the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, "do not track" mechanisms (such as browser signals from the Global Privacy Control), and "ad-blocking" software to prevent the collection of their personal information for targeted advertising purposes. As a result, we have been and may be required to change the way we market our offerings, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
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

Table of Contents	Unity Software Inc.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including Pillar One and Pillar Two related taxes as proposed by the Organization for Economic Co-operation and Development (the "OECD") and which began to be implemented by many jurisdictions in which we operate in 2024. At this time, we do not expect Pillar Two legislation to have a material impact to our consolidated financial statements;
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
As of December 31, 2024, we had net operating loss ("NOL") carryforwards for U.S. federal, state, and foreign purposes of $619 million, $472 million, and $1.0 billion, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2026. A lack of future taxable income would adversely affect our ability to utilize a portion of these NOL carryforwards before they expire. U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state

Table of Contents	Unity Software Inc.
taxes owed. For these reasons, we may not be able to utilize all of our NOL carryforwards, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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

Table of Contents	Unity Software Inc.
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
It is possible that a number of laws and regulations may be adopted or construed to apply to us or our customers in the U.S. and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution, antitrust, and the use of artificial intelligence, and therefore our solutions or components may be deemed or perceived illegal or unfair practices. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as us and our customers conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase, and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing or the use of in-app purchases or such enabling technology, labeling of free-to-play games or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover games made with our solutions and the revenue that we receive from our Grow Solutions. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of mobile gaming and impair our business, financial condition or results of operations.
Risks Related to Our Convertible Notes
Our Notes and the issuance of shares of our common stock upon conversion of the Notes, if any, may impact our financial results, result in dilution to our stockholders, create downward pressure on the price of our common stock, and restrict our ability to raise additional capital or to engage in a beneficial takeover.
In November 2022, we issued $1.0 billion in aggregate principal amount of 2.0% convertible senior notes due 2027 (the "2027 Notes"), and in November 2021, we issued approximately $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes," together with the 2027 Notes, the "Notes"). In March 2024, we repurchased approximately $480 million aggregate principal amount of our 2026 Notes in privately negotiated transactions with holders of the 2026 Notes and as of December 31, 2024, we had approximately $1.2 billion aggregate principal amount of 2026 Notes outstanding. We are subject to a variety of risks related to the Notes, such as:
•servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt, and our ability to make scheduled payments of the principal and interest, or to refinance or repurchase our Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control;

Table of Contents	Unity Software Inc.
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
•we may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness; and
•the conditional conversion feature of the 2026 Notes, if triggered, and the conversion feature of the 2027 Notes may adversely affect our liquidity if we elect or are required to settle a portion or all of our conversion obligation through the payment of cash.
The conditional conversion feature of the 2026 Notes, if triggered, and the conversion feature of the 2027 Notes may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled under the indenture governing the 2026 Notes to convert their 2026 Notes at any time during specified periods at their option. Holders of the 2027 Notes are entitled under the indenture governing the 2027 Notes to convert their 2027 Notes at any time prior to maturity. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of December 31, 2024, the 2026 Notes were not convertible at the option of the holder. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to classify or reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Table of Contents	Unity Software Inc.
common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes (and are likely to do so on each exercise date of the Capped Call Transactions or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption or conversion of the 2026 Notes). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the 2026 Notes, the 2027 Notes or the shares of our common stock. Any of these activities could adversely affect the value of the 2026 Notes, the 2027 Notes and our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We are committed to our privacy and security programs, and our security team strives to protect our customer and employee data from cybersecurity risks. From time to time, and at least annually, we review and update if necessary our privacy standards and policies in response to evolving regulatory requirements and internal Unity requirements. Unity personnel are provided annual privacy training, with additional targeted training for key participants in our privacy program. We have procedures in place to address suspected security breaches and notify users determined to be affected and applicable regulators of a breach where we are legally required to do so.
We have a security policy which outlines mandatory security requirements for all of our employees, contractors or other agents. This policy is supported by internal standards, directives and procedures. The security program includes implementation of software security throughout the development life cycle, vulnerability and configuration management software across certain data infrastructure, products and services. Our risk management process includes employee education and annual analysis of risks from across the company, which are then prioritized for remediation. Our approach to cybersecurity is integrated into our overall company-wide approach to risk management. Our management team, including our Deputy Chief Security Officer and our Data Privacy Officer, evaluates risks from cybersecurity threats against our overall business objectives and regularly reports to both the Audit Committee of our board of directors and to our internal audit function which evaluates our overall enterprise risk.
We engage third party services in connection with our processes for vendor security reviews and incidents. We are continuing to refine our processes to oversee and identify the risks from cybersecurity threats associated with our use of any third-party service provider.
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

Table of Contents	Unity Software Inc.
Our Deputy Chief Security Officer and Data Privacy Officer oversee our assessment, prevention, detection and management of cybersecurity risks, and report to our executive team, including our Chief Information Officer, Chief Financial Officer and Chief Legal Officer. Collectively, they have expertise in cybersecurity, privacy law and regulation, and governance, and their teams comprise personnel with a broad range of experience across the private and public sectors, the technology industry, and in different geographic regions. Our Deputy Chief Security Officer Security has over 25 years of experience in multiple business verticals and has led security organizations and managed global practices for Fortune 500 technology companies. He became our Deputy Chief Security Officer after previously serving in that role at ironSource, prior to its merger with us.
Our security team follows an incident response process which we are continuing to evaluate and enhance. Pursuant to this process, incidents which may result in economic loss to the company, reputational harm or require notifications to individuals and government authorities are reported to our executive team. Our Chief Security Officer also provides a quarterly summary of investigations given to an executive data council, and our Data Privacy Officer reports on our compliance posture with respect to new and pending laws and regulations.
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
In 2024, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. Refer to "Item 1A. Risk Factors" for a description of the risks from cybersecurity threats that may materially affect the Company, including the risk factor titled, "If we or the third parties with whom we work experience a security breach or unauthorized parties otherwise obtain access to our customers' data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our solutions may be reduced, and we may incur significant liabilities".
Item 2. Properties
Our corporate headquarters are located in San Francisco, California, where we lease approximately 53,000 square feet of space under a lease that expires in August 2025. Currently, our largest office is located in Montreal, Canada, with approximately 188,000 square feet under a lease that expires in June 2030. Our next largest office is located in Shanghai, China, with approximately 146,000 square feet under a lease that expires in July 2027. In addition, we maintain offices in various states in the United States, across Europe, Asia and Latin America.
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
Holders of Record
As of December 31, 2024, we had 384 stockholders of record of our common stock, including brokers and other institutions, which hold shares of our common stock on behalf of an indeterminate number of beneficial holders.
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
The performance graph below compares (i) the cumulative total return on our common stock from September 18, 2020 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2024 with (ii) the cumulative total return of the S&P 500 Information Technology Index ("SP500-45") and the Nasdaq 100 Technology Sector ("NDXT") Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on September 18, 2020 and the reinvestment of dividends. The performance graph uses the closing market price on September 18, 2020 of $68.35 per share as the initial value of our common stock. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Table of Contents	Unity Software Inc.

Comparison of Cumulative Total Return
250
200
150
100
50
0
9/18/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Unity Software Inc.
S&P 500 Information Technology Index
Nasdaq 100 Technology Sector

Company/Index	9/18/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Unity Software Inc.	$100	$225	$209	$42	$60	$33
S&P 500 Information Technology Index	$100	$117	$156	$111	$173	$235
Nasdaq 100 Technology Sector	$100	$116	$155	$93	$156	$167
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
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of 2022 and year-over-year comparisons between

Table of Contents	Unity Software Inc.
fiscal 2023 and 2022 that are not included in this Form 10-K can be found under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that was filed with the SEC on February 29, 2024, and are incorporated by reference herein.
Overview
Unity offers a suite of tools to create, market and grow games and interactive experiences across all major platforms from mobile, PC, and console, to extended reality (XR).
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions, which together comprise our Strategic Portfolio surrounding the Unity Engine and related consumption services, and Monetization.
Recent Developments in Our Business
Starting in the fourth quarter of 2023, we began to reset our product and service offerings to focus on our core businesses, which we refer to as our "Strategic Portfolio": the Unity Engine and related consumption services, and Monetization, while narrowing our investments in new businesses to those most attractive, mainly Industries beyond gaming. We also exited businesses where we do not believe that we can provide unique value to customers or generate a sound return to investors. Specifically, we have limited our Professional Services business to a few selected strategic engagements, we are shifting our multiplayer business to support the demands of live multiplayer games beyond infrastructure, and we have stopped the independent development of professional artistry tools, which we will instead consider integrating into the Unity Editor. During the year ended December 31, 2024 we recognized approximately $90 million of revenue associated with these non-strategic portfolios and we expect that these amounts will decline throughout 2025.
In the year ended December 31, 2024, we began to substantially reduce our workforce and our office footprint. This resulted in approximately $214 million in employee separation costs, primarily related to the acceleration and modifications of equity awards, and $53 million of non-employee charges associated with these reductions. We are continuing to evaluate our facility needs, and expect more changes in 2025.
In the third quarter of 2023, we announced changes to our pricing model for our Create Solutions. We experienced a high volume of negative customer feedback including a boycott and a slow down of signing new contracts and renewals as a result of these changes. In the third quarter of 2024, before the pricing changes took effect, we announced the cancellation of those pricing changes, the reversion to a subscription-based model, and price increases, for gaming customers. While the initial customer response to this announcement has been positive and we expect this change to benefit our business over the long term, the ultimate impact remains uncertain.
For additional details, refer to the section titled "Risk Factors."
Key Metrics
We monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. In light of our portfolio reset, we have revised and restated these metrics to include inputs from our Strategic Portfolio only.
Customers Contributing More Than $100,000 of Revenue
We focus on the number of customers that generated more than $100,000 of revenue in our Strategic Portfolio, in the trailing 12 months, as this segment of our customer base represents the majority of our revenue. We define a customer as an individual or entity that generated revenue during the measurement period. A single organization with multiple divisions, segments, or subsidiaries is generally counted as a single customer, even though we may enter into commercial agreements with multiple parties within that organization. We had 1,254, 1,222, and 1,202 such customers in the trailing 12 months

Table of Contents	Unity Software Inc.
as of December 31, 2024, 2023, and 2022, respectively. The year over year increase was largely a result of our subscriptions growth. While these customers represented the substantial majority of revenue for the years ended December 31, 2024, 2023, and 2022, respectively, no one customer accounted for more than 10% of our revenue for any of those years.
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

	As of December 31,
	2024	2023	2022
Dollar-based net expansion rate	96%	100%	111%
Our dollar-based net expansion rate as of December 31, 2024 was driven primarily by decreases in Grow Solutions revenue, due to competition in the advertising market, and to a lesser extent decreases in professional services revenue within Create Solutions, offset by growth in subscriptions revenue. Our dollar-based net expansion rate as of December 31, 2023, was driven primarily by decreases in Grow Solutions revenue, due to competition in the advertising market, offset by growth in subscriptions revenue, and professional services revenue, within Create Solutions. Our dollar-based net expansion rate as of December 31, 2022, was driven primarily by increases in Grow Solutions revenue, due in part to the ironSource merger, and growth in subscriptions revenue, and professional services revenue, within Create Solutions. The decrease in dollar-based net expansion rate, compared to the comparable prior year periods, is attributable to declines in Grow Solutions, and professional services revenue, as noted above.

Table of Contents	Unity Software Inc.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year.
Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,813,255	$2,187,317	$1,391,024
Cost of revenue	480,853	733,722	442,500
Gross profit	1,332,402	1,453,595	948,524
Operating expenses
Research and development	924,830	1,053,588	959,491
Sales and marketing	752,649	834,625	497,956
General and administrative	410,072	398,176	373,290
Total operating expenses	2,087,551	2,286,389	1,830,737
Loss from operations	(755,149)	(832,794)	(882,213)
Interest expense	(23,542)	(24,580)	(7,404)
Interest income and other income (expense), net	111,558	59,529	7,192
Loss before income taxes	(667,133)	(797,845)	(882,425)
Provision for (benefit from) Income taxes	(2,846)	28,477	37,063
Net loss	$(664,287)	$(826,322)	$(919,488)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	27	34	32
Gross profit	73	66	68
Operating expenses
Research and development	51	48	69
Sales and marketing	41	38	36
General and administrative	23	18	27
Total operating expenses	115	104	132
Loss from operations	(42)	(38)	(63)
Interest expense	(1)	(1)	(1)
Interest income and other income (expense), net	6	2	1
Loss before income taxes	(37)	(37)	(63)
Provision for (benefit from) Income taxes	—	1	3
Net loss	(37)%	(38)%	(66)%
Revenue
Create Solutions
We generate Create Solutions revenue primarily through our suite of Create Solutions subscriptions inclusive of enterprise support, professional services, and consumption services. Our subscriptions provide customers access to technologies that allow them to edit, run, and iterate interactive, RT3D and 2D experiences that can be created once and deployed to a variety of platforms. Enhanced support services are provided to our enterprise customers and are generally sold separately from the Create Solutions subscriptions. Professional services are provided to our customers and include consulting, platform integration, training, and custom application and workflow development. Cloud and hosting services are provided to our customers to simplify and enhance the way our users access and harness our solutions.
Grow Solutions
We generate Grow Solutions revenue primarily through our monetization solutions and game publishing services. Our monetization solutions allow publishers, original equipment manufacturers, and mobile carriers to sell available advertising inventory on their mobile applications or hardware devices to advertisers for in-application or on-device placements. Our revenue represents the amount we retain from the transaction we are facilitating through our Unified Auction and mediation platform. Our game publishing services provide game developers with the infrastructure and expertise to launch their mobile games and manage their growth; this is achieved through marketability testing tools, live games management tools and game design support, and optimizing the implementation of the customer's commercial model. Through these publishing services, we generate revenue from in-app advertising in published games and in some cases, in-app purchase revenue. Our Grow Solutions revenue did benefit from seasonality in 2024, with the fourth quarter being the strongest quarter for our Grow Solutions primarily as a result of an increase in players during the holidays and device sales during the fourth quarter holiday season.

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Create Solutions	$613,966	$859,174	$716,078
Grow Solutions	1,199,289	1,328,143	674,946
Total revenue	$1,813,255	$2,187,317	$1,391,024
Total revenue decreased in the year ended December 31, 2024, compared to the comparable prior year period, primarily due to a decrease in Create Solutions revenue, primarily due to the termination of the subscription agreement with Wētā FX Limited, which includes approximately $99 million of incremental revenue in the fourth quarter of 2023 from terminating Wētā FX Limited's subscription rights in exchange for a perpetual license; and a decrease in professional services revenue, and consumption services revenue, both caused by the portfolio reset. The decrease in Create Solutions revenue was partially offset by increases in subscription revenue.
The decrease in total revenue was further driven by a decrease in Grow Solutions revenue, which was negatively impacted by competition. To be more competitive we are focused on enhancing our machine learning stack and data infrastructure capabilities, which we believe will take some time to manifest in sustainable increased performance. In the near term, we are transitioning to use the new machine learning stack, and we expect that this transition will negatively impact our Grow Solutions revenue, and improve gradually as our model improves and learns over time. The decrease in Grow Solutions revenue was further driven by the return of customer incentives, issued by ironSource prior to the merger, for which we received approximately $72 million of revenue in 2023, and no material amounts in 2024. We do not expect to receive any material amounts related to these customer incentives in any future periods.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation) for employees and subcontractors associated with our product support and professional services organizations, hosting expenses, the amortization of intangible assets, and costs of related facilities.
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including our product mix, the costs associated with third-party hosting services and the extent to which we expand and drive efficiencies in our hosting costs, professional services, and customer support organizations. We expect our gross profit to increase in absolute dollars in the long term but decrease in the short term as we reset our product portfolio to focus on the Unity Engine and related consumption services, and Monetization solutions. We expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.
Cost of revenue for the year ended December 31, 2024 decreased, compared to the comparable prior year period, primarily due to a decrease in amortization expenses related to intangible assets acquired through our business combinations, which includes $105 million of incremental expenses in the fourth quarter of 2023 from fully amortizing intangible assets related to the Wētā FX Limited contract that was terminated, a decrease in personnel costs, driven by our reductions in headcount, and a decrease in our hosting expenses in line with decreases in related revenue.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes.

Table of Contents	Unity Software Inc.
As part of our efforts to restructure and streamline our organizational structure, in 2023 we began workforce reductions, and began to reduce our number of corporate offices. We incurred restructuring and reorganization expenses of approximately $70 million for the year ended December 31, 2023, of which $52 million related to reductions in our workforce, largely within research and development expense, and $18 million related to our intent to exit certain leased facilities, primarily impairment charges on operating lease assets in general and administrative expense.
Further, in January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements and substantially in the first quarter of 2024, we incurred incremental employee separation costs of approximately $214 million in the year ended December 31, 2024, largely driven by the acceleration and modification of equity awards, including $15 million within cost of revenue, $48 million within research and development expense, $58 million within sales and marketing expense, and $93 million within general and administrative expense. In addition, we incurred approximately $53 million of non-employee charges associated with this restructuring in 2024, largely within research and development expense.
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
Research and development expense for the year ended December 31, 2024 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs driven by our reductions in headcount in the first quarter of 2024.
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
Sales and marketing expense for the year ended December 31, 2024 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs, driven by our reductions in headcount in the first quarter of 2024, and a decrease in amortization expenses related to intangible assets.
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
General and administrative expense for the year ended December 31, 2024 increased, compared to the comparable prior year period, primarily due to higher personnel-related costs, driven by employee separation costs in the first quarter of 2024.

Table of Contents	Unity Software Inc.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the year ended December 31, 2024 decreased, compared to the comparable prior year period, in line with our outstanding debt obligations.
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
Interest income and other income (expense), net, for the year ended December 31, 2024 increased, compared to the comparable prior year period, primarily due to gains on the repurchase of convertible debt of $61.4 million in the first quarter of 2024.
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
The benefit from income taxes for the year ended December 31, 2024 changed as compared to the provision for income taxes in the comparable prior year period, primarily due to a tax benefit from our foreign losses in connection with employee separation costs recorded in the first quarter of 2024 and our continued restructuring efforts in the first quarter of 2024 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
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
Adjusted Gross Profit and Adjusted EBITDA
We define adjusted gross profit as GAAP gross profit excluding expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, and restructurings and reorganizations. We define adjusted gross margin as adjusted gross profit as a percentage of revenue. We define adjusted EBITDA as net income or loss excluding benefits or expenses associated with stock-

Table of Contents	Unity Software Inc.
based compensation, amortization of acquired intangible assets, depreciation, acquisitions, restructurings and reorganizations, insurance reimbursement for legal expenses, interest, income tax, and other non-operating activities, which primarily consist of foreign exchange rate gains or losses.
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
•adjusted EBITDA excludes costs incurred from our acquisitions;
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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2024	2023
GAAP gross profit	$1,332,402	$1,453,595
Add:
Stock-based compensation expense	43,566	80,213
Amortization of intangible assets expense	108,580	243,690
Depreciation expense	9,613	10,480
Restructuring and reorganization costs	15,154	13,510
Adjusted gross profit	$1,509,315	$1,801,488
GAAP gross margin	73%	66%
Adjusted gross margin	83%	82%

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2024	2023
GAAP net loss	$(664,287)	$(826,322)
Stock-based compensation expense	469,128	648,696
Amortization of intangible assets expense	353,371	515,489
Depreciation expense	55,609	48,427
Acquisition-related costs	—	888
Restructuring and reorganization costs	266,855	70,373
Insurance reimbursement for legal settlement	—	(3,250)
Interest expense	23,542	24,580
Interest income and other income (expense), net	(111,558)	(59,529)
Provision for (benefit from) income taxes	(2,846)	28,477
Adjusted EBITDA	$389,814	$447,829
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
•it is not a substitute for net cash provided by operating activities;
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2024	2023
Net cash provided by operating activities	$315,553	$234,700
Less:
Purchases of property and equipment	(29,549)	(55,921)
Free cash flow	$286,004	$178,779

Net cash provided by (used in) investing activities	$(42,409)	$44,040
Net cash used in financing activities	$(338,307)	$(174,015)

Table of Contents	Unity Software Inc.
Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $1.5 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in government money market funds and time deposits.
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
In connection with the ironSource Merger in November 2022, we issued $1.0 billion in aggregate principal amount of the 2027 Notes, the proceeds of which were used to fund repurchases under our share repurchase program. We previously issued approximately $1.7 billion in aggregate principal amount of the 2026 Notes in November 2021, of which approximately $480 million in aggregate principal was repurchased in March 2024 for approximately $415 million. See Note 9, "Borrowings," for additional discussion of the Notes.
In July 2022, our board of directors approved our share repurchase program, which authorized the repurchase of up to $2.5 billion of shares of our common stock in open market transactions, which expired in November 2024.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $3.7 billion as of December 31, 2024. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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

Table of Contents	Unity Software Inc.
Our changes in cash flows were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$315,553	$234,700	$(59,431)
Net cash provided by (used in) investing activities	(42,409)	44,040	723,228
Net cash used in financing activities	(338,307)	(174,015)	(226,634)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(11,223)	(6,146)	1,926
Net change in cash, cash equivalents, and restricted cash	$(76,386)	$98,579	$439,089
Cash Provided by Operating Activities
During the year ended December 31, 2024, net cash provided by operating activities was primarily due to a decrease in our net loss, adjusted for certain non-cash items, which include depreciation and amortization, stock-based compensation, gain on convertible notes, impairments, and other, offset by a decrease in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the year ended December 31, 2024, net cash used in investing activities consisted primarily of purchases of property and equipment, and purchases of intangible assets.
Cash Used in Financing Activities
During the year ended December 31, 2024, net cash used in financing activities consisted of repayments of convertible notes, offset by the proceeds from the issuance of common stock under our employee equity plans.
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
For advertisements placed through our Grow Solutions networks, we evaluate whether we are the principal, where revenue would be reported on a gross basis, or the agent, where revenue would be reported on a net basis. This evaluation of whether to present revenue on a gross or net basis requires significant judgment. We present revenue on a net basis for sales where we are facilitating the transaction between advertisers and publishers and do not have control over in-app placement. Alternatively, we present revenue on a gross basis for advertising sales where we are the publisher and have control of the in-app placement.
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
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. We recognize interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statement of operations.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unity Software Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, revenue is recognized when the Company's contractual performance obligations are satisfied, in an amount that reflects the consideration expected. Significant judgment is required to determine the level of integration and interdependencies among the individual promises included in the Company’s Create Solutions subscriptions. This determination influences whether the software is a distinct and separate performance obligation that should be recognized at a point in time or whether the software should be combined with other promises and recognized over time. Management has concluded that the Company’s Create Solutions subscription is a single performance obligation because the software and software updates are highly interdependent and interrelated. As such, the single performance obligation is recognized over the contract term as the subscription is delivered.

Auditing the Company's determination whether the promises included in the Company’s Create Solutions subscriptions should be accounted for as a single performance obligation required a significant level of auditor judgment.

How We Addressed the Matter in Our Audit	We evaluated the design and tested the operating effectiveness of internal controls over the Company's determination that the Company’s Create Solutions subscriptions represent a single performance obligation.

Our audit procedures also included, among others, assessing the nature and frequency of the software updates and the level of integration and interdependency between the software and software updates by performing inquiries with the Company’s product specialists and further reviewing communication to the Company’s customers on its Create Solutions subscriptions. We have also evaluated the Company’s revenue disclosures in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2019.
San Francisco, California
February 21, 2025

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,517,672	$1,590,325
Accounts receivable, net	573,884	611,723
Prepaid expenses and other	133,795	122,843
Total current assets	2,225,351	2,324,891
Property and equipment, net	98,819	140,887
Goodwill	3,166,304	3,166,304
Intangible assets, net	1,066,235	1,406,745
Other assets	180,698	204,614
Total assets	$6,737,407	$7,243,441
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,948	$14,517
Accrued expenses and other	294,951	307,704
Publisher payables	394,284	385,113
Deferred revenue	186,304	186,769
Total current liabilities	889,487	894,103
Convertible notes	2,238,922	2,711,750
Long-term deferred revenue	16,846	6,015
Other long-term liabilities	165,004	217,195
Total liabilities	3,310,259	3,829,063
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests	230,627	225,797
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 409,393 and 384,872	2	2
Additional paid-in capital	6,936,038	6,259,479
Accumulated other comprehensive loss	(9,425)	(5,009)
Accumulated deficit	(3,735,944)	(3,071,830)
Total Unity Software Inc. stockholders' equity	3,190,671	3,182,642
Noncontrolling interest	5,850	5,939
Total stockholders' equity	3,196,521	3,188,581
Total liabilities and stockholders' equity	$6,737,407	$7,243,441
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,813,255	$2,187,317	$1,391,024
Cost of revenue	480,853	733,722	442,500
Gross profit	1,332,402	1,453,595	948,524
Operating expenses
Research and development	924,830	1,053,588	959,491
Sales and marketing	752,649	834,625	497,956
General and administrative	410,072	398,176	373,290
Total operating expenses	2,087,551	2,286,389	1,830,737
Loss from operations	(755,149)	(832,794)	(882,213)
Interest expense	(23,542)	(24,580)	(7,404)
Interest income and other expense, net	111,558	59,529	7,192
Loss before income taxes	(667,133)	(797,845)	(882,425)
Provision for (benefit from) Income taxes	(2,846)	28,477	37,063
Net loss	(664,287)	(826,322)	(919,488)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(173)	(4,311)	(1,296)
Adjustments attributable to redeemable noncontrolling interests	—	—	2,870
Net loss attributable to Unity Software Inc.	$(664,114)	$(822,011)	$(921,062)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(1.68)	$(2.16)	$(2.96)
Weighted-average shares used in computation of basic and diluted net loss per share	395,951	380,457	310,504
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(664,287)	$(826,322)	$(919,488)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(5,544)	(4,556)	259
Change in unrealized gains (losses) on short-term investments	—	—	969
Change in unrealized gains on derivative instruments	—	289	939
Other comprehensive income (loss)	(5,544)	(4,267)	2,167
Comprehensive loss	$(669,831)	$(830,589)	$(917,321)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(173)	(4,311)	(1,296)
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	(1,128)	(949)	560
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(1,301)	(5,260)	(736)
Comprehensive loss attributable to Unity Software Inc.	$(668,530)	$(825,329)	$(916,585)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

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

	Year Ended December 31, 2023
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

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)

	Year Ended December 31, 2024
				Accumulated		Total
			Additional	Other		Unity
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2023	384,871,561	$2	$6,259,479	$(5,009)	$(3,071,830)	$3,182,642	$5,939	$3,188,581
Issuance of common stock from employee equity plans	9,952,298	—	76,692	—	—	76,692	—	76,692
Issuance of common stock for settlement of RSUs	14,568,665	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	605,909	—	—	605,909	—	605,909
Net loss	—	—	—	—	(664,114)	(664,114)	(12)	(664,126)
Adjustments to redeemable noncontrolling interest	—	—	(6,042)	—	—	(6,042)	—	(6,042)
Other comprehensive loss	—	—	—	(4,416)	—	(4,416)	(77)	(4,493)
Balance at December 31, 2024	409,392,524	$2	$6,936,038	$(9,425)	$(3,735,944)	$3,190,671	$5,850	$3,196,521
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(664,287)	$(826,322)	$(919,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	408,980	563,916	211,576
Stock-based compensation expense	596,249	648,696	550,065
Gain on repayment of convertible note	(61,371)	—	—
Impairment of property and equipment	22,791	—	—
Other	23,309	24,613	21,418
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	37,359	21,791	(9,548)
Prepaid expenses and other	(11,203)	20,314	(21,719)
Other assets	(2,746)	45,047	40,096
Accounts payable	742	(6,313)	(17,574)
Accrued expenses and other	(6,671)	(21,069)	(1,041)
Publisher payables	9,170	(60,509)	(50,242)
Other long-term liabilities	(47,963)	(47,245)	(29,790)
Deferred revenue	11,194	(128,219)	166,816
Net cash provided by (used in) operating activities	315,553	234,700	(59,431)
Investing activities
Purchases of short-term investments	—	(212)	(150,911)
Proceeds from sales of short-term investments	—	—	436,293
Proceeds from principal repayments and maturities of short-term investments	—	102,673	387,453
Purchases of non-marketable investments	—	(2,500)	(15,000)
Sales of non-marketable investments	—	—	1,000
Purchases of intangible assets	(12,860)	—	—
Purchases of property and equipment	(29,549)	(55,921)	(57,138)
Business acquisitions, net of cash acquired	—	—	121,531
Net cash provided by (used in) investing activities	(42,409)	44,040	723,228
Financing activities
Proceeds from issuance of convertible notes	—	—	1,000,000
Payment of debt issuance costs	—	—	(379)
Capital contribution from noncontrolling interest holders	—	—	210,252
Repayments of convertible note	(414,999)	—	—
Repurchase and retirement of common stock	—	(250,000)	(1,500,000)
Proceeds from issuance of common stock from employee equity plans	76,692	75,985	63,493
Net cash used in financing activities	(338,307)	(174,015)	(226,634)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(11,223)	(6,146)	1,926
Increase (decrease) in cash, cash equivalents, and restricted cash	(76,386)	98,579	439,089
Cash, cash equivalents, and restricted cash, beginning of period	1,604,267	1,505,688	1,066,599
Cash, cash equivalents, and restricted cash, end of period	$1,527,881	$1,604,267	$1,505,688

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,000	$20,389	$—
Cash paid for income taxes, net of refunds	$26,363	$22,471	$25,206
Cash paid for operating leases	$49,974	$42,905	$28,463
Supplemental disclosures of non‑cash investing and financing activities:
Fair value of common stock issued as consideration for business and asset acquisitions	$—	$—	$2,932,296
Assets acquired under operating lease	$24,459	$43,831	$20,699
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies
Description of Business
We offer a suite of tools across all major platforms from mobile, PC, and console, to extended reality.
We are headquartered in San Francisco, California and have operations in the United States, Denmark, Israel, Canada, China, Finland, India, Japan, Lithuania, Singapore, South Korea, the U.K., and the United Arab Emirates.
We market our solutions directly through our online store and field sales operations in North America, China, France, the U.K., Israel, Japan, and South Korea, and indirectly through independent distributors and resellers worldwide.
Basis of Presentation and Consolidation
We prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of Unity Software Inc., its wholly owned subsidiaries, and entities consolidated under the voting interest model. We have eliminated all intercompany balances and transactions. In our opinion, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates are used for, but not limited to, revenue recognition, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the fair value of stock-based compensation, the fair value of redeemable noncontrolling interests, and impairments of right of use assets. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
Employee Separation and Restructuring Costs
In January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements, we incurred incremental employee separation costs of approximately $214 million in the year ended December 31, 2024, which included $127 million of incremental stock-based compensation. Of the incremental employee separation costs, $15 million are within cost of revenue, $48 million are within research and development, $58 million are within sales and marketing, and $93 million are within general and administrative. Additionally, in November 2023, we committed to a plan to reassess our real estate footprint. We incurred $53 million of restructuring costs, primarily related to office closures in the year ended December 31, 2024.
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

Table of Contents	Unity Software Inc.
Our business focuses on two complementary sets of solutions: (1) Create Solutions and (2) Grow Solutions.
Create Solutions
Create Solutions are a combination of software and services that enable customers to edit, run, and iterate real-time 2D and 3D experiences. Revenue is primarily derived from Create Solution Subscriptions, Enterprise Support, Professional services, and Consumption services.
Create Solutions subscriptions provide customers with software, embedded cloud functionality, and software updates. As the software and software updates are highly interdependent and interrelated and these services have the same pattern of performance as the embedded cloud functionality, we combine these promises and account for them as a single performance obligation that is recognized over time. Enterprise customers may purchase an enhanced support offering ("Enterprise Support") that is generally sold separately and is considered its own performance obligation. Create Solutions subscriptions and enterprise support typically have a term of one to five years and are billed in monthly, quarterly and annual installments, and recognized ratably over the service period.
Professional services revenue is primarily composed of consulting, platform integration, training, and custom application and workflow development. Revenue is recognized as services are rendered. We typically invoice our customers on a milestone basis or when promised services are delivered.
Our Consumption service arrangements are based on a fixed fee or usage-based model. For fixed fee arrangements revenue is recognized ratably over the contractual service term as our obligations are generally fulfilled evenly throughout the contractual period. For usage-based arrangements, we recognize revenue as services are provided.
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
Cost of Revenue
Cost of revenue for the delivery of software services, professional services, and advertising consists primarily of hosting expenses, personnel costs (including salaries, stock-based compensation, and benefits) for employees associated with our product support and professional services organizations, credit card fees, third-party license fees, payments to developers where we are the publisher, and allocated shared costs, including facilities, IT, and security costs, as well as amortization of related capitalized software costs and depreciation of related property and equipment and amortization of acquired intangible assets.
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

Table of Contents	Unity Software Inc.
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
The fair value of price-vested options ("PVOs") and price-vested units ("PVUs"), which are options and RSUs respectively, that contain both service-based and market-based vesting conditions are estimated using the Monte Carlo simulation model and use inputs such as the fair value of the underlying common stock, expected term before exercise, expected volatility of our common stock, expected dividend yield, and a risk-free interest rate, modified to reflect the impact of market-based vesting conditions, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-based vesting conditions.
We recognize stock-based compensation expense for RSUs, stock options, PVUs, and PVOs, on a straight-line basis, typically over the requisite service period of the entire award, generally, a vesting period of one year to four years. We recognize stock-based compensation expense related to the 2020 ESPP on a straight-line basis over the offering period. We do not estimate forfeitures but instead account for them as they occur.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Our cash equivalents include money market funds and time deposits.
As of December 31, 2024 and 2023, restricted cash was $10.2 million and $13.9 million, respectively. Restricted cash consists of secured letters of credit issued in connection with our operating leases and other amounts held in escrow. Restrictions typically lapse at the end of the lease term, and restricted cash is classified as current or non-current based on the remaining term of the restriction.
Accounts Receivable
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our consolidated statements of operations. As of December 31, 2024 and 2023, the allowance for uncollectible amounts was $17.3 million and $16.9 million, respectively. For the years ended December 31, 2024 and 2023, the provision for uncollectible amounts was $7.7 million and $14.3 million, respectively.
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
As of December 31, 2024 and 2023, no individual customer represented 10% or more of the aggregate receivables. For the years ended December 31, 2024, 2023, and 2022, no individual customer represented 10% or more of total revenue.

Table of Contents	Unity Software Inc.
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
Segments
We operate as a single operating segment. The chief operating decision maker is our Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated information of our revenue. Accordingly, we have determined that we have a single reportable segment and operating segment structure. See Note 15, "Segment Information" for additional information about our reportable segment.
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
Capitalized software costs are included in property and equipment, net, on the consolidated balance sheets. The amount of capitalized software costs was $33.2 million and $49.9 million, respectively, during the years ended December 31, 2024 and 2023. The closing amount of capitalized software costs on the balance sheet was $56.2 million and $52.0 million, respectively, as of December 31, 2024 and 2023.
The current portion of capitalized implementation costs are included in prepaid expenses on the consolidated balance sheets, and the non-current portion of capitalized implementation costs are included in other assets on the consolidated balance sheets. The amount of capitalized implementation costs was not material for the years ended December 31, 2024 and 2023.
The costs to develop software that is marketed externally consist of payroll and payroll related costs for employees, who are directly associated with the development of the software. We capitalize such costs when technological feasibility is established and a working model is complete through the point of general release. All costs outside of this window are charged to research and development expense. The amount of costs capitalized for software developed for external use was not material for the years ended December 31, 2024 and 2023.
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
During the years ended December 31, 2024 and 2023, we recorded $16.2 million and $16.5 million of impairment charges on operating lease assets respectively, and during the year ended December 31,

Table of Contents	Unity Software Inc.
2024 we recorded $22.8 million of impairment charges on property and equipment. These charges were primarily within general and administrative, and related to closures of corporate offices. The fair values of these assets were determined using active market prices. Apart from those operating lease asset, and property and equipment impairments, there were no material impairments of capitalized software costs, capitalized implementation costs, intangible assets, long-lived assets, or goodwill during the years ended December 31, 2024, 2023, and 2022.
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

Table of Contents	Unity Software Inc.
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
On an annual basis, we evaluate the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining amortization period. No material changes to the useful lives of our intangible assets were deemed necessary during the years ended December 31, 2024, 2023, and 2022 based on management's evaluation.
Warranties and Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement, and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2024 and 2023, there were no known events or circumstances that have resulted in a material indemnification liability to us, and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
We generally do not offer warranties for our software products. With certain customers, we will warrant that our software products will operate without material error and/or substantially in conformity with product documentation. We have not experienced any warranty claims to date, and no liabilities have been recorded as of December 31, 2024 and 2023.
Advertising Costs
Advertising costs are expensed as incurred as a component of sales and marketing expense in the consolidated statements of operations. Advertising expense was approximately $10.1 million, $12.6 million, and $18.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued a new Accounting Standards Update ("ASU 2024-03") amending the existing disclosure requirement for expenses within Statement of Operations, primarily requiring more disaggregated disclosure for certain costs and expenses on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating ASU 2024-03 to determine its impact on our expense disclosures.

Table of Contents	Unity Software Inc.
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Year Ended December 31,
	2024	2023	2022
Create Solutions	$613,966	$859,174	$716,078
Grow Solutions	1,199,289	1,328,143	674,946
Total revenue	$1,813,255	$2,187,317	$1,391,024
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$530,387	$564,358	$351,174
Greater China (1)	258,872	254,551	185,433
EMEA (2)	643,872	756,214	488,002
APAC (3)	329,907	558,810	327,125
Other Americas (4)	50,217	53,384	39,290
Total revenue	$1,813,255	$2,187,317	$1,391,024
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA").
(3)    Asia-Pacific, excluding Greater China ("APAC").
(4)    Canada and Latin America ("Other Americas").
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of December 31, 2024, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.5 million and $5.4 million, respectively. As of December 31, 2023, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.8 million and $4.8 million, respectively.
For the years ended December 31, 2024 and 2023, we recorded amortization costs of $8.9 million and $9.9 million, respectively, in sales and marketing expenses. We did not incur any impairment losses for the years ended December 31, 2024 and 2023.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $20.5 million and $31.3 million as of December 31, 2024 and 2023, respectively. The long term portion of those unbilled receivables was included in other long-term assets on our consolidated balance sheets, and was not material as of December 31, 2024 and 2023.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the year ended December 31, 2024 that was included in the deferred revenue balances at January 1, 2024 was $170 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of

Table of Contents	Unity Software Inc.
December 31, 2024 were $334 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $188 million or 56% of this revenue during the next 12 months.
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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2024	December 31, 2023
	Fair Value (1)
Cash	$995,802	$834,877
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$10,209	$13,942
Money market funds	327,333	502,754
Time deposits	194,537	252,694
Total restricted cash and cash equivalents	$532,079	$769,390
Total cash, cash equivalents, and restricted cash	$1,527,881	$1,604,267
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
There were no material realized or unrealized gains or losses, either individually or in the aggregate, during the years ended December 31, 2024 and 2023. During the year ended December 31, 2023, we sold the remainder of our short-term investments.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of December 31, 2024 and December 31, 2023, such equity investments totaled $33.0 million and $33.6 million, respectively. No material adjustments to the carrying value of these equity investments were recorded for the years ended December 31, 2024 and 2023.

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
The results of Unity China are included in our consolidated financial statements. The redeemable noncontrolling interests in Unity China are recorded as temporary equity on our consolidated balance sheet.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$225,797	$219,563	$—
Initial fair value measurement of investors' equity interest and redemption right	—	—	217,900
Net gain/(loss) attributable to redeemable noncontrolling interests	(161)	(4,017)	(1,207)
Accretion for redeemable noncontrolling interests	11,250	15,543	3,699
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	(6,259)	(5,292)	(829)
Balance at end of period	$230,627	$225,797	$219,563
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
The measurement period for the fair values of assets acquired and liabilities assumed in previous years is now closed, including for the merger with ironSource Ltd., for which we have now completed our tax returns.
During the years ended December 31, 2024 and 2023, we completed no acquisitions.
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
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 (in thousands):

Balance as of December 31, 2022	$3,200,955
Goodwill acquired	—
Measurement period adjustment	(34,651)
Balance as of December 31, 2023	3,166,304
Goodwill acquired	—
Measurement period adjustment	—
Balance as of December 31, 2024	$3,166,304

Table of Contents	Unity Software Inc.
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of December 31, 2024
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.1	$1,233,046	$(473,303)	$759,743
Customer relationships	1.9	593,240	(327,320)	265,920
Trademark	2.3	106,100	(65,528)	40,572
Total intangible assets		$1,932,386	$(866,151)	$1,066,235

	As of December 31, 2023
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.0	$1,220,186	$(295,265)	$924,921
Customer relationships	2.9	596,140	(181,128)	415,012
Trademark	3.0	106,400	(39,588)	66,812
Total intangible assets		$1,922,726	$(515,981)	$1,406,745
(1)    Based on weighted-average useful life remaining.
The following table presents the amortization of finite-lived intangible assets included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$353,371	$515,489	$172,551
As of December 31, 2024, the estimated future amortization of finite-lived intangible assets was as follows (in thousands):

2025	$341,184
2026	297,293
2027	169,616
2028	135,944
2029	42,809
Thereafter	79,389
Total	$1,066,235

7. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	December 31, 2024	December 31, 2023
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$76,862	$105,102
Software, computers, and other hardware	149,182	113,829
Furniture	28,652	32,089
Capital projects in progress	14,073	33,771
Total gross property and equipment	268,769	284,791
Accumulated depreciation and amortization	(169,950)	(143,904)
Property and equipment, net	$98,819	$140,887
The following table presents the depreciation and amortization of property and equipment included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization expense	$55,609	$48,427	$39,025
Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	December 31, 2024	December 31, 2023
United States	$7,522	$25,643
Canada	13,505	25,767
United Kingdom	5,413	9,048
EMEA, excluding United Kingdom (1)	9,513	18,111
Other (1)	7,748	10,095
Total long-lived assets, net	$43,701	$88,664
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	December 31, 2024	December 31, 2023
Accrued expenses and other:
Accrued expenses	$124,414	$126,141
Accrued compensation	74,040	90,754
Income and other taxes payable	96,497	90,809
Accrued expenses and other	$294,951	$307,704

8. Leases
We have operating leases for offices which have remaining lease terms of up to eight years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease for up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Operating lease expense	$41,691	$41,195
Variable lease expense	6,011	5,221
Sublease income	(2,162)	(1,490)
Total lease expense	$45,540	$44,926
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	December 31, 2024	December 31, 2023
Operating lease assets	Other assets	$78,562	$113,256

Current operating lease liabilities	Accrued expenses and other	$33,703	$39,132
Long-term operating lease liabilities	Other long-term liabilities	81,093	111,669
Total operating lease liabilities		$114,796	$150,801
As of December 31, 2024 and December 31, 2023, our operating leases had a weighted-average remaining lease term of 4.3 years and 5.1 years, respectively, and a weighted-average discount rate of 5.4% and 5.2%, respectively.
As of December 31, 2024, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$128,852
Less: imputed interest	14,056
Present value of lease liabilities	$114,796
As of December 31, 2024, we have not entered into any material leases that have not yet commenced.

9. Borrowings
Convertible Notes
As of December 31, 2024, we had $2.2 billion of unsecured convertible notes outstanding including $1.0 billion issued in November 2022 and $1.2 billion issued in November 2021. The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of,
	Conversion Rate per $1,000 Principal	Initial Conversion Price	Maturities	Stated Interest Rates	December 31, 2024	December 31, 2023
Convertible notes:
Principal - 2026 Notes	3.2392	$308.72	2026	0.0%	$1,245,232	$1,725,000
Principal - 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Unamortized debt issuance costs, net					(6,310)	(13,250)
Net carrying amount					$2,238,922	$2,711,750
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $23.5 million and $24.6 million for the years ended December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024 and December 31, 2023, the estimated fair value of the 2027 Notes were approximately $1.0 billion and $1.3 billion, respectively, and the estimated fair value of the 2026 Notes were approximately $1.1 billion and $1.4 billion, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2026 Notes was based on quoted prices as of that date.
The 2026 Notes are convertible at the option of the holder if a conversion condition of the 2026 Notes is triggered. During the year ended December 31, 2024, none of the conversion conditions of the 2026 Notes were triggered and the 2026 Notes were not convertible as of December 31, 2024. The holders of the 2027 Notes may elect to convert the 2027 Notes at any time prior to maturity. Any such conversion of the Notes may be satisfied at our election with either cash, shares of our common stock, or a combination of cash and shares of our common stock. The conversion rates for the Notes are subject to customary adjustments for certain events as described in the relevant indenture governing the Notes.
The Notes are subject to additional terms. In connection with certain corporate events, as described in the indentures governing the Notes, we will increase the conversion rate for a holder of the Notes who elects to convert those Notes in connection with the event. Additionally, upon the occurrence of certain corporate events and subject to certain exceptions, as described in the indentures governing the Notes, holders of the Notes may require us to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest to date. The 2026 Notes are also redeemable at our option if certain conditions are met, as described in the indenture governing the 2026 Notes.
As of December 31, 2024, no holders of the 2027 Notes and 2026 Notes have exercised the conversion rights, and the if-converted value of the 2027 Notes and 2026 Notes did not exceed the principal amount.
Convertible Note Repurchase
During the first quarter of 2024, the Company repurchased in privately negotiated transactions and extinguished a portion of the 2026 Notes, with a total principal balance of $480 million. The aggregate repurchase price for these notes was $415 million, resulting in pre-tax gains of $61.4 million, net of the write-off of unamortized issuance costs. The gain was included in Interest income and other income (expense), net, in the consolidated statement of operations.

Capped Call Transactions
To reduce the potential dilutive effect of the 2026 Notes, in connection with their pricing, we entered into the Capped Call Transactions at a net cost of $48.1 million, with call options totaling approximately 5.6 million of our common shares, and with expiration dates ranging from September 18, 2026 to November 12, 2026. The strike price is $308.72, and the cap price is initially $343.02 per share, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding and are considered separately exercisable from the 2026 Notes. As of December 31, 2024, the Capped Call Transactions met the conditions for equity classification and were not in the money.
10. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of December 31, 2024 (in thousands):

	Total	2025	2026-2027	2028-2029	Thereafter
Operating leases (1)	$128,852	$38,456	$52,198	$27,206	$10,992
Purchase commitments (2)	942,980	308,005	378,637	256,338	—
Convertible note principal and interest (3)	2,305,232	20,000	2,285,232	—	—
Total	$3,377,064	$366,461	$2,716,067	$283,544	$10,992
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
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). On May 25, 2023, all defendants moved to dismiss the amended complaint. The plaintiffs filed an opposition to the motions to dismiss on July 26, 2023. The Company filed a response to the plaintiffs' opposition on September 1, 2023. On March 15, 2024, the court granted the Company's motion to dismiss the complaint, and on April 12, 2024, the plaintiffs' filed a second amended complaint. The Company has moved to dismiss the amended complaint. The plaintiffs have filed an opposition to the motion to dismiss, and the Company has filed a response to the plaintiff's opposition. A hearing on the motion to dismiss was held on February 5, 2025, and the Company is awaiting the ruling. The operative complaint names as defendants Unity, its former Chief Executive Officer, former Chief Financial Officer, and former General Manager of Operate Solutions, as well as Unity shareholders, Sequoia Capital, Silver Lake Group, and David Helgason. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company's product platform and the likely impact of those issues on the Company's fiscal 2022 guidance. The plaintiffs seek to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between May 11, 2021 and May 10, 2022, and requests unspecified

Table of Contents	Unity Software Inc.
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
Letters of Credit
We had $10.2 million and $13.9 million of secured letters of credit outstanding as of December 31, 2024 and 2023, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our consolidated balance sheets.
11. Stockholders' Equity and Employee Compensation Plans
Stockholders' Equity
Employee Compensation Plans
Stock Award Plans
Our stock compensation plans allow us to grant or assume through acquisition stock options and RSUs, including PVOs and PVUs, to employees and non-employee directors.
As of December 31, 2024, we had reserved a total of 88.7 million shares of common stock under our collective compensation plans, of which 35.5 million were available for future grant.

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
The maximum number of shares of our common stock that may be issued under our 2020 ESPP is 18.5 million shares, of which 15.7 million were available for issuance as of December 31, 2024.
Employee 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. U.S. full-time employees qualify for participation in the plan. Contribution to the plan is under our discretion. For the years ended December 31, 2024, 2023, and 2022, we contributed and expensed $11.5 million, $15.0 million, and $10.8 million, respectively, to the plan.
Defined Contribution Pension Plan
For other operations outside the United States, we have a defined contribution pension plan. We contribute up to 18% of total salary into the plan annually when employees contribute to the plan. For the years ended December 31, 2024, 2023, and 2022, we contributed and expensed $19.5 million, $25.8 million, and $24.7 million, respectively, to the plan.
12. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$44,736	$80,213	$57,309
Research and development	261,458	290,160	283,312
Sales and marketing	129,037	143,461	118,173
General and administrative	161,018	134,862	91,271
Total stock-based compensation expense	$596,249	$648,696	$550,065
Included in the above expenses for the year ended December 31, 2024 and 2023, are $93.8 million and $14.3 million respectively, of incremental stock-based compensation expense from modifications, primarily within general and administrative. These amounts predominately relate to modifications to accelerate vesting or extend the exercise period, of awards held by the founders of ironSource Ltd. that departed in the first quarter of 2024, and awards held by key employees that departed in the fourth quarter of 2023, respectively.
Unrecognized compensation expense is as follows (in thousands, except for weighted-average remaining vesting period):

	December 31, 2024
	Unrecognized Compensation Expense	Weighted-Average Remaining Vesting Period (In Years)
Outstanding stock options and PVOs	$45,908	2.77
Unvested RSUs and PVUs	$707,085	2.74
ESPP	$1,195	0.17

Table of Contents	Unity Software Inc.
In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate pretax intrinsic value (1) (in thousands)
Balance as of December 31, 2022	35,718,803	$18.05	5.60
Granted	1,817,723	$29.52
Exercised	(5,177,930)	$9.42
Forfeited, cancelled, or expired	(817,130)	$47.81
Balance as of December 31, 2023	31,541,466	$19.35	4.79
Granted	3,187,067	$21.65
Exercised	(8,790,694)	$6.20
Forfeited, cancelled, or expired	(2,779,627)	$48.96
Balance as of December 31, 2024	23,158,212	$21.10	4.24	$172,008
Exercisable as of December 31, 2024	19,295,154	$20.30	3.25	$170,418
(1)    The intrinsic value is the difference between the estimated fair value of our common stock on December 31, 2024 and the exercise price for in-the-money options.
A summary of intrinsic and fair values of our stock options is as follows (in thousands, except fair value amounts):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Aggregate pretax intrinsic value of stock options exercised (1)	$155,558	$127,722	$274,956
Weighted-average grant-date fair value of stock options granted	$13.34	$18.64	$7.54
Fair value of stock options vested	$46,933	$68,008	$51,962
(1)    The intrinsic value is the difference between the estimated fair value of our common stock on the date of exercise and the exercise price for in-the-money options.

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our RSU, including PVU, activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	38,105,462	$48.37
Granted	17,650,827	$29.90
Vested	(11,955,677)	$51.09
Forfeited	(6,468,061)	$50.99
Unvested as of December 31, 2023	37,332,551	$38.31
Granted	20,546,590	$19.32
Vested	(14,666,692)	$38.88
Forfeited	(13,199,174)	$36.05
Unvested as of December 31, 2024	30,013,275	$26.03
The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2024, 2023, and 2022 was $330 million, $448 million, and $322 million, respectively.
Price-Vested Units and Price-Vested Options
The vesting for each of the PVUs and PVOs is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to six and seven years, respectively. The fair value of each PVU and PVO award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the year ended December 31, 2024, the price hurdle on 62,578 outstanding PVU units were met, resulting in 3,911 PVU units vesting during the year. The price hurdle was not met on any other units for the years ended December 31, 2024, and 2023.
Fair Value Assumptions
The calculated grant-date fair value of stock options, PVUs, and PVOs granted, were estimated using the Black-Scholes option-pricing model for stock options, and a Monte Carlo stimulation for the PVUs and PVOs, with the following assumptions:

Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Expected dividend yield	—	—	—
Risk-free interest rate	3.5% - 4.4%	3.8% - 4.9%	1.7% - 4.0%
Expected volatility	60.0% - 68.0%	54.7% - 65.8%	33.3% - 52.2%
Expected term (in years)	6.25 - 10.00	6.25	6.25 - 7.00
Fair value of underlying common stock	$15.60 - $26.89	$28.13 - $39.29	$27.88 - $89.01

Table of Contents	Unity Software Inc.
Employee Stock Purchase Plan
The fair value of shares offered under our ESPP was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	—	—	—
Risk-free interest rate	4.9% - 5.3%	5.2% - 5.5%	0.6% - 3.3%
Expected volatility	49.3% - 56.0%	65.9% - 94.5%	35.5% - 40.0%
Expected term (in years)	0.50	0.50	0.50
Grant-date fair value per share	$4.82 - $9.11	$12.44 - $12.65	$10.51 - $27.42
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Shares issued under the ESPP	1,161,604	1,064,463	607,009
Weighted-average price per share issued	$19.13	$25.56	$54.87
13. Income Taxes
Loss before provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(517,547)	$(900,325)	$(483,914)
Foreign	(149,586)	102,480	(398,511)
Total	$(667,133)	$(797,845)	$(882,425)
The components of the provision for income taxes consists of the following for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$4,063	$3,393	$12,258
State	1,022	584	1,605
Foreign	17,748	29,502	26,255
Total current tax expense	22,833	33,479	40,118
Deferred:
Federal	(421)	5,184	4,347
State	861	(3,749)	(3,167)
Foreign	(26,119)	(6,437)	(4,235)
Total deferred tax benefit	(25,679)	(5,002)	(3,055)
Total tax provision (benefit)	$(2,846)	$28,477	$37,063

Table of Contents	Unity Software Inc.
Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022 (1)
U.S. federal statutory tax rate	$(167,584)	$(138,742)	$(185,399)
Changes in income taxes resulting from:
State tax expense, net of federal benefit	1,529	(1,980)	5,560
Foreign income taxed at different rates	10,606	1,543	80,898
Federal research and development credits	(3,358)	(10,172)	(15,929)
Stock-based compensation	50,954	50,640	89,515
Tax effects of restructuring	3,253	(293,435)	169,886
Base-erosion and anti-abuse tax	—	—	10,353
Change in valuation allowance	90,598	420,846	(122,064)
Other	11,156	(223)	4,243
Total tax provision (benefit)	$(2,846)	$28,477	$37,063
(1)    Certain prior year amounts have been reclassified to conform to current year presentation.
Our income tax provision for the year ended December 31, 2024 was primarily driven by losses that cannot be benefited due to the valuation allowance on U.S., Denmark, United Kingdom ("U.K."), China, and Canada entities, and to a lesser extent, foreign earnings taxed at different tax rates. In addition, during the first quarter of 2024, we recorded a tax benefit on foreign losses in connection with employee separation costs and we continued to restructure our tax operations which resulted in a reduction to our U.S. valuation allowance.
Our income tax provision for the year ended December 31, 2023 was primarily driven by losses that cannot be benefited due to the valuation allowance on U.S., Denmark, U.K., China, and Canada entities, and to a lesser extent, foreign earnings taxed at different tax rates. In addition, we undertook certain tax restructuring efforts during the first quarter of 2023 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.

Table of Contents	Unity Software Inc.
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are set forth below (in thousands):

	As of December 31,
	2024	2023 (1)
Deferred tax assets:
Net operating losses	$401,330	$360,597
Tax credits	119,681	116,915
Stock-based compensation	68,178	75,700
Capitalized R&D expenditures	672,828	666,394
Operating lease liabilities	39,615	54,135
Other	62,340	72,753
Gross deferred tax assets	1,363,972	1,346,494
Valuation allowance	(1,167,316)	(1,088,217)
Total deferred tax assets	196,656	258,277
Deferred tax liabilities:
Intangible Asset	(221,869)	(307,466)
Depreciation and Amortization	(21,694)	(9,727)
Operating lease ROU assets	(25,762)	(39,239)
Total deferred tax liabilities	(269,325)	(356,432)
Net deferred tax assets	$(72,669)	$(98,155)
1)    Certain prior year amounts have been reclassified to conform to current year presentation.
In the tax years ended December 31, 2024 and 2023, we capitalized certain research and development costs incurred by our U.S. and foreign subsidiaries, which resulted in deferred tax assets of $673 million and $666 million respectively. These deferred tax assets associated with capitalized research and development costs are offset by valuation allowances and future taxable temporary differences.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2024 and 2023, and as such, we have maintained a valuation allowance against such deferred tax assets.
In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and foreign deferred tax assets increased by $79 million and $456 million in the years ended December 31, 2024 and 2023, respectively. The increase in the valuation allowance in the years ended December 31, 2024 and 2023 was primarily related to deferred tax assets for which insufficient positive evidence exists to support their realizability, including NOL carryforwards, capitalized research and development expenses, and credits for research and development.
Our NOL carryforwards for U.S. federal, state, and foreign purposes were $619 million, $472 million, and $1.0 billion, respectively, with most of our foreign NOL carryforward balances arising from Denmark and the U.K. jurisdictions. Portions of the U.S. federal and state NOL carryforwards, if not utilized, will begin to expire in 2032 and 2026, respectively. The foreign NOL carryforwards, if not utilized,

Table of Contents	Unity Software Inc.
will not expire. Our U.S. federal, state, and foreign research and development credit carryforwards were $107 million, $51.2 million and $1.6 million, respectively. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2032, while the California credit carryforwards have no expiration. The foreign credit carryforwards, if not utilized, will begin to expire in 2044.
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
We maintain our reinvestment assertion with respect to foreign earnings for the period ended December 31, 2024, which is that all earnings are permanently reinvested for all jurisdictions. Based on our reinvestment assertion and losses from our foreign entities, we have not recorded a liability for the period ended December 31, 2024.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	As of December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning balance	$182,515	$176,584	$110,315
Gross increases for tax positions taken in prior years	454	4,215	1,232
Gross decreases for tax positions taken in prior years	(11,338)	(8,361)	(613)
Gross increases for tax positions taken in current year	9,001	10,573	55,931
Acquired tax positions	—	—	11,989
Reductions resulting from lapses of statues of limitations	(668)	(660)	(2,000)
Foreign exchange gains and losses	(184)	164	(270)
Unrecognized tax benefits, ending balance	$179,780	$182,515	$176,584
As of December 31, 2024 and 2023, we had $180 million and $183 million, respectively, of gross unrecognized tax benefits, of which $31.8 million and $28.9 million, respectively, would impact the effective tax rate, if recognized. We recognize interest and penalties related to our unrecognized tax benefits within our provision for income taxes. The amount of interest and penalties accrued as of December 31, 2024 and 2023 were $7.7 million and $4.9 million, respectively.
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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of December 31,
	2024	2023	2022
Convertible notes	24,488	26,042	26,042
Stock options and PVOs	23,158	31,541	35,719
Unvested RSUs and PVUs	30,013	37,333	38,105
15. Segment Information
We have one reportable segment, software solutions. See "Revenue Recognition" in Note 1 for detailed information regarding our products and services.
Our chief operating decision maker is the chief executive officer, who on a consolidated basis, assess the performance of, drives improvements in, and decides how to allocate resources in the reportable segment, based on multiple measures of performance including consolidated net income, adjusted EBITDA, and adjusted gross margin. As such, consolidated net income, which is reported and reconciled with all significant segment expenses on our consolidated statement of operations, is the measure that is most consistent with GAAP, while adjusted EBITDA and adjusted gross margin are additional measures of our segment profitability.
The measure of segment assets is reported on the balance sheet as total consolidated assets. We do not have material intra-entity sales or transfers.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024.
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable level.

Table of Contents	Unity Software Inc.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(c) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Unity Software Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unity Software Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
February 21, 2025

Table of Contents	Unity Software Inc.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Table of Contents	Unity Software Inc.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2024 (the "Proxy Statement").
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
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 13, 2022, by and among Unity, Merger Sub and ironSource.	8-K	001-39497	2.1	July 15, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	333-248255	3.2	September 8, 2023

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-248255	4.1	September 9, 2020

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated May 7, 2019	S-1	333-248255	4.2	August 24, 2020

4.3	Description of the Registrant's Securities	10-K	011-39497	4.3	March 5, 2021

4.4	Indenture, dated as of November 19, 2021, by and between Unity Software Inc. And U.S. Bank National Association, as Trustee	8-K	001-39497	4.1	November 19, 2021

4.5	Form of Global Note, representing Unity Software Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	011-39497	4.2	November 19, 2021
4.6	Indenture, dated as of November 8, 2022, between Unity and U.S. Bank Trust Company, National Association, as trustee	8-K	011-39497	4.1	November 8, 2022

4.7	Form of 2.0% Convertible Senior Note due 2027 (included in Exhibit 4.6)	8-K	011-39497	4.1	November 8, 2022

10.1†	Unity Software Inc. 2009 Stock Plan and related form agreements	10-Q	001-39497	10.1	November 13, 2020

10.2†	Unity Software Inc. 2019 Stock Plan and related form agreements	10-Q	001-39497	10.2	November 13, 2020

10.3†	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements	10-Q	001-39497	10.1	November 9, 2023

10.4†	Unity Software Inc. 2020 Employee Stock Purchase Plan	S-8	333-248255	99.4	September 18, 2020

10.5†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-248255	10.1	September 9, 2020

Table of Contents	Unity Software Inc.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

10.6†	Amended and Restated Non-Employee Director Compensation Policy	8-K	001-39497	99.2	May 1, 2024

10.7†	Unity Software Inc. Cash Incentive Bonus Plan	S-1	333-248255	10.16	August 24, 2020

10.8	Office Lease, dated November 25, 2015, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, as amended by (i) the First Amendment to Office Lease, dated January 23, 2017, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, and (ii) the Second Amendment to Office Lease, dated August 1, 2018, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF	S-1	333-248255	10.7	August 24, 2020

10.9	Form of Capped Call Transactions	8-K	001-39497	10.1	November 19, 2021

10.10†	Offer Letter by and between Unity Software Inc. and James Whitehurst dated October 7, 2023	8-K	001-39497	10.2	October 10, 2023

10.11†	Unity Software Inc. G&A Executive Severance Plan	S-1	333-248255	10.14	August 24, 2020

10.12†	Unity Software Inc. Senior Executive Severance Plan	S-1	333-248255	10.15	August 24, 2020

10.13†	Unity Software Inc. Executive Severance Plan	10-Q	001-39497	10.3	May 9, 2024

10.14†	Offer Letter, dated November 23, 2022, by and between Unity Technologies SF and Anirma Gupta	10-K	001-39497	10.18	February 27, 2023

10.15†	Confirmatory Offer Letter dated January 16, 2024, by and between Unity Technologies SF. and Felix The	10-Q	001-39497	10.4	May 9, 2024

10.16†	Offer Letter by and between Unity Technologies SF and Matthew Bromberg dated April 30, 2024	8-K	001-39497	10.1	May 1, 2024

10.17†	Role Change Letter, by and between Alex Blum and Unity Technologies SF, dated October 29, 2024	8-K	001-39497	10.1	October 30, 2024

10.18	Offer Letter by and between Unity Technologies SF and Jarrod Yahes dated November 4, 2024	8-K	001-39497	10.1	November 7, 2024

10.19	Registration Rights Agreement, dated as of November 7, 2022, by and among Unity and the holders listed thereto	8-K	001-39497	10.1	November 7, 2022

10.20	Investment Agreement, dated as of July 13, 2022, by and between Unity, Silver Lake Alpine II, L.P., Silver Lake Partners VI, L.P. and Sequoia Capital Fund, L.P.	8-K	001-39497	10.3	July 15, 2022

10.21†	Unity Software Inc. IronSource Share Incentive Plan and related form agreements	10-Q	001-39497	10.2	November 9, 2023

10.22†	CEO Severance Plan	8-K	001-39497	10.2	May 1, 2024

10.23†	Employment Role Change Agreement by and between Unity Technologies SF and Mr. Whitehurst dated April 30, 2024	8-K	001-39497	10.4	May 1, 2024

10.24†	Form of Grant Notice and Award Agreement for PVUs	8-K/A	001-39497	10.1	August 21, 2024

10.25†	Unity Software Inc. Key Employee Severance Plan	8-K/A	001-39497	10.2	August 21, 2024

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

97.1	Executive Clawback Policy	10-K	001-39497	97.1	February 29, 2024

Table of Contents	Unity Software Inc.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Indicates management contract or compensatory plan.

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

UNITY SOFTWARE INC.

Date: February 21, 2025	By:	/s/ Jarrod Yahes
Jarrod Yahes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Table of Contents	Unity Software Inc.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Bromberg, Jarrod Yahes, and Nora Go, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Table of Contents	Unity Software Inc.

Signature	Title	Date

/s/ Matthew Bromberg	President, Chief Executive Officer, and Director	February 21, 2025
Matthew Bromberg	(Principal Executive Officer)

/s/ Jarrod Yahes	Senior Vice President and Chief Financial Officer	February 21, 2025
Jarrod Yahes	(Principal Financial Officer)

/s/ Mark Barrysmith	Senior Vice President and Chief Accounting Officer	February 21, 2025
Mark Barrysmith	(Principal Accounting Officer)

/s/ James M. Whitehurst	Executive Chair of the Board of Directors	February 21, 2025
James M. Whitehurst

/s/ Roelof Botha	Director	February 21, 2025
Roelof Botha

/s/ Tomer Bar-Zeev	Director	February 21, 2025
Tomer Bar-Zeev

/s/ Mary Schmidt Campbell	Director	February 21, 2025
Mary Schmidt Campbell, Ph.D.

/s/ Robynne Daly	Director	February 21, 2025
Robynne Daly

/s/ Shlomo Dovrat	Director	February 21, 2025
Shlomo Dovrat

/s/ Egon Durban	Director	February 21, 2025
Egon Durban

/s/ David Helgason	Director	February 21, 2025
David Helgason

/s/ David Kostman	Director	February 21, 2025
David Kostman

/s/ Michelle Lee	Director	February 21, 2025
Michelle Lee

/s/ Barry Schuler	Director	February 21, 2025
Barry Schuler

/s/ Keisha Smith	Director	February 21, 2025
Keisha Smith