Form 10-Q
period 2025-03-31
Unity Software Inc.
filed 2025-05-07
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 415,694,628 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended March 31, 2025

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10‑Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. Readers are cautioned that these forward‑looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified and discussed in greater detail in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 21, 2025 and below, under "Part II, Item 1A. Risk Factors."
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,541,170	$1,517,672
Accounts receivable, net	552,958	573,884
Prepaid expenses and other	144,514	133,795
Total current assets	2,238,642	2,225,351
Property and equipment, net	89,972	98,819
Goodwill	3,166,304	3,166,304
Intangible assets, net	980,584	1,066,235
Other assets	170,453	180,698
Total assets	$6,645,955	$6,737,407
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,538	$13,948
Accrued expenses and other	273,444	294,951
Publisher payables	339,129	394,284
Deferred revenue	188,490	186,304
Total current liabilities	817,601	889,487
Convertible notes	2,232,143	2,238,922
Long-term deferred revenue	14,710	16,846
Other long-term liabilities	154,863	165,004
Total liabilities	3,219,317	3,310,259
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	234,740	230,627
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 415,406 and 409,393	2	2
Additional paid-in capital	7,008,134	6,936,038
Accumulated other comprehensive loss	(8,501)	(9,425)
Accumulated deficit	(3,813,586)	(3,735,944)
Total Unity Software Inc. stockholders' equity	3,186,049	3,190,671
Noncontrolling interest	5,849	5,850
Total stockholders' equity	3,191,898	3,196,521
Total liabilities and stockholders' equity	$6,645,955	$6,737,407
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$435,000	$460,380
Cost of revenue	113,957	144,387
Gross profit	321,043	315,993
Operating expenses
Research and development	220,625	282,728
Sales and marketing	162,013	230,625
General and administrative	66,340	177,569
Total operating expenses	448,978	690,922
Loss from operations	(127,935)	(374,929)
Interest expense	(5,891)	(6,035)
Interest income and other income (expense), net	58,111	76,643
Loss before income taxes	(75,715)	(304,321)
Provision for (benefit from) Income taxes	2,192	(12,843)
Net loss	(77,907)	(291,478)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(265)	(404)
Net loss attributable to Unity Software Inc.	$(77,642)	$(291,074)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.19)	$(0.75)
Weighted-average shares used in computation of basic and diluted net loss per share	411,852	387,151
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(77,907)	$(291,478)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	1,178	(3,461)
Other comprehensive income (loss)	1,178	(3,461)
Comprehensive loss	(76,729)	(294,939)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interests	(265)	(404)
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	254	(710)
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(11)	(1,114)
Comprehensive loss attributable to Unity Software Inc.	$(76,718)	$(293,825)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2024	409,392,524	$2	$6,936,038	$(9,425)	$(3,735,944)	$3,190,671	$5,850	$3,196,521
Issuance of common stock from employee equity plans	2,966,829	—	21,611	—	—	21,611	—	21,611
Issuance of common stock for settlement of RSUs	3,047,139	—	—	—	—	—	—	—
Purchase of capped calls	—	—	(44,436)	—	—	(44,436)	—	(44,436)
Stock‑based compensation expense	—	—	99,044	—	—	99,044	—	99,044
Net loss	—	—	—	—	(77,642)	(77,642)	(18)	(77,660)
Adjustments to redeemable noncontrolling interest	—	—	(4,123)	—	—	(4,123)	—	(4,123)
Other comprehensive income	—	—	—	924	—	924	17	941
Balance at March 31, 2025	415,406,492	$2	$7,008,134	$(8,501)	$(3,813,586)	$3,186,049	$5,849	$3,191,898

	Three Months Ended March 31, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2023	384,871,561	$2	$6,259,479	$(5,009)	$(3,071,830)	$3,182,642	$5,939	$3,188,581
Issuance of common stock from employee equity plans	2,511,920	—	25,997	—	—	25,997	—	25,997
Issuance of common stock for settlement of RSUs	3,013,449	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	269,288	—	—	269,288	—	269,288
Net loss	—	—	—	—	(291,074)	(291,074)	(28)	(291,102)
Adjustments to redeemable noncontrolling interest	—	—	23	—	—	23	—	23
Other comprehensive loss	—	—	—	(2,751)	—	(2,751)	(48)	(2,799)
Balance at March 31, 2024	390,396,930	$2	$6,554,787	$(7,760)	$(3,362,904)	$3,184,125	$5,863	$3,189,988
.
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(77,907)	$(291,478)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	96,217	101,810
Stock-based compensation expense	98,790	265,877
Gain on repayment of convertible note	(42,744)	(61,371)
Impairment of property and equipment	3,470	13,598
Other	(218)	2,918
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	21,022	(9,740)
Prepaid expenses and other	(10,602)	(16,779)
Other assets	10,023	(2,399)
Accounts payable	2,198	5,273
Accrued expenses and other	(21,029)	(4,269)
Publisher payables	(55,155)	25,558
Other long-term liabilities	(10,919)	(23,584)
Deferred revenue	(120)	(12,787)
Net cash provided by (used in) operating activities	13,026	(7,373)
Investing activities
Purchases of property and equipment	(5,718)	(7,190)
Net cash used in investing activities	(5,718)	(7,190)
Financing activities
Proceeds from issuance of convertible notes	690,000	—
Purchase of capped calls	(44,436)	—
Payment of debt issuance costs	(13,236)	—
Repayments of convertible note	(641,691)	(414,999)
Proceeds from issuance of common stock from employee equity plans	21,611	25,998
Net cash provided by (used in) financing activities	12,248	(389,001)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	4,197	(6,202)
Increase (decrease) in cash, cash equivalents, and restricted cash	23,753	(409,766)
Cash, cash equivalents, and restricted cash, beginning of period	1,527,881	1,604,267
Cash, cash equivalents, and restricted cash, end of period	$1,551,634	$1,194,501

Supplemental disclosure of cash flow information:
Cash paid for (refunded from) income taxes, net	$(1,736)	$11,041
Cash paid for operating leases	$10,433	$13,540
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$22	$9,273
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Accounting Policies
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc., its wholly owned subsidiaries, and entities consolidated under the voting interest model. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or other periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2024 Annual Report on Form 10-K.
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
Employee Separation and Restructuring Costs
In the three months ended March 31, 2025, we incurred incremental employee separation costs of approximately $14 million, primarily within sales and marketing and research and development. In the three months ended March 31, 2024, we incurred incremental employee separation costs of approximately $193 million, which included $126 million of incremental stock-based compensation. Of the incremental employee separation costs we incurred in the three months ended March 31, 2024, $15 million are within cost of revenue, $43 million are within research and development, $47 million are within sales and marketing, and $88 million are within general and administrative. Additionally, for the three months ended March 31, 2025 and 2024, we incurred $6 million and $19 million, respectively, of other restructuring costs, primarily related to office closures.
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended March 31,
	2025	2024
Create Solutions	150,378	163,670
Grow Solutions	284,622	296,710
Total revenue	$435,000	$460,380

Table of Contents	Unity Software Inc.
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$126,288	$139,119
Greater China (1)	65,202	59,690
EMEA (2)	152,500	166,770
APAC (3)	80,081	84,036
Other Americas (4)	10,929	10,765
Total revenue	$435,000	$460,380
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the allowance for uncollectible amounts was $15.6 million and $17.3 million, respectively. For the three months ended March 31, 2025 and 2024, the provision for uncollectible amounts was $0.5 million and $1.8 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of March 31, 2025, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.2 million and $4.5 million, respectively. As of December 31, 2024, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.5 million and $5.4 million, respectively.
During the three months ended March 31, 2025, we recorded amortization costs of $1.9 million in sales and marketing expenses, as compared to $2.4 million during the three months ended March 31, 2024. We did not incur any impairment losses for the three months ended March 31, 2025 and 2024.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $20.3 million and $20.5 million as of March 31, 2025 and December 31, 2024, respectively. The long term portion of those unbilled receivables was included in other long-term assets on our consolidated balance sheets, and was not material as of March 31, 2025 and December 31, 2024.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three months ended March 31, 2025 that was included in the deferred revenue balances at January 1, 2025 was $78.7 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of March 31, 2025, were $309 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and

Table of Contents	Unity Software Inc.
Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $166 million or 54% of this revenue during the next 12 months.
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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2025	December 31, 2024
	Fair Value (1)
Cash	$932,674	$995,802
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$10,464	$10,209
Money market funds	362,768	327,333
Time deposits	245,728	194,537
Total restricted cash and cash equivalents	$618,960	$532,079
Total cash, cash equivalents, and restricted cash	$1,551,634	$1,527,881
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of March 31, 2025 and December 31, 2024, such equity investments totaled $33.0 million. No material adjustments to the carrying value of these equity investments were recorded for the three months ended March 31, 2025 and 2024.
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

Table of Contents	Unity Software Inc.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$230,627	$225,797
Net gain/(loss) attributable to redeemable noncontrolling interests	(247)	(376)
Accretion for redeemable noncontrolling interests	3,035	3,075
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	1,325	(3,760)
Balance at end of period	$234,740	$224,736
5. Leases
We have operating leases for offices, which have remaining lease terms of up to eight years.
Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$7,428	$10,253
Variable lease expense	1,273	1,721
Sublease income	(697)	(244)
Total lease expense	$8,004	$11,730
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	March 31, 2025	December 31, 2024
Operating lease assets	Other assets	$71,976	$78,562

Current operating lease liabilities	Accrued expenses and other	$31,289	$33,703
Long-term operating lease liabilities	Other long-term liabilities	75,333	81,093
Total operating lease liabilities		$106,622	$114,796
As of March 31, 2025 and December 31, 2024, our operating leases had a weighted-average remaining lease term of 4.2 years and 4.3 years, respectively, and a weighted-average discount rate of 5.5% and 5.4%, respectively. During the three months ended March 31, 2025 and 2024, we recorded $0.3 million, and $3.7 million, respectively, of impairment charges on operating lease assets, primarily within general and administrative.
As of March 31, 2025, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$119,424
Less: imputed interest	12,802
Present value of lease liabilities	$106,622
As of March 31, 2025, we have entered into leases that have not yet commenced with future minimum lease payments of $7.3 million which are not yet reflected on our consolidated balance sheet. These operating leases will commence in 2025 with lease terms of approximately one to seven years.

Table of Contents	Unity Software Inc.
6. Borrowings
Convertible Notes
In February 2025, we issued an aggregate of $690 million principal amount of 0% Convertible Senior Notes due 2030 (the "2030 Notes"). Proceeds from the issuance of the 2030 Notes were $677 million, net of debt issuance costs and the cash was used to purchase capped call transactions, and repurchase convertible notes as discussed below. The debt issuance costs are amortized to interest expense using the straight-line method, which approximates the effective interest method.
As of March 31, 2025, we had $2.2 billion of unsecured convertible notes outstanding including $690 million of the 2030 Notes, $1.0 billion issued in November 2022 (the "2027 Notes"), $558 million issued in November 2021 (the "2026 Notes", together with the 2027 Notes and 2030 Notes, the "Notes"). The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of
	Conversion Rate per $1,000 Principal	Conversion Price (1)	Maturities	Stated Interest Rates	March 31, 2025	December 31, 2024
Convertible notes:
Principal – 2026 Notes	3.2392	$308.72	2026	0.0%	$557,724	$1,245,232
Principal – 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Principal – 2030 Notes	27.6656	$36.15	2030	0.0%	690,000	—
Unamortized debt issuance costs, net					(15,581)	(6,310)
Net carrying amount					$2,232,143	$2,238,922
1)    We entered into capped call transactions in connection with the 2026 and 2030 Notes. The cap price of the capped call transactions relating to the Notes was initially $343.02 and $47.74, respectively, subject to certain adjustments under the terms of the capped call transactions. See below "--Capped Call Transactions."
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $5.9 million for the three months ended March 31, 2025 and $6.0 million for the three months ended March 31, 2024.
As of March 31, 2025, the estimated fair value of the 2030 Notes was approximately $624 million. As of March 31, 2025 and December 31, 2024, the estimated fair value of the 2027 Notes was approximately $1.0 billion and $1.0 billion, respectively, and the estimated fair value of the 2026 Notes was approximately $518 million and $1.1 billion, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2030 Notes and 2026 Notes was based on quoted prices as of that date.
The 2027 Notes may be converted at the election of the holders thereof at any time prior to maturity. The 2026 Notes and 2030 Notes are convertible at the option of the respective holders thereof if a conversion condition applicable to such series of Notes is triggered. During the three months ended March 31, 2025, none of the conversion conditions of the 2026 Notes or the 2030 notes were triggered, and the 2026 Notes and 2030 Notes were not convertible as of March 31, 2025.
Any such conversion of the Notes noted above, may be satisfied at our election with either cash, shares of our common stock, or a combination of cash and shares of our common stock. The conversion rates for the Notes are subject to customary adjustments for certain events as described in the relevant indenture governing the Notes.
The Notes are subject to additional terms. In connection with certain corporate events, as described in the indentures governing the Notes, we will increase the conversion rate for a holder of the applicable series of Notes who elects to convert those Notes in connection with the event. Additionally, upon the occurrence of certain corporate events and subject to certain exceptions, as described in the indenture governing the applicable series of Notes, holders of those Notes may require us to repurchase all or a

Table of Contents	Unity Software Inc.
portion of their notes at a price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest to date. The 2026 Notes and 2030 Notes are also redeemable at our option if certain conditions are met, as described in the indentures governing the 2026 Notes and 2030 Notes respectively.
As of March 31, 2025, no holders of the Notes have exercised the conversion rights, and the if-converted value of the Notes did not exceed the principal amount.
Convertible Note Repurchase
During the first quarter of 2025, and the first quarter of 2024, the Company repurchased in privately negotiated transactions and extinguished a portion of the 2026 Notes, with a total principal balance of $688 million and $480 million, respectively. The aggregate repurchase price for these notes was $642 million and $415 million, respectively, resulting in pre-tax gains of $42.7 million and $61.4 million, net of the write-off of unamortized issuance costs, respectively. These gains were included in Interest income and other income (expense), net, in the condensed consolidated statement of operations.
Capped Call Transactions
We entered into capped call transactions (the "Capped Call Transactions"), to reduce the potential dilutive effect of the 2026 Notes (the "2026 Capped Call Transactions"), and 2030 Notes (the "2030 Capped Call Transactions"), in connection with their pricing. The 2026 Capped Call Transactions, and the 2030 Capped Call Transactions, had net costs of $48.1 million and $44.4 million, respectively, with call options totaling approximately 5.6 million and 19.1 million of our common stock, and with expiration dates ranging from September 18, 2026 to November 12, 2026, and January 15, 2030 to March 13, 2030, respectively. The strike price of the 2026 Capped Call Transactions, and the 2030 Capped Call Transactions are $308.72 and $36.15, respectively, and the cap prices are initially $343.02 and $47.74 per share, respectively, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding and are considered separately exercisable from the 2026 Notes and 2030 Notes. As of March 31, 2025, the Capped Call Transactions met the conditions for equity classification and were not in the money.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of March 31, 2025 (in thousands):

	Total	Remainder of 2025	2026‑2027	2028‑2029	Thereafter
Operating leases (1)	$126,717	$28,737	$54,728	$29,685	$13,567
Purchase commitments (2)	892,459	257,028	379,094	256,337	—
Convertible note principal and interest (3)	2,307,724	20,000	1,597,724	—	690,000
Total	$3,326,900	$305,765	$2,031,546	$286,022	$703,567
(1)    Operating leases consist of obligations for real estate, including leases that are not yet commenced.
(2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    Convertible notes due 2026, 2027, and 2030. See Note 6, "Borrowings," above for further discussion.
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

Table of Contents	Unity Software Inc.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2025, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $10.5 million and $10.2 million of secured letters of credit outstanding as of March 31, 2025 and December 31, 2024, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our condensed consolidated balance sheets.
8. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$9,112	$16,806
Research and development	50,594	87,738
Sales and marketing	19,961	63,971
General and administrative	19,123	97,362
Total stock-based compensation expense	$98,790	$265,877
Included in the above expenses for the three months ended March 31, 2024, is $93 million of incremental stock-based compensation expense from modifications, primarily within general and administrative. These amounts predominately relate to the modification of awards held by the founders of ironSource Ltd. that departed in the first quarter of 2024.

Table of Contents	Unity Software Inc.
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2024	23,158,212	$21.10	4.24
Granted	206,244	$24.72
Exercised	(2,272,956)	$5.19
Forfeited, cancelled, or expired	(599,984)	$57.66
Balance as of March 31, 2025	20,491,516	$21.83	4.36
Restricted Stock Units
A summary of our restricted stock unit ("RSU"), including price-vested unit ("PVU"), and performance-based restricted stock unit ("PSU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	30,013,275	$26.03
Granted	4,486,262	$24.45
Vested	(2,964,091)	$31.28
Forfeited	(2,754,164)	$22.79
Unvested as of March 31, 2025	28,781,282	$25.55
Price-Vested Units and Price-Vested Options
The vesting for each of the PVUs and PVOs is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to six and seven years, respectively. The fair value of each PVU and PVO award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the three months ended March 31, 2025, the price hurdle was not met by any outstanding options or units, which had not already attained them in a prior period.
Performance-Based Restricted Stock Units
Starting in the first quarter of 2025, we have issued PSUs to certain executives as part of their compensation. The vesting for each PSU is subject to the fulfillment of both a service period of 3 years, and the level of achievement of certain performance goals (revenue and EBITDA metrics), over three annual performance periods ("tranche"). These goals are set as a range of target outcomes, in the first quarter of each year, and can be attained at a rate between 0% and 150%, based on where in the range the final results fall. The fair value of each PSU is estimated separately for each tranche of the award, using the closing price of Unity's common stock on the day the performance goals are set for that tranche. The expense is the fair value of the award multiplied by the expected attainment of the related performance goals as of the balance sheet date, recognized ratably for each tranche over the period between the day the performance goal is set, and the end of the service period. The expense is adjusted each period for any changes in the expected attainment of the performance goals.

Table of Contents	Unity Software Inc.
Fair Value Assumptions
The calculated grant-date fair value of stock options, PVUs, and PVOs granted, were estimated using the Black-Scholes option-pricing model for stock options, and a Monte Carlo stimulation for the PVUs and PVOs, with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected dividend yield	—	—
Risk-free interest rate	4.1%	4.1%
Expected volatility	69.5%	66.4%
Expected term (in years)	6.25	6.25
Fair value of underlying common stock	$24.72	$26.89
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan ("ESPP") was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Three Months Ended March 31,
	2025	2024
Expected dividend yield	—	—
Risk-free interest rate	4.3%	5.3%
Expected volatility	73.4%	56.0%
Expected term (in years)	0.50	0.50
Grant-date fair value per share	$9.26	$9.11
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Shares issued under the ESPP	693,873	551,146
Weighted-average price per share issued	$14.19	$24.92
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
Our effective tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses and to a lesser extent tax expense on foreign earnings taxed at different rates. Our effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance in the U.S. on losses, a tax benefit on foreign losses in connection with employee separation costs, and to a lesser extent, tax expense on foreign earnings taxed at different rates. In addition, during the first quarter of 2024, the Company restructured its tax operations which resulted in a reduction to the U.S. valuation allowance.

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
As of March 31, 2025, we had $181.2 million of gross unrecognized tax benefits, of which $32.8 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of March 31, 2025 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of March 31,
	2025	2024
Convertible notes	41,348	24,488
Stock options and PVOs	20,492	29,492
Unvested RSUs, PVUs, and PSUs	28,781	32,476
11. Segment Information
We have one reportable segment, software solutions. See "Revenue Recognition" in Note 1 of our 2024 Annual Report on Form 10-K, for detailed information regarding our products and services.
Our chief operating decision maker is the chief executive officer, who on a consolidated basis, assess the performance of, drives improvements in, and decides how to allocate resources in the reportable segment, based on multiple measures of performance including consolidated net income, adjusted EBITDA, adjusted gross margin, and adjusted EPS. As such, consolidated net income, which is reported and reconciled with all significant segment expenses on our consolidated statement of operations, is the measure that is most consistent with GAAP, while adjusted EBITDA, adjusted gross margin, and adjusted EPS are additional measures of our segment profitability.
The measure of segment assets is reported on the balance sheet as total consolidated assets. We do not have material intra-entity sales or transfers.

Table of Contents	Unity Software Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 21, 2025 and "Part II, Item 1A. Risk Factors" included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. See the section titled "Note Regarding Forward-Looking Statements and Risk Factor Summary" in this report.
Overview
Unity offers a suite of tools to create, market, and grow games and interactive experiences across all major platforms from mobile, PC, and console, to extended reality (XR).
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions. Starting in the fourth quarter of 2023, we began to reset our product and service offerings to focus on our core businesses, which we refer to as our "Strategic Portfolio": the Unity Engine and related consumption services, and Monetization.
Recent Developments in Our Business
In the three months ended March 31, 2025, we had reductions to our workforce and our office footprint, that resulted in approximately $14 million in employee separation costs, and $6 million of non-employee charges associated with these reductions. We are continuing to evaluate our facility needs and expect more changes in the remainder of 2025.
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
Customers Contributing More Than $100,000 of Revenue
We had 1,260 and 1,243 customers contributing more than $100,000 of revenue in the trailing 12 months as of March 31, 2025 and 2024, respectively. The year over year increase was largely a result of our subscriptions growth. While these customers represented the substantial majority of revenue for the three months ended March 31, 2025 and 2024, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

Table of Contents	Unity Software Inc.

	As of
	March 31, 2025	March 31, 2024
Dollar-based net expansion rate	97%	101%
Our dollar-based net expansion rate as of March 31, 2025 was driven primarily by decreases in Grow Solutions revenue, due to competition in the advertising market, and to a lesser extent decreases in professional services revenue within Create Solutions, offset by growth in subscriptions revenue. Our dollar-based net expansion rate as of March 31, 2024 was driven primarily by sales of additional subscriptions and services to our existing Create Solutions customers and cross-selling our solutions to all of our customers. The decrease in dollar-based net expansion rate, compared to the comparable prior year period, is attributable to declines in Grow Solutions, and professional services revenue, as noted above.
The chart below illustrates that our dollar-based net expansion rate has been declining over the last year.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$435,000	$460,380
Cost of revenue	113,957	144,387
Gross profit	321,043	315,993
Operating expenses
Research and development	220,625	282,728
Sales and marketing	162,013	230,625
General and administrative	66,340	177,569
Total operating expenses	448,978	690,922
Loss from operations	(127,935)	(374,929)
Interest expense	(5,891)	(6,035)
Interest income and other income (expense), net	58,111	76,643
Loss before income taxes	(75,715)	(304,321)
Provision for (benefit from) Income taxes	2,192	(12,843)
Net loss	$(77,907)	$(291,478)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	26	31
Gross profit	74	69
Operating expenses
Research and development	51	61
Sales and marketing	37	50
General and administrative	15	39
Total operating expenses	103	150
Loss from operations	(29)	(81)
Interest expense	(1)	(1)
Interest income and other income (expense), net	13	16
Loss before income taxes	(17)	(66)
Provision for (benefit from) Income taxes	1	(3)
Net loss	(18)%	(63)%
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

Table of Contents	Unity Software Inc.
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
Our total revenue is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Create Solutions	150,378	163,670
Grow Solutions	284,622	296,710
Total revenue	$435,000	$460,380
Included in revenue in the first quarter of 2024 and 2025, are approximately $34 million and $17 million, respectively, of revenue associated with non-strategic portfolio, primarily in Create Solutions. We expect that these amounts will decline further through the remainder of 2025.
Total revenue decreased in the three months ended March 31, 2025, compared to the comparable prior year period, primarily due to a decrease in Create Solutions revenue, driven by a decrease in professional services revenue, and in consumption services revenue, partially offset by increases in subscription revenue.
The decrease in total revenue was further driven by a decrease in Grow Solutions revenue driven by changes in customer demand, competition, and resource allocation decisions. To improve the performance of Grow Solutions, in the first quarter of 2025, we started migrating a portion of our traffic to our new AI Platform, which we call “Unity Vector”. While we expect related revenue to improve as Unity Vector is implemented, this may be partially or fully offset by declines in select areas of the business that do not utilize Unity Vector.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation) for employees and subcontractors associated with our product support and professional services organizations, hosting expenses, and the amortization of intangible assets.
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including our product mix, the costs associated with third-party hosting services and the extent to which we expand and drive efficiencies in our hosting costs, professional services, and customer support organizations. We expect our gross profit to increase in absolute dollars in the long term but fluctuate in the short term as we stabilize our business following our reset efforts. We expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.

Table of Contents	Unity Software Inc.
Cost of revenue for the three months ended March 31, 2025 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs, driven by our reductions in headcount.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes.
In January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements and substantially in the first quarter of 2024, we incurred incremental employee separation costs of approximately $193 million in the three months ended March 31, 2024, largely driven by the acceleration and modification of equity awards, including $15 million within cost of revenue, $43 million within research and development expense, $47 million within sales and marketing expense, and $88 million within general and administrative expense. In addition, we incurred approximately $19 million of non-employee charges associated with this restructuring in 2024, largely within research and development expense.
Further, in the first quarter of 2025 we had additional workforce reductions. In the three months ended March 31, 2025, we incurred incremental employee separation costs related to these actions of approximately $14 million, primarily within research and development, and sales and marketing. In addition, we incurred approximately $6 million of non-employee charges associated with this restructuring in 2025.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, hosting expenses, and amortization expenses related to intangible assets. We expect our research and development expenses to increase in absolute dollars in the long term, as we expand our teams to develop new solutions, expand features and functionality with existing solutions, and enter new markets, but fluctuate in the short term, as we migrate traffic to Unity Vector. We expect research and development expenses to fluctuate as a percentage of revenue from period to period.
Research and development expense for the three months ended March 31, 2025 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs driven by our reductions in headcount.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs, amortization expenses related to intangible assets, and advertising and marketing programs, including user acquisition costs and digital account-based marketing, user events such as developer-centric conferences and our annual Unite user conferences. We expect that our sales and marketing expense will increase in absolute dollars in the long term, as we increase our account-based sales and marketing efforts, direct marketing and community outreach activities, invest in additional tools and technologies, and continue to build brand awareness. We expect sales and marketing expenses to fluctuate as a percentage of revenue from period to period.
Sales and marketing expense for the three months ended March 31, 2025 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs, driven by our reductions in headcount.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, IT and administrative employees; allocated overhead, and professional fees for external legal, accounting, and other professional services. We expect that our general and administrative

Table of Contents	Unity Software Inc.
expenses will increase in absolute dollars in the long term, as we scale to support the growth of our business. We expect general and administrative expenses to fluctuate as a percentage of revenue from period to period.
General and administrative expense for the three months ended March 31, 2025 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel-related costs, driven by our reductions in headcount.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three months ended March 31, 2025 decreased, compared to the comparable prior year period, due to a reduction in the amortization of debt issuance costs, driven by the repurchase of the 2026 Notes, partially offset by the amortization of new debt issuance costs, from the issuance of the 2030 Notes.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, consists primarily of gains on the repurchase of convertible debt, interest income earned on our cash and cash equivalents, and foreign currency gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Interest income and other income (expense), net, for the three months ended March 31, 2025 decreased, compared to the comparable prior year period, primarily due to changes in the amount of gain recognized from the repurchase of convertible debt. In the first quarter of 2024, we recognized $61.4 million of gain on repurchase of convertible debt, compared to $42.7 million in the first quarter of 2025.
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
Provision for income taxes for the three months ended March 31, 2025 increased, compared to the comparable prior year period, primarily due to the tax benefit from restructuring efforts undertaken in the first quarter of 2024 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
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

Table of Contents	Unity Software Inc.
as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only and should not be considered in isolation or as a substitute for our consolidated financial statements presented in accordance with GAAP.
Adjusted Gross Profit, Adjusted EBITDA, and Adjusted EPS
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
We define adjusted EPS as net income or loss excluding benefits or expenses associated with stock-based compensation, amortization of acquired intangible assets, depreciation, restructurings and reorganizations, and the income tax impact of the preceding adjustments (cumulatively "adjusted net income"), increased by the tax effected impacts from any relevant dilutive securities, divided by the diluted weighted-average outstanding shares. The effective tax rate used in calculating adjusted EPS is estimated for each period, based on the net income or loss adjusted for the items noted above, and may differ from the effective rate used in our financial statements. Shares of common stock that are excluded in our calculation of GAAP diluted net loss per share due to their antidilutive impact on such calculations, are included in the diluted weighted average outstanding shares used in our calculation of adjusted EPS, to the extent they have a dilutive impact on adjusted EPS given the adjusted net income in each period.
We use adjusted gross profit, adjusted EBITDA, and adjusted EPS, in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that adjusted gross profit, adjusted EBITDA, and adjusted EPS provide our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics exclude expenses that we do not consider to be indicative of our overall operating performance.
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
GAAP gross profit	$321,043	$315,993
Add:
Stock-based compensation expense	9,112	15,636
Amortization of intangible assets expense	26,700	26,997
Depreciation expense	1,714	2,744
Restructuring and reorganization costs	534	15,213
Adjusted gross profit	$359,103	$376,583
GAAP gross margin	74%	69%
Adjusted gross margin	82%	82%

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
GAAP net loss	$(77,907)	$(291,478)
Stock-based compensation expense	95,316	139,888
Amortization of intangible assets expense	85,650	87,957
Depreciation expense	10,567	13,853
Restructuring and reorganization costs	20,345	211,746
Interest expense	5,891	6,035
Interest income and other income (expense), net	(58,111)	(76,643)
Provision for (benefit from) Income taxes	2,192	(12,843)
Adjusted EBITDA	$83,943	$78,515
The following table presents a reconciliation of adjusted EPS to diluted net loss per share attributable to Unity Software Inc., the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024
GAAP net loss	$(77,907)	$(291,478)
Stock-based compensation expense	95,316	139,888
Amortization of intangible assets expense	85,650	87,957
Depreciation expense	10,567	13,853
Restructuring and reorganization costs	20,345	211,746
Income tax impact of adjusting items	(27,764)	(46,618)
Adjusted net income used for calculation of adjusted EPS, before impact of dilutive instruments	$106,207	$115,348
Increase from forgone financing costs on dilutive convertible notes, net of tax	4,597	4,684
Adjusted net income used for calculation of adjusted EPS, including impact of dilutive instruments	$110,804	$120,032

Weighted-average common shares used in GAAP diluted net loss per share attributable to Unity Software Inc.	411,852	387,151
Convertible notes	30,494	25,613
Stock options and PVOs	6,863	15,854
Unvested RSUs, PVUs, and PSUs	5,166	6,345
ESPP	650	150
Non-GAAP weighted-average common shares used in adjusted EPS	455,025	435,113

Table of Contents	Unity Software Inc.

	Three Months Ended
	March 31,
	2025	2024

GAAP diluted net loss per share attributable to Unity Software Inc.	$(0.19)	$(0.75)
Total impact on diluted net loss per share attributable to Unity Software Inc. from non-GAAP adjustments	$0.45	$1.05
Total impact on diluted net loss per share attributable to Unity Software Inc. from antidilutive common stock now included	$(0.02)	$(0.02)
Adjusted EPS	$0.24	$0.28
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$13,026	$(7,373)
Less:
Purchases of property and equipment	(5,718)	(7,190)
Free cash flow	$7,308	$(14,563)

Net cash used in investing activities	$(5,718)	$(7,190)
Net cash provided by (used in) financing activities	$12,248	$(389,001)
Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $1.5 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in government money market funds and in time deposits.
Our material cash requirements from known contractual and other obligations consist of our convertible notes, obligations under operating leases for office space, and contractual obligations for hosting services to support our business operations. See Part I, Item I, Note 7 — "Commitments and Contingencies" for additional discussion of our principal contractual commitments.
In the first quarter of 2025 we issued $690 million in aggregate principal amount of the 2030 Notes, the proceeds of which were used to fund repurchases of outstanding 2026 Notes. We previously issued $1.0 billion in aggregate principal amount of the 2027 Notes. We also previously issued $1.7 billion in aggregate principal amount of the 2026 Notes in November 2021, of which $688 million in aggregate principal amount was repurchased in first quarter 2025 for $642 million, and $480 million in aggregate principal amount was repurchased in March 2024 for $415 million. See Part I, Item I, Note 6, "Borrowings" for additional discussion of the Notes.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $3.8 billion as of March 31, 2025. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and

Table of Contents	Unity Software Inc.
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
Our changes in cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$13,026	$(7,373)
Net cash used in investing activities	(5,718)	(7,190)
Net cash provided by (used in) financing activities	12,248	(389,001)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	4,197	(6,202)
Net change in cash, cash equivalents, and restricted cash	$23,753	$(409,766)
Cash Provided by Operating Activities
During the three months ended March 31, 2025, net cash provided by operating activities was primarily due to a decrease in our net loss, adjusted for certain non-cash items, which include depreciation and amortization, stock-based compensation, gain on convertible notes, impairments, and other, offset by a decrease in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities consisted primarily of purchases of property and equipment.
Cash Provided by Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities consisted of proceeds from issuance of convertible notes, and the issuance of common stock under our employee equity plans, offset by repayments of convertible notes and the purchase of capped calls.

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
There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025.
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
(b) Changes in Internal Control Over Financial Reporting
Based on management's evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). The operative complaint names as defendants Unity, its former Chief Executive Officer, former Chief Financial Officer, and former General Manager of Operate Solutions, as well as Unity shareholders, Sequoia Capital, Silver Lake Group, and David Helgason. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and alleges that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company's product platform and the likely impact of those issues on the Company's fiscal 2022 guidance. The plaintiffs seek to represent a class of all persons and entities (other than the defendants) who acquired Unity securities between May 11, 2021 and May 10, 2022, and requests unspecified damages, pre- and post-judgment interest, and an award of attorneys' fees and costs. The Court dismissed the case with prejudice on March 12, 2025 and entered judgement on April 14, 2025.
On November 22, 2022, a derivative suit, captioned Movva v. Unity Software, Inc., et al., Case 5:22-cv-07416 (N.D. Cal.) (the "Movva Suit"), was filed by a purported stockholder against eleven of the Company's current and former officers and directors. The complaint, which asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act, borrows the allegations of the Securities Class Action, and recasts them as derivative claims. On December 16, 2022, a related derivative suit, captioned Duong vs. Unity Software Inc., et al., Case 5:22-c-08926 (N.D. Cal.), was filed by a purported stockholder against the same defendants as in the Movva Suit (the "Duong Suit," and together with the Movva Suit, the "Federal Derivative Actions"). The two Federal Derivative Actions were consolidated after the parties jointly moved to do so. The Federal Derivative Actions are currently stayed. On May 8, 2023, a stockholder derivative suit, captioned Wen v. Botha, et al., Case No. 2023-0499 (the “Wen Suit”), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company's current and former officers and directors, and asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On December 15, 2023, a stockholder derivative suit, captioned Flesner v. Riccitiello, et al., Case No. 2023-1240 (the "Flesner Suit" and together with the Wen Suit, the "Delaware Derivative Actions"), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company's current and former officers and directors, and asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets, as well as insider trading claims against the individual defendants. As with the Federal Derivative Actions, the Delaware Derivative Actions borrow the allegations of the Securities Class Action, and recast them as derivative claims. The Delaware Derivative Actions are currently stayed. It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters, naming Unity and/or its officers and directors as defendants. We dispute these allegations and intend to vigorously defend ourselves in these matters.
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
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Purchasing or owning Unity common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and below. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
If we fail to timely release updates and new features to our platform and adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements, or preferences, our platform may become less competitive.
The markets in which we compete are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. For example, in the first quarter of 2025 we announced the roll out of our new machine-learning model, Unity Vector. While we expect related revenue to improve as Unity Vector is implemented, this may be partially or fully offset by declines in select areas of the business that do not utilize Unity Vector. In addition, if we fail to execute on the rebuild and launch of our machine learning stack and data infrastructure, including Unity Vector, on a timely basis or at all, our business could be harmed. Similarly, emerging technologies like artificial intelligence could impact the way that customers utilize our solutions as well as enhance the functionality of our solutions. Accordingly, our ability to increase our revenue depends in large part on our ability to maintain, improve and differentiate our existing platform and introduce new functionality promptly and effectively.
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
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Although our current business model is not directly reliant on the import or export of physical goods, trade policies may indirectly adversely impact our business and operations. For example, current and future tariffs on hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors could raise costs, constrain supply or affect service reliability, which could harm our competitive position, reduce customer demand and damage customer relationships. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our services or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.
Trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended December 31, 2024.
Risks Related to Our Convertible Notes
Our Notes and the issuance of shares of our common stock upon conversion of the Notes, if any, may impact our financial results, result in dilution to our stockholders, create downward pressure on the price of our common stock, and restrict our ability to raise additional capital or to engage in a beneficial takeover.
In February 2025, we issued approximately $690 million in aggregate principal amount of 0% convertible senior notes due 2030 (the "2030 Notes"), in November 2022, we issued $1.0 billion in aggregate principal amount of 2.0% convertible senior notes due 2027 (the "2027 Notes"), and in November 2021, we issued approximately $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes," together with the 2030 Notes and 2027 Notes, the "Notes"). In the first quarter of 2025 and first quarter of 2024, we repurchased approximately $642 million and $480 million, respectively, aggregate principal amount of our 2026 Notes in privately negotiated transactions with holders of the 2026 Notes and as of March 31, 2025, we had approximately $558 million aggregate principal amount of 2026 Notes outstanding. We are subject to a variety of risks related to the Notes, such as:

Table of Contents	Unity Software Inc.
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
•we may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness; and
•the conditional conversion features of the 2030 Notes and the 2026 Notes, if triggered, and the conversion feature of the 2027 Notes may adversely affect our liquidity if we elect or are required to settle a portion or all of our conversion obligation through the payment of cash.
The conditional conversion features of the 2030 Notes and 2026 Notes, if triggered, and the conversion feature of the 2027 Notes may adversely affect our financial condition and operating results.
In the event the conditional conversion features of the 2030 Notes or 2026 Notes is triggered, holders of the 2030 Notes or 2026 Notes will be entitled under the indenture governing the 2030 Notes or 2026 Notes to convert their 2030 Notes or 2026 Notes, as applicable, at any time during specified periods at their option. Holders of the 2027 Notes are entitled under the indenture governing the 2027 Notes to convert their 2027 Notes at any time prior to maturity. If one or more holders elect to convert their 2030 Notes or 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. As of December 31, 2024, no 2030 Notes were outstanding and the 2026 Notes were not convertible at the option of the holders thereof. In addition, even if holders do not elect to convert their 2030 Notes or 2026 Notes, we could be required under applicable accounting rules to classify or reclassify all or a portion of the outstanding principal of the 2030 Notes or 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the 2030 Notes or 2026 Notes and our common stock.
In addition, in connection with the issuance of the 2030 Notes and the 2026 Notes, we entered into capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers of the 2030 Notes and 2026 Notes or affiliates thereof and other financial institutions (the "option counterparties").The Capped Call Transactions cover, subject to customary adjustments, the number of shares of our common

Table of Contents	Unity Software Inc.
stock initially underlying the 2030 Notes and the 2026 Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of 2030 Notes or 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2030 Notes or 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the Capped Call Transactions, the option counterparties or their respective affiliates likely entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2030 Notes or the 2026 Notes, including with certain investors in the 2030 Notes or the 2026 Notes. The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Notes or the 2026 Notes (and are likely to do so on each exercise date of the Capped Call Transactions or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption or conversion of the 2030 Notes or the 2026 Notes). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the 2030 Notes, 2026 Notes, the 2027 Notes or the shares of our common stock. Any of these activities could adversely affect the value of the 2030 Notes, 2026 Notes, the 2027 Notes and our common stock.
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
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Table of Contents
Item 5. Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name	Title	Action	Adoption Date	Expiration Date (1)	Aggregate # of Securities to be Purchased/Sold
Tomer Bar-Zeev	Director	Adoption	March 4, 2025	December 31, 2025	1,500,000
Shlomo Dovrat	Director	Adoption	March 11, 2025	December 10, 2025	100,000
Felix Thé	SVP Product & Technology, Grow	Adoption	March 13, 2025	December 31, 2025	(2)
(1)    Each of the plans expire on the respective dates shown, or upon the earlier completion of all authorized transactions under the plans.
(2)    The plan provides for the sale of approximately $17,000 of our common stock per month based on the trading price of our common stock for 6 months. The actual number of shares that will be subject to the plan is dependent on the trading price of our common stock at future dates and is not yet determinable.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39497	3.2	September 8, 2023

4.1	Indenture, dated as of February 27, 2025, by and between Unity Software Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39497	4.1	February 27, 2025

4.2	Form of Global Note, representing Unity Software Inc.’s 0% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39497	4.2	February 27, 2025

10.1	Amended and Restated Non-Employee Director Compensation Policy	8-K	001-39497	99.2	May 1, 2024

10.2	Form of Grant Notice and Award Agreement for PSUs	8-K	001-39497	10.1	March 10, 2025

10.3	Form of Confirmation for Capped Call Transactions	8-K	001-39497	10.1	February 27, 2025

10.4*	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements

10.5*	Unity Software Inc. IronSource Share Incentive Plan and related form agreements

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

UNITY SOFTWARE INC.

Date: May 7, 2025	By:	/s/ Mark Barrysmith
Mark Barrysmith
Chief Accounting Officer
(Principal Accounting Officer)