Form 10-Q
period 2025-06-30
Unity Software Inc.
filed 2025-08-06
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2025, there were 422,517,888 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended June 30, 2025

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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,691,045	$1,517,672
Accounts receivable, net	596,560	573,884
Prepaid expenses and other	120,171	133,795
Total current assets	2,407,776	2,225,351
Property and equipment, net	82,426	98,819
Goodwill	3,166,304	3,166,304
Intangible assets, net	894,367	1,066,235
Other assets	165,551	180,698
Total assets	$6,716,424	$6,737,407
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,248	$13,948
Accrued expenses and other	278,850	294,951
Publisher payables	372,719	394,284
Deferred revenue	219,448	186,304
Total current liabilities	883,265	889,487
Convertible notes	2,233,255	2,238,922
Long-term deferred revenue	15,480	16,846
Other long-term liabilities	150,349	165,004
Total liabilities	3,282,349	3,310,259
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	240,697	230,627
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 420,441 and 409,393	2	2
Additional paid-in capital	7,116,124	6,936,038
Accumulated other comprehensive loss	(6,349)	(9,425)
Accumulated deficit	(3,922,384)	(3,735,944)
Total Unity Software Inc. stockholders' equity	3,187,393	3,190,671
Noncontrolling interest	5,985	5,850
Total stockholders' equity	3,193,378	3,196,521
Total liabilities and stockholders' equity	$6,716,424	$6,737,407
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$440,944	$449,259	$875,944	$909,639
Cost of revenue	114,211	108,875	228,168	253,262
Gross profit	326,733	340,384	647,776	656,377
Operating expenses
Research and development	214,807	208,935	435,432	491,663
Sales and marketing	161,513	169,854	323,526	400,479
General and administrative	69,165	91,015	135,505	268,584
Total operating expenses	445,485	469,804	894,463	1,160,726
Loss from operations	(118,752)	(129,420)	(246,687)	(504,349)
Interest expense	(6,030)	(5,829)	(11,921)	(11,864)
Interest income and other income (expense), net	19,837	10,457	77,948	87,100
Loss before income taxes	(104,945)	(124,792)	(180,660)	(429,113)
Provision for (benefit from) Income taxes	2,420	946	4,612	(11,897)
Net loss	(107,365)	(125,738)	(185,272)	(417,216)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	1,433	(164)	1,168	(568)
Net loss attributable to Unity Software Inc.	$(108,798)	$(125,574)	$(186,440)	$(416,648)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.26)	$(0.32)	$(0.45)	$(1.07)
Weighted-average shares used in computation of basic and diluted net loss per share	417,566	392,537	414,696	389,844
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(107,365)	$(125,738)	$(185,272)	$(417,216)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	2,716	(1,393)	3,894	(4,854)
Other comprehensive income (loss)	2,716	(1,393)	3,894	(4,854)
Comprehensive loss	(104,649)	(127,131)	(181,378)	(422,070)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	1,433	(164)	1,168	(568)
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	564	(255)	818	(965)
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	1,997	(419)	1,986	(1,533)
Comprehensive loss attributable to Unity Software Inc.	$(106,646)	$(126,712)	$(183,364)	$(420,537)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at March 31, 2025	415,406,492	$2	$7,008,134	$(8,501)	$(3,813,586)	$3,186,049	$5,849	$3,191,898
Issuance of common stock from employee equity plans	1,170,423		9,783			9,783		9,783
Issuance of common stock for settlement of RSUs	3,863,949					—		—
Stock‑based compensation expense			102,303			102,303		102,303
Net loss					(108,798)	(108,798)	98	(108,700)
Adjustments to redeemable noncontrolling interest			(4,096)			(4,096)		(4,096)
Other comprehensive income				2,152		2,152	38	2,190
Balance at June 30, 2025	420,440,864	$2	$7,116,124	$(6,349)	$(3,922,384)	$3,187,393	$5,985	$3,193,378

	Three Months Ended June 30, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at March 31, 2024	390,396,930	$2	$6,554,787	$(7,760)	$(3,362,904)	$3,184,125	$5,863	$3,189,988
Issuance of common stock from employee equity plans	1,904,693	—	11,305	—	—	11,305	—	11,305
Issuance of common stock for settlement of RSUs	3,142,675	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	117,678	—	—	117,678	—	117,678
Net loss	—	—	—	—	(125,574)	(125,574)	(11)	(125,585)
Adjustments to redeemable noncontrolling interest	—	—	(1,710)	—	—	(1,710)	—	(1,710)
Other comprehensive loss	—	—	—	(1,138)	—	(1,138)	(18)	(1,156)
Balance at June 30, 2024	395,444,298	$2	$6,682,060	$(8,898)	$(3,488,478)	$3,184,686	$5,834	$3,190,520
.
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2024	409,392,524	$2	$6,936,038	$(9,425)	$(3,735,944)	$3,190,671	$5,850	$3,196,521
Issuance of common stock from employee equity plans	4,137,252		31,394			31,394		31,394
Issuance of common stock for settlement of RSUs	6,911,088					—		—
Purchase of capped calls			(44,436)			(44,436)		(44,436)
Stock‑based compensation expense			201,347			201,347		201,347
Net loss					(186,440)	(186,440)	80	(186,360)
Adjustments to redeemable noncontrolling interest			(8,219)			(8,219)		(8,219)
Other comprehensive income				3,076		3,076	55	3,131
Balance at June 30, 2025	420,440,864	$2	$7,116,124	$(6,349)	$(3,922,384)	$3,187,393	$5,985	$3,193,378

	Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2023	384,871,561	$2	$6,259,479	$(5,009)	$(3,071,830)	$3,182,642	$5,939	$3,188,581
Issuance of common stock from employee equity plans	4,416,613	—	37,302	—	—	37,302	—	37,302
Issuance of common stock for settlement of RSUs	6,156,124	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	386,966	—	—	386,966	—	386,966
Net loss	—	—	—	—	(416,648)	(416,648)	(39)	(416,687)
Adjustments to redeemable noncontrolling interest	—	—	(1,687)	—	—	(1,687)	—	(1,687)
Other comprehensive loss	—	—	—	(3,889)	—	(3,889)	(66)	(3,955)
Balance at June 30, 2024	395,444,298	$2	$6,682,060	$(8,898)	$(3,488,478)	$3,184,686	$5,834	$3,190,520
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(185,272)	$(417,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	193,145	203,219
Stock-based compensation expense	200,394	381,276
Gain on repayment of convertible note	(42,744)	(61,371)
Impairment of property and equipment	4,049	21,918
Other	(7,972)	15,383
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(22,061)	38,066
Prepaid expenses and other	13,771	(19,815)
Other assets	11,889	(2,386)
Accounts payable	(2,099)	(460)
Accrued expenses and other	(13,612)	(40,301)
Publisher payables	(21,565)	3,140
Other long-term liabilities	(12,861)	(34,636)
Deferred revenue	31,060	(5,814)
Net cash provided by operating activities	146,122	81,003
Investing activities
Purchases of non-marketable investments	(2,000)	—
Purchases of intangible assets	—	(360)
Purchases of property and equipment	(12,164)	(15,956)
Net cash used in investing activities	(14,164)	(16,316)
Financing activities
Proceeds from issuance of convertible notes	690,000	—
Purchase of capped calls	(44,436)	—
Payment of debt issuance costs	(13,236)	—
Repayments of convertible note	(641,691)	(414,999)
Proceeds from issuance of common stock from employee equity plans	31,394	37,302
Net cash provided by (used in) financing activities	22,031	(377,697)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	19,637	(9,460)
Increase (decrease) in cash, cash equivalents, and restricted cash	173,626	(322,470)
Cash, cash equivalents, and restricted cash, beginning of period	1,527,881	1,604,267
Cash, cash equivalents, and restricted cash, end of period	$1,701,507	$1,281,797

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$10,000
Cash paid for (refunded from) income taxes, net	$(3,079)	$16,307
Cash paid for operating leases	$20,915	$26,658
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$5,406	$13,859
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
We review the useful lives of assets with a finite life on a recurring basis. Effective July 1, 2025, we revised our estimate of the remaining useful life for certain intangible assets from four to seven years, down to one to three years. These assets are included in “Intangible assets, net” on our consolidated balance sheets, are primarily “developed technology” within intangible assets, and primarily relate to assets arising from our acquisition of Wētā FX Limited in 2023. The shortened useful lives are due to certain assets no longer being actively developed and absence of currently established plans for incorporation into future Unity offerings. The effect of this change in estimate for the year ending December 31, 2025, is anticipated to be an increase in amortization expense and decrease in operating income of approximately $77 million.
Employee Separation and Restructuring Costs
In the six months ended June 30, 2025, we incurred incremental employee separation costs of approximately $20 million, primarily within sales and marketing and research and development. In the six months ended June 30, 2024, we incurred incremental employee separation costs of approximately $201 million, which included $128 million of incremental stock-based compensation. Of the incremental employee separation costs we incurred in the six months ended June 30, 2024, $15 million are within cost of revenue, $44 million are within research and development, $52 million are within sales and marketing, and $90 million are within general and administrative. Additionally, for the six months ended June 30, 2025 and 2024, we incurred $11 million and $38 million, respectively, of other restructuring costs, primarily related to office closures.

Table of Contents	Unity Software Inc.
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Create Solutions	$153,782	$150,777	$304,160	$314,447
Grow Solutions	287,162	298,482	571,784	595,192
Total revenue	$440,944	$449,259	$875,944	$909,639
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$122,367	$130,843	$248,655	$269,962
Greater China (1)	83,575	62,063	148,777	121,753
EMEA (2)	140,809	164,064	293,309	330,834
APAC (3)	83,295	81,119	163,376	165,155
Other Americas (4)	10,898	11,170	21,827	21,935
Total revenue	$440,944	$449,259	$875,944	$909,639
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the allowance for uncollectible amounts was $13.2 million and $17.3 million, respectively. For the six months ended June 30, 2025 and 2024, the provision for uncollectible amounts was $0.6 million and $5.3 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of June 30, 2025, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.2 million and $3.7 million, respectively. As of December 31, 2024, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.5 million and $5.4 million, respectively.
During the three and six months ended June 30, 2025, we recorded amortization costs of $1.9 million and $3.8 million in sales and marketing expenses, as compared to $2.3 million and $4.7 million during the three and six months ended June 30, 2024. We did not incur any impairment losses for the six months ended June 30, 2025 and 2024.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $20.8

Table of Contents	Unity Software Inc.
million and $20.5 million as of June 30, 2025 and December 31, 2024, respectively. The long term portion of those unbilled receivables was included in other long-term assets on our consolidated balance sheets, and was not material as of June 30, 2025 and December 31, 2024.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the six months ended June 30, 2025 that was included in the deferred revenue balances at January 1, 2025 was $130 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of June 30, 2025, were $400 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $183 million or 46% of this revenue during the next 12 months.
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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2025	December 31, 2024
	Fair Value (1)
Cash	$829,573	$995,802
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$10,462	$10,209
Money market funds	367,842	327,333
Time deposits	493,630	194,537
Total restricted cash and cash equivalents	$871,934	$532,079
Total cash, cash equivalents, and restricted cash	$1,701,507	$1,527,881
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of June 30, 2025 and December 31, 2024,

Table of Contents	Unity Software Inc.
such equity investments totaled $35.0 million and $33.0 million, respectively. No material adjustments to the carrying value of these equity investments were recorded for the three and six months ended June 30, 2025 and 2024.
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
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$234,740	$224,736	$230,627	$225,797
Net gain/(loss) attributable to redeemable noncontrolling interests	1,335	(153)	1,088	(529)
Accretion for redeemable noncontrolling interests	1,556	2,867	4,591	5,942
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	3,066	(1,394)	4,391	(5,154)
Balance at end of period	$240,697	$226,056	$240,697	$226,056
5. Leases
We have operating leases for offices, which have remaining lease terms of up to eight years.
Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$8,144	$10,579	$15,572	$20,832
Variable lease expense	1,301	1,497	2,574	3,218
Sublease income	(816)	(552)	(1,513)	(796)
Total lease expense	$8,629	$11,524	$16,633	$23,254
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	June 30, 2025	December 31, 2024
Operating lease assets	Other assets	$69,599	$78,562

Current operating lease liabilities	Accrued expenses and other	$31,950	$33,703
Long-term operating lease liabilities	Other long-term liabilities	75,855	81,093
Total operating lease liabilities		$107,805	$114,796
As of June 30, 2025 and December 31, 2024, our operating leases had a weighted-average remaining lease term of 4.2 years and 4.3 years, respectively, and a weighted-average discount rate of 5.6% and 5.4%, respectively. During the three and six months ended June 30, 2024, we recorded $8.6 million and $12.2 million, respectively, of impairment charges on operating lease assets, primarily within general and administrative.

Table of Contents	Unity Software Inc.
As of June 30, 2025, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$120,667
Less: imputed interest	12,862
Present value of lease liabilities	$107,805
As of June 30, 2025, we have entered into a lease that has not yet commenced with future minimum lease payments of $7.2 million which are not yet reflected on our consolidated balance sheet. The operating lease will commence in 2025 with lease terms of approximately seven years.
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
As of June 30, 2025, we had $2.2 billion of unsecured convertible notes outstanding including $690 million of the 2030 Notes, $1.0 billion issued in November 2022 (the "2027 Notes"), $558 million issued in November 2021 (the "2026 Notes", together with the 2027 Notes and 2030 Notes, the "Notes"). The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of
	Conversion Rate per $1,000 Principal	Conversion Price (1)	Maturities	Stated Interest Rates	June 30, 2025	December 31, 2024
Convertible notes:
Principal – 2026 Notes	3.2392	$308.72	2026	0.0%	$557,724	$1,245,232
Principal – 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Principal – 2030 Notes	27.6656	$36.15	2030	0.0%	690,000	—
Unamortized debt issuance costs, net					(14,469)	(6,310)
Net carrying amount					$2,233,255	$2,238,922
1)    We entered into capped call transactions in connection with the 2026 and 2030 Notes. The cap price of the capped call transactions relating to the Notes was initially $343.02 and $47.74, respectively, subject to certain adjustments under the terms of the capped call transactions. See below "--Capped Call Transactions."
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $6.0 million and $11.9 million for the three and six months ended June 30, 2025, respectively, and $5.8 million and $11.9 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, the estimated fair value of the 2030 Notes was approximately $710 million. As of June 30, 2025 and December 31, 2024, the estimated fair value of the 2027 Notes was approximately $1.0 billion, and the estimated fair value of the 2026 Notes was approximately $520 million and $1.1 billion, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2030 Notes and 2026 Notes was based on quoted prices as of that date.
The 2027 Notes may be converted at the election of the holders thereof at any time prior to maturity. The 2026 Notes and 2030 Notes are convertible at the option of the respective holders thereof if

Table of Contents	Unity Software Inc.
a conversion condition applicable to such series of Notes is triggered. During the three and six months ended June 30, 2025, none of the conversion conditions of the 2026 Notes or the 2030 notes were triggered, and the 2026 Notes and 2030 Notes were not convertible as of June 30, 2025.
Any such conversion of the Notes noted above, may be satisfied at our election with either cash, shares of our common stock, or a combination of cash and shares of our common stock. The conversion rates for the Notes are subject to customary adjustments for certain events as described in the relevant indenture governing the Notes.
The Notes are subject to additional terms. In connection with certain corporate events, as described in the indentures governing the Notes, we will increase the conversion rate for a holder of the applicable series of Notes who elects to convert those Notes in connection with the event. Additionally, upon the occurrence of certain corporate events and subject to certain exceptions, as described in the indenture governing the applicable series of Notes, holders of those Notes may require us to repurchase all or a portion of their notes at a price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest to date. The 2026 Notes and 2030 Notes are also redeemable at our option if certain conditions are met, as described in the indentures governing the 2026 Notes and 2030 Notes respectively.
As of June 30, 2025, no holders of the Notes have exercised the conversion rights, and the if-converted value of the Notes did not exceed the principal amount.
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
Capped Call Transactions
We entered into capped call transactions (the "Capped Call Transactions"), to reduce the potential dilutive effect of the 2026 Notes (the "2026 Capped Call Transactions"), and 2030 Notes (the "2030 Capped Call Transactions"), in connection with their pricing. The 2026 Capped Call Transactions, and the 2030 Capped Call Transactions, had net costs of $48.1 million and $44.4 million, respectively, with call options totaling approximately 5.6 million and 19.1 million of our common stock, and with expiration dates ranging from September 18, 2026 to November 12, 2026, and January 15, 2030 to March 13, 2030, respectively. The strike price of the 2026 Capped Call Transactions, and the 2030 Capped Call Transactions are $308.72 and $36.15, respectively, and the cap prices are initially $343.02 and $47.74 per share, respectively, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding and are considered separately exercisable from the 2026 Notes and 2030 Notes. As of June 30, 2025, the Capped Call Transactions met the conditions for equity classification and were not in the money.

Table of Contents	Unity Software Inc.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of June 30, 2025 (in thousands):

	Total	Remainder of 2025	2026‑2027	2028‑2029	Thereafter
Operating leases (1)	$127,844	$21,076	$58,795	$33,612	$14,361
Purchase commitments (2)	859,647	219,176	383,083	257,388	—
Convertible note principal and interest (3)	2,297,724	10,000	1,597,724	—	690,000
Total	$3,285,215	$250,252	$2,039,602	$291,000	$704,361
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2025, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $10.5 million and $10.2 million of secured letters of credit outstanding as of June 30, 2025 and December 31, 2024, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our condensed consolidated balance sheets.

Table of Contents	Unity Software Inc.
8. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$9,861	$7,911	$18,973	$24,717
Research and development	51,051	56,908	101,645	144,646
Sales and marketing	19,208	22,282	39,169	86,253
General and administrative	21,484	28,298	40,607	125,660
Total stock-based compensation expense	$101,604	$115,399	$200,394	$381,276
Included in the above expenses for the three and six months ended June 30, 2024, is $3 million and $97 million, respectively, of incremental stock-based compensation expense from modifications, primarily within general and administrative. These amounts predominately relate to the modification of awards held by the founders of ironSource Ltd. that departed in the first quarter of 2024.
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2024	23,158,212	$21.10	4.24
Granted	206,244	$24.72
Exercised	(3,443,379)	$6.26
Forfeited, cancelled, or expired	(1,235,512)	$49.40
Balance as of June 30, 2025	18,685,565	$22.00	4.31
Restricted Stock Units
A summary of our restricted stock unit ("RSU"), including price-vested unit ("PVU"), and performance-based restricted stock unit ("PSU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	30,013,275	$26.03
Granted	12,887,903	$21.46
Vested	(6,824,912)	$29.82
Forfeited	(4,930,230)	$23.58
Unvested as of June 30, 2025	31,146,036	$23.70
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

Table of Contents	Unity Software Inc.
the three and six months ended June 30, 2025, the price hurdle was not met by any outstanding options or units, which had not already attained them in a prior period.
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
Fair Value Assumptions
The calculated grant-date fair value of stock options, PVUs, and PVOs granted, were estimated using the Black-Scholes option-pricing model for stock options, and a Monte Carlo stimulation for the PVUs and PVOs, with the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2025	2024
Expected dividend yield	—	—	—
Risk-free interest rate	4.3% - 4.7%	4.1%	4.1% - 4.7%
Expected volatility	60.0% - 66.5%	69.5%	60.0% - 66.5%
Expected term (in years)	6.25 - 10.00	6.25	6.25 - 10.00
Fair value of underlying common stock	$17.95 - $24.27	$24.72	$17.95 - $26.89
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan ("ESPP") was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Six Months Ended June 30,
	2025	2024
Expected dividend yield	—	—
Risk-free interest rate	4.3% - 4.3%	5.3%
Expected volatility	73.4% - 73.4%	56.0%
Expected term (in years)	0.50	0.50
Grant-date fair value per share	$9.26 - $9.26	$9.11
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Six Months Ended June 30,
	2025	2024
Shares issued under the ESPP	693,873	551,146
Weighted-average price per share issued	$14.19	$24.92

Table of Contents	Unity Software Inc.
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
Our effective tax rate for the three and six months ended June 30, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses and to a lesser extent tax expense on foreign earnings taxed at different rates. Our effective tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance in the U.S. on losses, a tax benefit on foreign losses in connection with employee separation costs, and to a lesser extent, tax expense on foreign earnings taxed at different rates. In addition, during the first quarter of 2024, the Company restructured its tax operations which resulted in a reduction to the U.S. valuation allowance.
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
As of June 30, 2025, we had $182.5 million of gross unrecognized tax benefits, of which $33.9 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of June 30, 2025 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of June 30,
	2025	2024
Convertible notes	41,348	24,488
Stock options and PVOs	18,686	28,449
Unvested RSUs, PVUs, and PSUs	31,146	28,244
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

Table of Contents	Unity Software Inc.
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
Recent Developments in Our Business
In the six months ended June 30, 2025, we had reductions to our workforce and our office footprint, that resulted in approximately $20 million in employee separation costs, and $11 million of non-employee charges associated with these reductions. We are continuing to evaluate our facility needs and expect more changes in the remainder of 2025.
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
Customers Contributing More Than $100,000 of Revenue
We had 1,270 and 1,254 customers contributing more than $100,000 of revenue in the trailing 12 months as of June 30, 2025 and 2024, respectively. The year over year increase was largely a result of our subscriptions growth. While these customers represented the substantial majority of revenue for the six months ended June 30, 2025 and 2024, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

Table of Contents	Unity Software Inc.

	As of
	June 30, 2025	June 30, 2024
Dollar-based net expansion rate	100%	96%
Our dollar-based net expansion rate as of June 30, 2025 and 2024 was driven primarily by decreases in Grow Solutions revenue, due to competition in the advertising market, offset by growth in subscriptions revenue. The increase in dollar-based net expansion rate, compared to the comparable prior year period, is attributable to reduced declines in Grow Solutions revenue, as noted above.
The chart below illustrates that our dollar-based net expansion rate has been increasing over the last year.

Dollar-based Net Expansion Rate Over Time
102%
100%
101%
96%
94%
96%
97%
100%
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$440,944	$449,259	$875,944	$909,639
Cost of revenue	114,211	108,875	228,168	253,262
Gross profit	326,733	340,384	647,776	656,377
Operating expenses
Research and development	214,807	208,935	435,432	491,663
Sales and marketing	161,513	169,854	323,526	400,479
General and administrative	69,165	91,015	135,505	268,584
Total operating expenses	445,485	469,804	894,463	1,160,726
Loss from operations	(118,752)	(129,420)	(246,687)	(504,349)
Interest expense	(6,030)	(5,829)	(11,921)	(11,864)
Interest income and other income (expense), net	19,837	10,457	77,948	87,100
Loss before income taxes	(104,945)	(124,792)	(180,660)	(429,113)
Provision for (benefit from) Income taxes	2,420	946	4,612	(11,897)
Net loss	$(107,365)	$(125,738)	$(185,272)	$(417,216)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	26	24	26	28
Gross profit	74	76	74	72
Operating expenses
Research and development	48	47	50	54
Sales and marketing	37	38	37	44
General and administrative	16	20	15	29
Total operating expenses	101	105	102	127
Loss from operations	(27)	(29)	(28)	(55)
Interest expense	(1)	(1)	(1)	(1)
Interest income and other income (expense), net	4	2	8	9
Loss before income taxes	(24)	(28)	(21)	(47)
Provision for (benefit from) Income taxes	—	—	—	(1)
Net loss	(24)%	(28)%	(21)%	(46)%
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
Our total revenue is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Create Solutions	153,782	150,777	304,160	314,447
Grow Solutions	287,162	298,482	571,784	595,192
Total revenue	$440,944	$449,259	$875,944	$909,639
Included in revenue in the six months ended June 30, 2025 and 2024, are approximately $20 million and $58 million, respectively, of revenue associated with non-strategic portfolio, primarily in Create Solutions. We expect that these amounts will decline further through the remainder of 2025.
Total revenue decreased in the three and six months ended June 30, 2025, compared to the comparable prior year periods, primarily due to a decrease in Grow Solutions revenue driven by changes in customer demand, competition, and resource allocation decisions. To improve the performance of Grow Solutions, in the first and second quarter of 2025, we migrated one of our ad networks (the "Unity Ad Network") to our new AI Platform, which we call "Unity Vector". These changes contributed to the Unity Ad Network growing 15% from the three months ended March 31, 2025 to the three months ended June 30, 2025, and now represents 49% of total Grow Solutions revenue for the three months ended June 30, 2025.
The decrease in total revenue for the three and six months ended June 30, 2025, was further impacted by changes in Create Solutions revenue, including decreases in professional services revenue, and decreases in consumption services revenue, which were offset by an increase from the sale of a term license for approximately $12 million in the second quarter of 2025, and increases in subscription revenue.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation) for employees and subcontractors associated with our product support and professional services organizations, hosting expenses, the amortization of intangible assets, and direct costs associated with our advertising offerings.
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

Table of Contents	Unity Software Inc.
the short term as we stabilize our business following our reset efforts. We expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.
Cost of revenue for the three months ended June 30, 2025 increased, compared to the comparable prior year period, primarily due to an increase in personnel costs, driven by the timing of merit increases in each year, and hosting expenses to operate our advertising networks. Cost of revenue for the six months ended June 30, 2025 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs, driven by our reductions in headcount.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes.
In January 2024, we committed to a plan to eliminate approximately 25% of our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements and substantially in the first quarter of 2024, we incurred incremental employee separation costs of approximately $201 million in the six months ended June 30, 2024, largely driven by the acceleration and modification of equity awards, including $15 million within cost of revenue, $44 million within research and development expense, $52 million within sales and marketing expense, and $90 million within general and administrative expense. In addition, we incurred approximately $38 million of non-employee charges associated with this restructuring in 2024, largely within research and development expense.
Further, in the first quarter of 2025 we had additional workforce reductions. In the six months ended June 30, 2025, we incurred incremental employee separation costs related to these actions of approximately $20 million, primarily within research and development, and sales and marketing. In addition, we incurred approximately $11 million of non-employee charges associated with this restructuring in 2025.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, hosting expenses, and amortization expenses related to intangible assets. We expect our research and development expenses to increase in absolute dollars in the long term, as we expand our teams to develop new solutions, expand features and functionality with existing solutions, and enter new markets, but fluctuate in the short term as we migrate traffic to Unity Vector. We expect research and development expenses to fluctuate as a percentage of revenue from period to period.
Research and development expense for the three months ended June 30, 2025 increased, compared to the comparable prior year period, primarily due to an increase in personnel costs driven by increased costs to attract and retain talent. Research and development expense for the six months ended June 30, 2025 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs driven by our reductions in headcount.
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
Sales and marketing expense for the three and six months ended June 30, 2025 decreased, compared to the comparable prior year periods, primarily due to a decrease in personnel costs, driven by our reductions in headcount.
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
General and administrative expense for the three and six months ended June 30, 2025 decreased, compared to the comparable prior year periods, primarily due to decreases in personnel-related costs and in impairments of operating lease assets, both driven by incremental employee separation costs and non-employee charges from restructuring in 2024.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three and six months ended June 30, 2025 increased, compared to the comparable prior year periods, due to the amortization of new debt issuance costs, from the issuance of the 2030 notes, partially offset by a reduction in the amortization of debt issuance costs, driven by the repurchase of the 2026 notes.
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
Interest income and other income (expense), net, for the three months ended June 30, 2025 increased, compared to the comparable prior year period, primarily due to gains from foreign exchange. Interest income and other income (expense), net, for the six months ended June 30, 2025 decreased, compared to the comparable prior year period, primarily due to changes in the amount of gain recognized from the repurchase of convertible debt. In the first quarter of 2024, we recognized $61.4 million of gain on repurchase of convertible debt, compared to $42.7 million in the first quarter of 2025.
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
Provision for income taxes for the three and six months ended June 30, 2025 increased, compared to the comparable prior year period, primarily due to the tax benefit from restructuring efforts undertaken in the first quarter of 2024 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.
On July 4, 2025, the United States enacted new tax reform legislation. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and

Table of Contents	Unity Software Inc.
development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, the Company expects a decrease in the tax expense during the third and fourth quarters of 2025. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements. While this assessment is ongoing, the Company does not expect the new legislation to have a material impact on the Consolidated Financial Statements.
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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2025	2024
GAAP gross profit	$326,733	$340,384
Add:
Stock-based compensation expense	9,861	7,911
Amortization of intangible assets expense	26,997	26,997
Depreciation expense	1,766	2,232
Restructuring and reorganization costs	275	(253)
Adjusted gross profit	$365,632	$377,271
GAAP gross margin	74%	76%
Adjusted gross margin	83%	84%
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2025	2024
GAAP net loss	$(107,365)	$(125,738)
Stock-based compensation expense	101,435	113,766
Amortization of intangible assets expense	86,218	88,432
Depreciation expense	10,710	12,977
Restructuring and reorganization costs	10,886	27,714
Interest expense	6,030	5,829
Interest income and other income (expense), net	(19,837)	(10,457)
Provision for Income taxes	2,420	946
Adjusted EBITDA	$90,497	$113,469

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of adjusted EPS to diluted net loss per share attributable to Unity Software Inc., the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2025	2024
GAAP net loss	$(107,365)	$(125,738)
Stock-based compensation expense	101,435	113,766
Amortization of intangible assets expense	86,218	88,432
Depreciation expense	10,710	12,977
Restructuring and reorganization costs	10,886	27,714
Income tax impact of adjusting items	(20,527)	(25,803)
Adjusted net income used for calculation of adjusted EPS, before impact of dilutive instruments	$81,357	$91,348
Increase from forgone financing costs on dilutive convertible notes, net of tax	789	4,509
Adjusted net income used for calculation of adjusted EPS, including impact of dilutive instruments	$82,146	$95,857

Weighted-average common shares used in GAAP diluted net loss per share attributable to Unity Software Inc.	417,566	392,537
Convertible notes	20,896	24,486
Stock options and PVOs	5,385	11,562
Unvested RSUs, PVUs, and PSUs	4,572	3,611
ESPP	4	334
Non-GAAP weighted-average common shares used in adjusted EPS	448,423	432,530

GAAP diluted net loss per share attributable to Unity Software Inc.	$(0.26)	$(0.32)
Total impact on diluted net loss per share attributable to Unity Software Inc. from non-GAAP adjustments	$0.45	$0.55
Total impact on diluted net loss per share attributable to Unity Software Inc. from antidilutive common stock now included	$(0.01)	$(0.01)
Adjusted EPS	$0.18	$0.22
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$146,122	$81,003
Less:
Purchases of property and equipment	(12,164)	(15,956)
Free cash flow	$133,958	$65,047

Net cash used in investing activities	$(14,164)	$(16,316)
Net cash provided by (used in) financing activities	$22,031	$(377,697)
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $1.7 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in time deposits and in government money market funds.
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
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $3.9 billion as of June 30, 2025. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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

Table of Contents	Unity Software Inc.
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
Our changes in cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$146,122	$81,003
Net cash used in investing activities	(14,164)	(16,316)
Net cash provided by (used in) financing activities	22,031	(377,697)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	19,637	(9,460)
Net change in cash, cash equivalents, and restricted cash	$173,626	$(322,470)
Cash Provided by Operating Activities
During the six months ended June 30, 2025, net cash provided by operating activities was primarily due to a decrease in our net loss, adjusted for certain non-cash items, which include depreciation and amortization, stock-based compensation, gain on convertible notes, impairments, and other, offset by a decrease in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities consisted primarily of purchases of property and equipment and purchases of non-marketable investments.
Cash Provided by Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities consisted of proceeds from issuance of convertible notes, and the issuance of common stock under our employee equity plans, offset by repayments of convertible notes and the purchase of capped calls.
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

Table of Contents	Unity Software Inc.
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
(b) Changes in Internal Control Over Financial Reporting
Based on management's evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On July 6, 2022, a putative securities class action complaint was filed in U.S. District Court in the Northern District of California against the Company and certain of its executives (the "Securities Class Action"). The complaint was amended on March 24, 2023, and captioned In re Unity Software Inc. Securities Litigation, Case No. 5:22-cv-3962 (N.D. Cal.). The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and alleged that the Company and its executives made false or misleading statements and/or failed to disclose issues with the Company's product platform and the likely impact of those issues on the Company's fiscal 2022 guidance. The Court dismissed the case with prejudice on March 12, 2025 and entered judgement on April 14, 2025.
On November 22, 2022, a derivative suit, captioned Movva v. Unity Software, Inc., et al., Case 5:22-cv-07416 (N.D. Cal.) (the "Movva Suit"), was filed by a purported stockholder against eleven of the Company's current and former officers and directors. The complaint borrowed the allegations of the Securities Class Action, recasting them as derivative claims. On December 16, 2022, a related derivative suit, captioned Duong v. Unity Software Inc., et al., Case 5:22-c-08926 (N.D. Cal.), was filed by a purported stockholder against the same defendants as in the Movva Suit (the "Duong Suit," and together with the Movva Suit, the "Federal Derivative Actions"). The Federal Derivative Actions were dismissed without prejudice on July 1, 2025. On May 8, 2023, a stockholder derivative suit, captioned Wen v. Botha, et al., Case No. 2023-0499 (the “Wen Suit”), was filed in the Court of Chancery of the State of Delaware. The case was filed by a purported Unity stockholder against twelve of the Company's current and former officers and directors. On December 15, 2023, a related stockholder derivative suit, captioned Flesner v. Riccitiello, et al., Case No. 2023-1240 (the "Flesner Suit" and together with the Wen Suit, the "Delaware Derivative Actions"), was filed in the Court of Chancery of the State of Delaware. As with the Federal Derivative Actions, the Delaware Derivative Actions borrowed the allegations of the Securities Class Action, recasting them as derivative claims. The Delaware Derivative Actions were dismissed with prejudice to the derivative plaintiffs on July 22, 2025.
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
Item 1A. Risk Factors
Other than the risk factor listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Purchasing or owning Unity common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and below. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.

Table of Contents	Unity Software Inc.
We are increasingly building AI into certain of our offerings, and issues raised by the use of AI in our offerings may adversely affect our business, reputation, or financial results.
We are increasingly building AI into certain of our offerings, such as Vector, our new machine-learning model, our new Unity AI product line, which includes AI Assistant and AI Generators, which are currently in beta, and Unity Inference Engine (formerly Unity Sentis), which allows creators to embed an AI model in the Unity Runtime for their game or application, enhancing gameplay and other functionality. AI Generators leverage both Unity-developed and third-party models for AI-driven assistance during creation. With respect to third-party models, we do not control the data used to train such models or the specific outputs they generate; we act as a conduit for customer requests and return the responses from those third-party models. The datasets used to train third-party models may inadvertently include content that infringes intellectual property rights. Because we do not control the training data or model weights of third-party models, we may be subject to liability or reputational harm if customers use outputs generated through our offerings that are alleged to infringe third-party intellectual property rights. Unity-developed models are trained exclusively on directly-licensed or open-licensed data; however, we rely on the accuracy and scope of those licenses as represented by the licensors, and if such representations are incorrect or incomplete, we could face claims that our training data included content used without proper authorization. The outputs of both Unity-developed and third-party models may also inadvertently replicate protected content, resulting in potential claims of infringement.
We continue to advance machine learning algorithms in our Grow Solutions, which are designed to enable us to provide customers with better performance. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The evolving regulatory landscape and our product development efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, the use of datasets to develop and be referenced by AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations or third-party rights. Governments are increasingly scrutinizing generative AI technologies for potential intellectual property and content-related harms, and any regulatory enforcement or litigation in this area could adversely affect our business, reputation, or financial results. In addition, AI and machine learning ("ML") models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. If our technology is used by an end user in a controversial manner due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability.
In addition, market acceptance of AI technologies is uncertain, and we may be unsuccessful in product development efforts. Our solutions that use AI could fail to achieve market acceptance, the performance or suitability of third-party models could change in ways that negatively affect the customer experience, or our competitors may use AI technologies more efficiently than we do. Our reliance on third-party models may also limit our ability to differentiate our offerings or control cost and performance characteristics. We may incur significant costs and may not achieve any significant revenue from these offerings. Any of these factors could adversely affect our business, reputation, or financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Table of Contents
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Table of Contents
Item 5. Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name	Title	Action	Adoption/Termination Date	Expiration Date (1)	Aggregate # of Securities to be Purchased/Sold
Anirma Gupta	Senior Vice President, Chief Legal Officer	Termination	May 9, 2025	December 15, 2025	(2)
Anirma Gupta	Senior Vice President, Chief Legal Officer	Adoption	May 9, 2025	December 15, 2026	(3),(4)
Alexander Blum	Senior Vice President, Chief Operating Officer	Adoption	May 9, 2025	August 27, 2026	131,726(5)
Matthew Bromberg	President and Chief Executive Officer	Adoption	May 14, 2025	August 14, 2026	120,000
David Helgason	Director	Termination	June 9, 2025	June 13, 2025	(6)
David Helgason	Director	Adoption	June 9, 2025	March 2, 2026	(7)
(1)    Each of the plans expire (or, with respect to terminated plans, were originally set to expire) on the respective dates shown, or upon the earlier completion of all authorized transactions under the plans.
(2)    The plan, originally adopted on August 15, 2024, provided for the potential sale of up to $10,000 of our common stock per month based on the trading price of our common stock for 12 months.
(3)    The plan provides for the potential sale of up to $890,000 of our common stock based on the trading price of our common stock for 12 months. The actual number of shares that are subject to the plan is dependent on the trading price of our common stock at future dates.
(4)    Ms. Gupta’s plan provides for the potential sale of our common stock currently held in account and issuable upon future vesting events.
(5)    Represents the maximum number of shares subject to the trading plan, only a portion of which may be sold as the trading plan was designed to sell the net shares following the sell to cover of taxes for each vesting event for all remaining awards under his plan until August 27, 2026.
(6)    The plan, originally adopted on September 10, 2024, provided for the potential sale of up to 8,451,851 shares of our common stock based on the trading price of our common stock for 9 months.
(7)    The potential number of shares that could be sold is between 0 and 7,489,173. The actual number of shares that will be subject to the plan is dependent on the trading price of our common stock at future dates and is not yet determinable.

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

UNITY SOFTWARE INC.

Date: August 6, 2025	By:	/s/ Mark Barrysmith
Mark Barrysmith
Chief Accounting Officer
(Principal Accounting Officer)