Form 10-Q
period 2025-09-30
Unity Software Inc.
filed 2025-11-05
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2025, there were 427,912,843 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended September 30, 2025

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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,898,558	$1,517,672
Accounts receivable, net	600,117	573,884
Prepaid expenses and other	123,885	133,795
Total current assets	2,622,560	2,225,351
Property and equipment, net	76,626	98,819
Goodwill	3,166,304	3,166,304
Intangible assets, net	769,022	1,066,235
Other assets	148,785	180,698
Total assets	$6,783,297	$6,737,407
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,006	$13,948
Accrued expenses and other	299,394	294,951
Publisher payables	397,190	394,284
Deferred revenue	225,645	186,304
Total current liabilities	942,235	889,487
Convertible notes	2,234,307	2,238,922
Long-term deferred revenue	16,749	16,846
Other long-term liabilities	135,376	165,004
Total liabilities	3,328,667	3,310,259
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	245,160	230,627
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 427,778 and 409,393	2	2
Additional paid-in capital	7,257,519	6,936,038
Accumulated other comprehensive loss	(5,278)	(9,425)
Accumulated deficit	(4,048,746)	(3,735,944)
Total Unity Software Inc. stockholders' equity	3,203,497	3,190,671
Noncontrolling interest	5,973	5,850
Total stockholders' equity	3,209,470	3,196,521
Total liabilities and stockholders' equity	$6,783,297	$6,737,407
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$470,615	$446,517	$1,346,559	$1,356,156
Cost of revenue	120,332	112,054	348,500	365,316
Gross profit	350,283	334,463	998,059	990,840
Operating expenses
Research and development	244,357	215,197	679,789	706,860
Sales and marketing	165,869	176,423	489,395	576,902
General and administrative	65,913	69,989	201,418	338,573
Total operating expenses	476,139	461,609	1,370,602	1,622,335
Loss from operations	(125,856)	(127,146)	(372,543)	(631,495)
Interest expense	(6,043)	(5,839)	(17,964)	(17,703)
Interest income and other income (expense), net	14,448	15,350	92,396	102,450
Loss before income taxes	(117,451)	(117,635)	(298,111)	(546,748)
Provision for (benefit from) Income taxes	9,377	6,913	13,989	(4,984)
Net loss	(126,828)	(124,548)	(312,100)	(541,764)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	(466)	191	702	(377)
Net loss attributable to Unity Software Inc.	$(126,362)	$(124,739)	$(312,802)	$(541,387)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.30)	$(0.31)	$(0.75)	$(1.38)
Weighted-average shares used in computation of basic and diluted net loss per share	424,296	398,810	417,919	392,855
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(126,828)	$(124,548)	$(312,100)	$(541,764)
Other comprehensive income, net of taxes:
Change in foreign currency translation adjustment	1,353	7,412	5,247	2,558
Other comprehensive income	1,353	7,412	5,247	2,558
Comprehensive loss	(125,475)	(117,136)	(306,853)	(539,206)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	(466)	191	702	(377)
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	282	1,501	1,100	536
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	(184)	1,692	1,802	159
Comprehensive loss attributable to Unity Software Inc.	$(125,291)	$(118,828)	$(308,655)	$(539,365)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at June 30, 2025	420,440,864	$2	$7,116,124	$(6,349)	$(3,922,384)	$3,187,393	$5,985	$3,193,378
Issuance of common stock from employee equity plans	4,577,455		54,082			54,082		54,082
Issuance of common stock for settlement of RSUs	2,759,765					—		—
Stock‑based compensation expense			91,948			91,948		91,948
Net loss					(126,362)	(126,362)	(32)	(126,394)
Adjustments to redeemable noncontrolling interest			(4,635)			(4,635)		(4,635)
Other comprehensive income				1,071		1,071	20	1,091
Balance at September 30, 2025	427,778,084	$2	$7,257,519	$(5,278)	$(4,048,746)	$3,203,497	$5,973	$3,209,470

	Three Months Ended September 30, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at June 30, 2024	395,444,298	$2	$6,682,060	$(8,898)	$(3,488,478)	$3,184,686	$5,834	$3,190,520
Issuance of common stock from employee equity plans	2,592,849	—	20,000	—	—	20,000	—	20,000
Issuance of common stock for settlement of RSUs	4,540,993	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	107,120	—	—	107,120	—	107,120
Net loss	—	—	—	—	(124,739)	(124,739)	13	(124,726)
Adjustments to redeemable noncontrolling interest	—	—	(9,281)	—	—	(9,281)	—	(9,281)
Other comprehensive income	—	—	—	5,911	—	5,911	102	6,013
Balance at September 30, 2024	402,578,140	$2	$6,799,899	$(2,987)	$(3,613,217)	$3,183,697	$5,949	$3,189,646
.
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2024	409,392,524	$2	$6,936,038	$(9,425)	$(3,735,944)	$3,190,671	$5,850	$3,196,521
Issuance of common stock from employee equity plans	8,714,707		85,476			85,476		85,476
Issuance of common stock for settlement of RSUs	9,670,853					—		—
Purchase of capped calls			(44,436)			(44,436)		(44,436)
Stock‑based compensation expense			293,295			293,295		293,295
Net loss					(312,802)	(312,802)	48	(312,754)
Adjustments to redeemable noncontrolling interest			(12,854)			(12,854)		(12,854)
Other comprehensive income				4,147		4,147	75	4,222
Balance at September 30, 2025	427,778,084	$2	$7,257,519	$(5,278)	$(4,048,746)	$3,203,497	$5,973	$3,209,470

	Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2023	384,871,561	$2	$6,259,479	$(5,009)	$(3,071,830)	$3,182,642	$5,939	$3,188,581
Issuance of common stock from employee equity plans	7,009,462	—	57,302	—	—	57,302	—	57,302
Issuance of common stock for settlement of RSUs	10,697,117	—	—	—	—	—	—	—
Stock‑based compensation expense	—	—	494,086	—	—	494,086	—	494,086
Net loss	—	—	—	—	(541,387)	(541,387)	(26)	(541,413)
Adjustments to redeemable noncontrolling interest	—	—	(10,968)	—	—	(10,968)	—	(10,968)
Other comprehensive loss	—	—	—	2,022	—	2,022	36	2,058
Balance at September 30, 2024	402,578,140	$2	$6,799,899	$(2,987)	$(3,613,217)	$3,183,697	$5,949	$3,189,646
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(312,100)	$(541,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	329,038	305,819
Stock-based compensation expense	292,362	485,893
Gain on repayment of convertible note	(42,744)	(61,371)
Impairment of property and equipment	4,911	22,874
Other	(4,520)	14,735
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(25,834)	35,463
Prepaid expenses and other	10,087	(11,949)
Other assets	30,558	4,367
Accounts payable	5,899	90
Accrued expenses and other	4,289	(15,367)
Publisher payables	2,906	(2,561)
Other long-term liabilities	(31,656)	(46,782)
Deferred revenue	38,324	13,914
Net cash provided by operating activities	301,520	203,361
Investing activities
Purchases of non-marketable investments	(2,000)	—
Purchases of intangible assets	—	(12,860)
Purchases of property and equipment	(16,271)	(23,107)
Net cash used in investing activities	(18,271)	(35,967)
Financing activities
Proceeds from issuance of convertible notes	690,000	—
Purchase of capped calls	(44,436)	—
Payment of debt issuance costs	(13,236)	—
Repayments of convertible note	(641,691)	(414,999)
Proceeds from issuance of common stock from employee equity plans	85,476	57,302
Net cash provided by (used in) financing activities	76,113	(357,697)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	21,845	2,004
Increase (decrease) in cash, cash equivalents, and restricted cash	381,207	(188,299)
Cash, cash equivalents, and restricted cash, beginning of period	1,527,881	1,604,267
Cash, cash equivalents, and restricted cash, end of period	$1,909,088	$1,415,968

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$10,000
Cash paid for income taxes, net of refunds	$6,868	$19,341
Cash paid for operating leases	$33,015	$39,027
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$6,987	$14,586
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
We review the useful lives of assets with a finite life on a recurring basis. Effective July 1, 2025, we revised our estimate of the remaining useful life for certain intangible assets from four to seven years, down to one to three years. These assets are included in “Intangible assets, net” on our consolidated balance sheets, are primarily “developed technology” within intangible assets, and primarily relate to assets arising from our acquisition of Wētā FX Limited in 2021. The shortened useful lives are due to certain assets no longer being actively developed and absence of currently established plans for incorporation into future Unity offerings. The effect of this change in estimate for both the three and nine months ended September 30, 2025, was an increase in amortization expense and decrease in operating income of approximately $39 million, an increase in net loss of approximately $30 million, and an increase in our basic and diluted net loss per share of approximately $0.08 per share.
Employee Separation and Restructuring Costs
In the nine months ended September 30, 2025, we incurred incremental employee separation costs of approximately $23 million, primarily within sales and marketing and research and development. In the nine months ended September 30, 2024, we incurred incremental employee separation costs of approximately $205 million, which included $127 million of incremental stock-based compensation. Of the incremental employee separation costs we incurred in the nine months ended September 30, 2024, $15 million are within cost of revenue, $46 million are within research and development, $52 million are within sales and marketing, and $92 million are within general and administrative. Additionally, for the nine months ended September 30, 2025 and 2024, we incurred $16 million and $45 million, respectively, of other restructuring costs, primarily related to office closures.
Recent Accounting Pronouncements Not Yet Adopted
In July 2025, the FASB issued a new Accounting Standards Update ("ASU 2025-05") amending the guidance around estimation of credit losses on current accounts receivable and current contract assets to

Table of Contents	Unity Software Inc.
allow entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted and should be applied on a prospective basis. We are currently evaluating ASU 2025-05 to determine its impact on our financial statements.
In September 2025, the FASB issued a new Accounting Standards Update ("ASU 2025-06") amending existing internal-use software guidance, changing the timing and thresholds for capitalizing these software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective, modified, or retrospective basis. We are currently evaluating ASU 2025-06 to determine its impact on our financial statements.
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Create Solutions	$152,359	$147,369	$456,519	$461,816
Grow Solutions	318,256	299,148	890,040	894,340
Total revenue	$470,615	$446,517	$1,346,559	$1,356,156
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$130,741	$128,114	$379,396	$398,076
Greater China (1)	90,458	65,679	239,235	187,432
EMEA (2)	147,953	157,369	441,262	488,203
APAC (3)	89,359	81,691	252,735	246,846
Other Americas (4)	12,104	13,664	33,931	35,599
Total revenue	$470,615	$446,517	$1,346,559	$1,356,156
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the allowance for uncollectible amounts was $11.4 million and $17.3 million, respectively. For the nine months ended September 30, 2025 and 2024, the provision for uncollectible amounts was $0.9 million and $6.5 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of September 30, 2025, capitalized commissions, net of amortization, included in prepaid expenses and

Table of Contents	Unity Software Inc.
other and other assets were $5.8 million and $3.2 million, respectively. As of December 31, 2024, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.5 million and $5.4 million, respectively.
During the three and nine months ended September 30, 2025, we recorded amortization costs of $1.7 million and $5.5 million in sales and marketing expenses, as compared to $2.2 million and $6.9 million during the three and nine months ended September 30, 2024. We did not incur any impairment losses for the nine months ended September 30, 2025 and 2024.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $19.7 million and $20.5 million as of September 30, 2025 and December 31, 2024, respectively. The long term portion of those unbilled receivables was included in other long-term assets on our consolidated balance sheets, and was not material as of September 30, 2025 and December 31, 2024.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the nine months ended September 30, 2025 that was included in the deferred revenue balances at January 1, 2025 was $160 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of September 30, 2025, were $441 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $197 million or 45% of this revenue during the next 12 months.
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

Table of Contents	Unity Software Inc.
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2025	December 31, 2024
	Fair Value (1)
Cash	$793,660	$995,802
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$10,530	$10,209
Money market funds	401,902	327,333
Time deposits	702,996	194,537
Total restricted cash and cash equivalents	$1,115,428	$532,079
Total cash, cash equivalents, and restricted cash	$1,909,088	$1,527,881
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of September 30, 2025 and December 31, 2024, such equity investments totaled $35.0 million and $33.0 million, respectively. No material adjustments to the carrying value of these equity investments were recorded for the three and nine months ended September 30, 2025 and 2024.
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
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$240,697	$226,056	$230,627	$225,797
Net gain/(loss) attributable to redeemable noncontrolling interests	(434)	178	654	(351)
Accretion for redeemable noncontrolling interests	3,410	2,698	8,001	8,640
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	1,487	7,982	5,878	2,828
Balance at end of period	$245,160	$236,914	$245,160	$236,914

Table of Contents	Unity Software Inc.
5. Leases
We have operating leases for offices, which have remaining lease terms of up to eight years.
Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$8,661	$10,695	$24,233	$31,527
Variable lease expense	1,680	1,395	4,254	4,613
Sublease income	(1,148)	(671)	(2,661)	(1,467)
Total lease expense	$9,193	$11,419	$25,826	$34,673
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	September 30, 2025	December 31, 2024
Operating lease assets	Other assets	$58,407	$78,562

Current operating lease liabilities	Accrued expenses and other	$29,463	$33,703
Long-term operating lease liabilities	Other long-term liabilities	65,893	81,093
Total operating lease liabilities		$95,356	$114,796
As of September 30, 2025 and December 31, 2024, our operating leases had a weighted-average remaining lease term of 4.1 years and 4.3 years, respectively, and a weighted-average discount rate of 5.5% and 5.4%, respectively. During the nine months ended September 30, 2024, we recorded $12.2 million of impairment charges on operating lease assets, primarily within general and administrative.
As of September 30, 2025, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$106,143
Less: imputed interest	10,787
Present value of lease liabilities	$95,356
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
As of September 30, 2025, we had $2.2 billion of unsecured convertible notes outstanding including $690 million of the 2030 Notes, $1.0 billion issued in November 2022 (the "2027 Notes"), $558 million issued in November 2021 (the "2026 Notes", together with the 2027 Notes and 2030 Notes, the "Notes"). The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

Table of Contents	Unity Software Inc.

					Carrying Amount as of
	Conversion Rate per $1,000 Principal	Conversion Price (1)	Maturities	Stated Interest Rates	September 30, 2025	December 31, 2024
Convertible notes:
Principal – 2026 Notes	3.2392	$308.72	2026	0.0%	$557,724	$1,245,232
Principal – 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Principal – 2030 Notes	27.6656	$36.15	2030	0.0%	690,000	—
Unamortized debt issuance costs, net					(13,417)	(6,310)
Net carrying amount					$2,234,307	$2,238,922
1)    We entered into capped call transactions in connection with the 2026 and 2030 Notes. The cap price of the capped call transactions relating to the Notes was initially $343.02 and $47.74, respectively, subject to certain adjustments under the terms of the capped call transactions. See below "--Capped Call Transactions."
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $6.1 million and $18.0 million for the three and nine months ended September 30, 2025, respectively, and $5.8 million and $17.7 million for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, the estimated fair value of the 2030 Notes was approximately $1.0 billion. As of September 30, 2025 and December 31, 2024, the estimated fair value of the 2027 Notes was approximately $1.2 billion and $1.0 billion, respectively, and the estimated fair value of the 2026 Notes was approximately $531 million and $1.1 billion, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2030 Notes and 2026 Notes was based on quoted prices as of that date.
The 2027 Notes may be converted at the election of the holders thereof at any time prior to maturity. The 2026 Notes and 2030 Notes are convertible at the option of the respective holders thereof if a conversion condition applicable to such series of Notes is triggered. During the three and nine months ended September 30, 2025, none of the conversion conditions of the 2026 Notes or the 2030 Notes were triggered, and the 2026 Notes were not convertible as of September 30, 2025.
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
As of September 30, 2025, no holders of the Notes have exercised the conversion rights, and the if-converted value of the Notes did not exceed the principal amount.
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

Table of Contents	Unity Software Inc.
the write-off of unamortized issuance costs, respectively. These gains were included in Interest income and other income (expense), net, in the condensed consolidated statement of operations.
Capped Call Transactions
We entered into capped call transactions (the "Capped Call Transactions"), to reduce the potential dilutive effect of the 2026 Notes (the "2026 Capped Call Transactions"), and 2030 Notes (the "2030 Capped Call Transactions"), in connection with their pricing. The 2026 Capped Call Transactions, and the 2030 Capped Call Transactions, had net costs of $48.1 million and $44.4 million, respectively, with call options totaling approximately 5.6 million and 19.1 million of our common stock, and with expiration dates ranging from September 18, 2026 to November 12, 2026, and January 15, 2030 to March 13, 2030, respectively. The strike price of the 2026 Capped Call Transactions, and the 2030 Capped Call Transactions are $308.72 and $36.15, respectively, and the cap prices are initially $343.02 and $47.74 per share, respectively, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding, are considered separately exercisable from the 2026 Notes and 2030 Notes, and meet the conditions for equity classification.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of September 30, 2025 (in thousands):

	Total	Remainder of 2025	2026‑2027	2028‑2029	Thereafter
Operating leases (1)	$124,279	$11,107	$59,893	$35,378	$17,901
Purchase commitments (2)	811,568	174,531	380,700	256,337	—
Convertible note principal and interest (3)	2,297,724	10,000	1,597,724	—	690,000
Total	$3,233,571	$195,638	$2,038,317	$291,715	$707,901
(1)    Operating leases consist of obligations for real estate, including leases that are not yet commenced or reflected on our consolidated balance sheet with future minimum lease payments of $18.1 million. These leases will commence in 2025 with lease terms of approximately three to seven years.
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

Table of Contents	Unity Software Inc.
provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. As of September 30, 2025, there were no known events or circumstances that have resulted in a material indemnification liability to us and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $10.5 million and $10.2 million of secured letters of credit outstanding as of September 30, 2025 and December 31, 2024, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets on our condensed consolidated balance sheets.
8. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$9,111	$10,334	$28,084	$35,051
Research and development	46,061	58,582	147,706	203,228
Sales and marketing	17,894	21,885	57,063	108,138
General and administrative	18,902	13,816	59,509	139,476
Total stock-based compensation expense	$91,968	$104,617	$292,362	$485,893
Included in the above expenses for the nine months ended September 30, 2024, is $94 million of incremental stock-based compensation expense from modifications, primarily within general and administrative. These amounts predominately relate to the modification of awards held by the founders of ironSource Ltd. that departed in the first quarter of 2024.
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2024	23,158,212	$21.10	4.24
Granted	206,244	$24.72
Exercised	(7,581,636)	$8.81
Forfeited, cancelled, or expired	(1,388,140)	$46.72
Balance as of September 30, 2025	14,394,680	$25.15	4.64

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our restricted stock units ("RSU"), including price-vested units ("PVU"), and performance-based restricted stock units ("PSU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	30,013,275	$26.03
Granted	14,140,701	$23.59
Vested	(9,588,758)	$29.18
Forfeited	(6,264,133)	$23.90
Unvested as of September 30, 2025	28,301,085	$24.21
Price-Vested Units and Price-Vested Options
The vesting for each of the PVOs and PVUs is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to six and seven years, respectively. The fair value of each PVO and PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the three and nine months ended September 30, 2025, the price hurdle on 420,000 outstanding PVO units were met, resulting in those units vesting. No other outstanding options or units, which had not already met their price hurdle in a prior period, attained their price hurdle in this period.
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
Fair Value Assumptions
The calculated grant-date fair value of stock options, PVUs, and PVOs granted, were estimated using the Black-Scholes option-pricing model for stock options, and a Monte Carlo stimulation for the PVUs and PVOs, with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2025	2024
Expected dividend yield	—	—	—
Risk-free interest rate	3.5% - 4.2%	4.1%	3.5% - 4.4%
Expected volatility	60.0% - 67.3%	69.5%	60.0% - 67.3%
Expected term (in years)	6.25 - 10.00	6.25	6.25 - 10.00
Fair value of underlying common stock	$15.60 - $16.75	$24.72	$15.60 - $26.89

Table of Contents	Unity Software Inc.
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan ("ESPP") was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.0%	4.9%	4.0% - 4.3%	4.9% - 5.3%
Expected volatility	72.4%	49.3%	72.4% - 73.4%	49.3% - 56.0%
Expected term (in years)	0.50	0.50	0.50	0.50
Grant-date fair value per share	$14.03	$4.82	$9.26 - $14.03	$4.82 - $9.11
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares issued under the ESPP	438,133	610,458	1,132,006	1,161,604
Weighted-average price per share issued	$20.14	$13.91	$16.49	$19.13
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
Our effective tax rate for the three and nine months ended September 30, 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses and to a lesser extent tax expense on foreign earnings taxed at different rates. Our effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance in the U.S. on losses, a tax benefit on foreign losses in connection with employee separation costs, and to a lesser extent, tax expense on foreign earnings taxed at different rates. In addition, during the first quarter of 2024, the Company restructured its tax operations which resulted in a reduction to the U.S. valuation allowance.
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
As of September 30, 2025, we had $182.9 million of gross unrecognized tax benefits, of which $34.3 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2025 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.

Table of Contents	Unity Software Inc.
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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of September 30,
	2025	2024
Convertible notes	41,348	24,488
Stock options and PVOs	14,395	26,235
Unvested RSUs, PVUs, and PSUs	28,301	34,952
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
Overview
Unity offers a suite of tools to develop, deploy, and grow games and interactive experiences across all major platforms from mobile, PC, and console, to extended reality (XR).
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions. Starting in the fourth quarter of 2023, we began to reset our product and service offerings to focus on our core businesses, which we refer to as our "Strategic Portfolio": the Unity Engine and related consumption services, and Monetization.
Recent Developments in Our Business
In the nine months ended September 30, 2025, we had reductions to our workforce and our office footprint, that resulted in approximately $23 million in employee separation costs, and $16 million of non-employee charges associated with these reductions. We will continue to evaluate our facility needs.
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
Customers Contributing More Than $100,000 of Revenue
We had 1,338 and 1,242 customers contributing more than $100,000 of revenue in the trailing 12 months as of September 30, 2025 and 2024, respectively. The year over year increase was a result of our subscription revenue growth, and increased advertising spend in Grow Solutions. While these customers represented the substantial majority of revenue for the nine months ended September 30, 2025 and 2024, respectively, no one customer accounted for more than 10% of our revenue for either period.
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

Table of Contents	Unity Software Inc.

	As of
	September 30, 2025	September 30, 2024
Dollar-based net expansion rate	103%	94%
Our dollar-based net expansion rate as of September 30, 2025 was driven primarily by growth in subscriptions revenue, due to broad price increases in our subscription services and existing Create Solutions customers upgrading to enterprise offerings. Our dollar-based net expansion rate as of September 30, 2024 was driven primarily by decreases in Grow Solutions revenue, due to competition in the advertising market, offset by growth in subscriptions revenue. The increase in dollar-based net expansion rate, compared to the comparable prior year period, is primarily attributable to reduced declines in Grow Solutions revenue, as noted above.
The chart below illustrates that our dollar-based net expansion rate has been increasing over the last year.

Dollar-based Net Expansion Rate Over Time
100%
101%
96%
94%
96%
97%
100%
103%
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$470,615	$446,517	$1,346,559	$1,356,156
Cost of revenue	120,332	112,054	348,500	365,316
Gross profit	350,283	334,463	998,059	990,840
Operating expenses
Research and development	244,357	215,197	679,789	706,860
Sales and marketing	165,869	176,423	489,395	576,902
General and administrative	65,913	69,989	201,418	338,573
Total operating expenses	476,139	461,609	1,370,602	1,622,335
Loss from operations	(125,856)	(127,146)	(372,543)	(631,495)
Interest expense	(6,043)	(5,839)	(17,964)	(17,703)
Interest income and other income (expense), net	14,448	15,350	92,396	102,450
Loss before income taxes	(117,451)	(117,635)	(298,111)	(546,748)
Provision for (benefit from) Income taxes	9,377	6,913	13,989	(4,984)
Net loss	$(126,828)	$(124,548)	$(312,100)	$(541,764)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	26	25	26	27
Gross profit	74	75	74	73
Operating expenses
Research and development	52	48	51	52
Sales and marketing	35	40	36	43
General and administrative	14	15	15	25
Total operating expenses	101	103	102	120
Loss from operations	(27)	(28)	(28)	(47)
Interest expense	(1)	(1)	(1)	(1)
Interest income and other income (expense), net	3	3	7	8
Loss before income taxes	(25)	(26)	(22)	(40)
Provision for (benefit from) Income taxes	2	2	1	—
Net loss	(27)%	(28)%	(23)%	(40)%
Revenue
Create Solutions
We generate Create Solutions revenue primarily through our suite of Create Solutions subscriptions inclusive of enterprise support, professional services, and consumption services. Our subscriptions provide customers access to technologies that allow them to edit, run, and iterate interactive, RT3D and

Table of Contents	Unity Software Inc.
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
Our total revenue is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Create Solutions	152,359	147,369	456,519	461,816
Grow Solutions	318,256	299,148	890,040	894,340
Total revenue	$470,615	$446,517	$1,346,559	$1,356,156
Included in revenue in the nine months ended September 30, 2025 and 2024, are approximately $24 million and $75 million, respectively, of revenue associated with non-strategic portfolio, primarily in Create Solutions. We expect that these amounts will decline further through the remainder of 2025.
Total revenue increased in the three months ended September 30, 2025, compared to the comparable prior year period, primarily due to an increase in Grow Solutions revenue driven by migrating one of our advertising networks, which we call the "Unity Ad Network", to our new AI Platform, which we call “Unity Vector”. The increase in total revenue was further driven by an increase in Create Solutions revenue, driven by increases in subscription revenue, offset by decreases in consumption services revenue, driven by our portfolio reset.
Total revenue decreased in the nine months ended September 30, 2025, compared to the comparable prior year period, primarily due to a decrease in Create Solutions revenue, driven by decreases in professional services and consumption services revenue, driven by our portfolio reset, offset by increases in subscription revenue, and a sale of a term license for approximately $12 million in the second quarter of 2025. The decrease in total revenue was further driven by a decrease in Grow Solutions revenue driven by changes in customer demand, competition, and resource allocation decisions, partially offset by the migration to Unity Vector.
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

Table of Contents	Unity Software Inc.
organizations. We expect our gross profit to increase in absolute dollars in the long term but fluctuate in the short term as we stabilize our business following our reset efforts. We expect our gross profit as a percentage of revenue, or gross margin, to fluctuate from period to period.
Cost of revenue for the three months ended September 30, 2025 increased, compared to the comparable prior year period, primarily due to an increase in hosting and other direct costs to support the revenue growth in our advertising networks. Cost of revenue for the nine months ended September 30, 2025 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs, driven by our reductions in headcount.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes.
In January 2024, we commenced a plan to reduce our workforce, and we mutually agreed to the departure of the founders of ironSource Ltd. Following these announcements and substantially in the first quarter of 2024, we incurred incremental employee separation costs of approximately $205 million in the nine months ended September 30, 2024, largely driven by the acceleration and modification of equity awards, including $15 million within cost of revenue, $46 million within research and development expense, $52 million within sales and marketing expense, and $92 million within general and administrative expense. In addition, we incurred approximately $45 million of non-employee charges associated with this restructuring in 2024, largely within research and development expense.
Further, in the first quarter of 2025 we had additional workforce reductions. In the nine months ended September 30, 2025, we incurred incremental employee separation costs related to these actions of approximately $23 million, primarily within research and development, and sales and marketing. In addition, we incurred approximately $16 million of non-employee charges associated with this restructuring in 2025.
Additionally, starting in the third quarter of 2025 we revised down our estimate of the remaining useful life of certain intangible assets, due to those assets no longer being actively developed or planned for incorporation into future Unity offerings. These intangible assets primarily arose from our acquisition of Wētā FX Limited, and their useful lives were reduced from four to seven years, down to one to three years. This change in estimate increased the amortization expense in our condensed consolidated financial statements by $39 million for the three and nine months ended September 30, 2025, primarily in research and development expense.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, amortization expenses related to intangible assets, and hosting expenses. We expect our research and development expenses to increase in absolute dollars in the long term, as we invest in new solutions, expand features and functionality with existing solutions, and enter new markets, but fluctuate in the short term as we migrate traffic to Unity Vector. We expect research and development expenses to fluctuate as a percentage of revenue from period to period.
Research and development expense for the three months ended September 30, 2025 increased, compared to the comparable prior year period, primarily due to an increase in amortization costs driven by the change in the useful life of certain intangible assets, beginning in the third quarter of 2025. Research and development expense for the nine months ended September 30, 2025 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs driven by our reductions in headcount, partially offset by an increase in amortization costs from the change in useful lives of certain intangible assets.

Table of Contents	Unity Software Inc.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs, amortization expenses related to intangible assets, and advertising and marketing programs, including user acquisition costs and digital account-based marketing, user events such as developer-centric conferences and our annual Unite user conferences. We expect that our sales and marketing expense will increase in absolute dollars in the long term, as we increase our user acquisition spend, direct marketing and community outreach activities, and invest in additional tools and technologies. We expect sales and marketing expenses to fluctuate as a percentage of revenue from period to period.
Sales and marketing expense for the three and nine months ended September 30, 2025 decreased, compared to the comparable prior year periods, primarily due to a decrease in personnel costs, driven by our reductions in headcount.
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
General and administrative expense for the three months ended September 30, 2025 decreased moderately, compared to the comparable prior year period, as a result of our continued focus on cost discipline. General and administrative expense for the nine months ended September 30, 2025 decreased, compared to the comparable prior year period, primarily due to decreases in personnel-related costs and in impairments of operating lease assets, both driven by incremental employee separation costs and non-employee charges from restructuring in 2024.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three and nine months ended September 30, 2025 increased, compared to the comparable prior year periods, due to the amortization of new debt issuance costs, from the issuance of the 2030 notes, partially offset by a reduction in the amortization of debt issuance costs, driven by the repurchase of the 2026 notes.
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
Interest income and other income (expense), net, for the three months ended September 30, 2025 decreased, compared to the comparable prior year period, primarily due to losses from foreign exchange. Interest income and other income (expense), net, for the nine months ended September 30, 2025 decreased, compared to the comparable prior year period, primarily due to changes in the amount of gain recognized from the repurchase of convertible debt. In the first quarter of 2024, we recognized $61.4 million of gain on repurchase of convertible debt, compared to $42.7 million in the first quarter of 2025.
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

Table of Contents	Unity Software Inc.
geographic mix of earnings in the countries in which we operate. Our future effective tax rate may also be affected by changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles in the jurisdictions in which we conduct business. See Note 9, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements.
Provision for income taxes for the three and nine months ended September 30, 2025 increased, compared to the same periods in 2024, primarily due to higher earnings in foreign jurisdictions and the absence of a tax benefit recognized in the first quarter of 2024 in connection with our restructuring activities.
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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2025	2024
GAAP gross profit	$350,283	$334,463
Add:
Stock-based compensation expense	9,111	10,334
Amortization of intangible assets expense	27,293	27,293
Depreciation expense	1,734	2,265
Restructuring and reorganization costs	(23)	77
Adjusted gross profit	$388,398	$374,432
GAAP gross margin	74%	75%
Adjusted gross margin	82%	84%
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2025	2024
GAAP net loss	$(126,828)	$(124,548)
Stock-based compensation expense	91,561	105,271
Amortization of intangible assets expense	125,345	88,517
Depreciation expense	10,548	14,083
Restructuring and reorganization costs	7,899	10,997
Interest expense	6,043	5,839
Interest income and other income (expense), net	(14,448)	(15,350)
Provision for Income taxes	9,377	6,913
Adjusted EBITDA	$109,497	$91,722

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of adjusted EPS to diluted net loss per share attributable to Unity Software Inc., the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2025	2024
GAAP net loss	$(126,828)	$(124,548)
Stock-based compensation expense	91,561	105,271
Amortization of intangible assets expense	125,345	88,517
Depreciation expense	10,548	14,083
Restructuring and reorganization costs	7,899	10,997
Income tax impact of adjusting items	(16,561)	(15,963)
Adjusted net income used for calculation of adjusted EPS, before impact of dilutive instruments	$91,964	$78,357
Increase from forgone financing costs on dilutive convertible notes, net of tax	4,714	4,516
Adjusted net income used for calculation of adjusted EPS, including impact of dilutive instruments	$96,678	$82,873

Weighted-average common shares used in GAAP diluted net loss per share attributable to Unity Software Inc.	424,296	398,810
Convertible notes	41,348	24,486
Stock options and PVOs	6,510	8,461
Unvested RSUs, PVUs, and PSUs	13,055	3,423
ESPP	130	112
Non-GAAP weighted-average common shares used in adjusted EPS	485,339	435,292

GAAP diluted net loss per share attributable to Unity Software Inc.	$(0.30)	$(0.31)
Total impact on diluted net loss per share attributable to Unity Software Inc. from non-GAAP adjustments	$0.52	$0.51
Total impact on diluted net loss per share attributable to Unity Software Inc. from antidilutive common stock now included	$(0.02)	$(0.01)
Adjusted EPS	$0.20	$0.19
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$301,520	$203,361
Less:
Purchases of property and equipment	(16,271)	(23,107)
Free cash flow	$285,249	$180,254

Net cash used in investing activities	$(18,271)	$(35,967)
Net cash provided by (used in) financing activities	$76,113	$(357,697)
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $1.9 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in time deposits and in government money market funds.
Our material cash requirements from known contractual and other obligations consist of our convertible notes, obligations under operating leases for office space, and contractual obligations for hosting services to support our business operations. See Part I, Item I, Note 7 — "Commitments and Contingencies" for additional discussion of our principal contractual commitments.
In the first quarter of 2025 we issued $690 million in aggregate principal amount of the 2030 Notes, the proceeds of which were used to fund repurchases of outstanding 2026 Notes. We previously issued $1.7 billion in aggregate principal amount of the 2026 Notes in November 2021, of which $688 million in aggregate principal amount was repurchased in first quarter 2025 for $642 million, and $480 million in aggregate principal amount was repurchased in March 2024 for $415 million. We also previously issued $1.0 billion in aggregate principal amount of the 2027 Notes. See Part I, Item I, Note 6, "Borrowings" for additional discussion of the Notes.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $4.0 billion as of September 30, 2025. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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
Our changes in cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$301,520	$203,361
Net cash used in investing activities	(18,271)	(35,967)
Net cash provided by (used in) financing activities	76,113	(357,697)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	21,845	2,004
Net change in cash, cash equivalents, and restricted cash	$381,207	$(188,299)
Cash Provided by Operating Activities
During the nine months ended September 30, 2025, net cash provided by operating activities was primarily due to a decrease in our net loss, adjusted for certain non-cash items, which include depreciation and amortization, stock-based compensation, gain on convertible notes, impairments, and other, and to a lessor extent, an increase in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities consisted primarily of purchases of property and equipment and purchases of non-marketable investments.
Cash Provided by Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities consisted of proceeds from issuance of convertible notes, and the issuance of common stock under our employee equity plans, offset by repayments of convertible notes and the purchase of capped calls.
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
(b) Changes in Internal Control Over Financial Reporting
Based on management's evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any material legal proceedings at this time. From time to time, we may be subject to other legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.
Purchasing or owning Unity common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
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

UNITY SOFTWARE INC.

Date: November 5, 2025	By:	/s/ Mark Barrysmith
Mark Barrysmith
Chief Accounting Officer
(Principal Accounting Officer)