Form 10-K
period 2025-12-31
Unity Software Inc.
filed 2026-02-11
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025 (the last business day of the registrant's second fiscal quarter), as reported by the New York Stock Exchange on that date, was approximately $9.0 billion.

As of January 30, 2026, there were 432,987,611 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

UNITY SOFTWARE INC.
FORM 10‑K
For the Year Ended December 31, 2025
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
•If we are not able to grow efficiently, and manage our costs, we may not achieve profitability on a GAAP basis.
•If we fail to timely release updates and new features to our platform, develop successful new products, or adapt and respond effectively to rapidly changing technology, or to changing customer needs, requirements, or preferences, our platform may become less competitive.
•We are increasingly building AI into certain of our offerings, and issues raised by the use of, or failure to successfully use, AI in our offerings, or the use of AI by our customers and competitors may adversely affect our business, reputation, or financial results.
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
•The markets in which we participate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
•If we are unable to further expand into adjacent business areas or new industries, or if our solutions for any new business area or industry fail to achieve market acceptance, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
•If we do not make our platform, including new versions or technology advancements, easier to use or properly train customers on how to use our platform, our ability to broaden the appeal of our platform and solutions and to increase our revenue could suffer.
•If we or the third parties with whom we work experience a security breach or unauthorized parties otherwise obtain access to our customers' data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our solutions may be reduced, and we may incur significant liabilities.
•We and the third parties with whom we work are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, industry standards and other obligations relating to privacy, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
If we are unable to adequately address these and other risks we face, our business may be harmed.
v

Table of Contents	Unity Software Inc.
PART I
Item 1. Business
General
Unity is the leading platform to develop, deploy, and grow games and interactive experiences. We offer a suite of tools across all major platforms from mobile, PC, and console, to extended reality (XR). Our comprehensive set of software, including AI solutions, supports developers through the entire development lifecycle – from prototyping to live service operation, user acquisition, and monetization. Our platform is used by creators of all types - such as developers, artists, and designers - to build content in gaming and non-gaming industries, including automotive, retail, manufacturing, healthcare, public sector, robotics, architecture, civil and mechanical engineering, design and construction.
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions.
Create Solutions
Our Create Solutions are a robust set of tools and services used to build, ship and run high-definition, real-time 2D and 3D content. Designed for developers, these tools and services are used across a range of industries from games to automotive, retail, manufacturing, healthcare, public sector and robotics. Create Solutions includes our custom real-time 3D engine and development environment with a high-definition render pipeline; AI-driven content creation and workflow enhancements, graphics, animation, and audio tools; navigation, networking, user interface tools and more. Enhanced by cloud services including asset management, DevOps tools and multiplayer game support, creators can leverage our products and extensibility to easily edit, run, and iterate interactive real-time 2D and 3D experiences that can be created once and deployed to a variety of platforms.
Grow Solutions
Our Grow Solutions primarily consist of our ads products, which offer customers the ability to grow and engage their user base and monetize their content—from 2D puzzle games to multiplayer, multi-platform games, or other 3D interactive content—irrespective of whether the content was created in Unity. Many of our customers create games and applications with the purpose of building a profitable business. This requires both the acquisition of end-users at a reasonable cost and the monetization of these end-users as they engage with the content over time. We help our customers grow their businesses in the mobile app ecosystem by offering a comprehensive suite of products designed to help customers successfully scale their businesses, including our mediation platform, ad networks (like the Unity Ad Network, powered by Unity Vector), and offerwall. In addition, Supersonic from Unity is our publishing solution, which allows small studios and independent developers who require expertise in publishing their mobile games to launch their apps and maximize their commercial success, through the use of a combination of tools, full transparency, and a team of industry experts. Finally, Aura from Unity enables app developers to connect with users through a unique channel that offers on-device app discovery, while allowing telecom operators to better engage and monetize their users throughout the device lifecycle.
Our Customers and Creator Community
Our globally diverse customers range from the largest enterprises to mid-market companies, to government and non-profit institutions, to mid-sized, small, and independent businesses and individual developers across a variety of industries.
We have a very large, active, and highly engaged global community of real-time 3D ("RT3D") creators. The scale of our creator community provides us with a significant competitive advantage, and by incentivizing third-party platforms to strategically partner and integrate with us, we are able to further expand our community. Numerous third-party platforms partner with Unity to make it easy for our creators to deploy content seamlessly onto their platforms. These partnerships help us to maximize audience-reach for our customers and retain our platform’s position as the leading hub for RT3D content creation.

Table of Contents	Unity Software Inc.
Competition
We primarily compete with other content development tools and monetization services. Most of these competitors offer point solutions that represent a subset of the offerings on our platform:
•Create Solutions: We primarily compete against proprietary game engines built in-house by large game studios, as well as Cocos2d-x (Chukong Technologies), Godot, and Unreal Engine (Epic Games), which offer game development tools primarily serving the PC games and mobile games sectors, and, in the case of Unreal Engine (Epic Games), industries beyond gaming, as well as with various social entertainment platforms. Outside of gaming, we also compete with other development platforms and software solutions that offer 2D and 3D design products.
•Grow Solutions: We operate in a fragmented ecosystem composed of both privately-held companies and large, well-established public companies or their relevant divisions. The large companies in our ecosystem may play multiple different roles given the breadth of their business. Examples of these large companies are Amazon, Meta, Google, Microsoft, and Tencent. Most of these companies are also our partners and customers. Examples of other companies we compete against include AppLovin, Voodoo, Moloco, and Digital Turbine.
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
•ease of use of products;
•ability to expand to existing and adjacent industries;
•the impact of evolving industry standards and changing regulations; and
•mergers, acquisitions and other strategic relationships amongst our competitors.
Refer to "Item 1A. Risk Factors" for a discussion of risks related to competition.
Privacy and Data Security
Creative assets, performance, and user and end-user data are critical to our customers’ businesses. We devote considerable resources to our security program, regularly testing the security of user assets utilized by our services, and developing easy-to-use features that content creators can leverage to enhance the security of their creative products. Our team of security practitioners, in partnership with information technology professionals and product engineers across our company, works to identify and mitigate risks, assess our security measures against industry standards and best practices, and continue to evaluate ways to improve.

Table of Contents	Unity Software Inc.
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
As of December 31, 2025, we had 204 issued utility patents in the United States ("U.S.") that expire between August 2031 and July 2044, 29 issued utility patents in non-U.S. jurisdictions, and 51 utility patent applications (including 1 provisional application) pending in the United States and globally. As of such date, we also had 1 registered design patent in the United States and 28 registered design patents in non-U.S. jurisdictions. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole.
We also have trademark rights in our name and other brand indicia and have trademark registrations for select marks in the United States and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.unity.com and similar variations.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external measures, including contractual protections with employees, contractors, customers, and partners. It is our practice to enter into confidentiality agreements with relevant third parties in order to limit access to, disclosure, and use of, our confidential information and proprietary information. We further limit the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.
Human Capital Management
As of December 31, 2025, we had a total of 4,412 full-time employees, across 25 offices and in 16 countries. We also engage contractors and consultants. We had 2,887 employees in technical roles, which accounted for approximately 65% of our total headcount. In addition, our geographic diversification enhances our ability to retain and attract talent, and as of December 31, 2025, approximately 77% of our full-time employees were located outside of the United States. Unity's benefit offerings are designed to help attract and retain our workforce.
Government Regulations
Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as numerous other countries and jurisdictions. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect upon our capital expenditures, results of operations, or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. Refer to "Item 1A. Risk Factors" for a discussion of these potential impacts.
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
Information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Table of Contents	Unity Software Inc.
Item 1A. Risk Factors
Risks Related to Our Business, Operations, and Industry
We have a history of losses and may not achieve or sustain profitability on a GAAP basis in the future.
We have experienced significant net losses on a GAAP basis in each period since inception. In addition, our revenue has varied and, in certain periods, declined and could vary or decline in the future. We are not certain whether we will achieve or maintain profitability in the future. Our costs and expenses may increase in the long term on a GAAP basis, which could negatively affect our future results of operations. In addition, our investments in areas such as:
•research and development, including investments in our engineering teams and in further differentiating our platform, as well as the development of new solutions and features;
•our sales and marketing organizations to engage our existing and prospective customers, increase brand awareness and drive adoption and expansion of our platform and solutions;
•initiatives to grow our presence in new or adjacent industries and use cases beyond the gaming industry;
•our technology infrastructure, including systems architecture, hosting, scalability, availability, performance, and security;
•acquisitions or strategic investments;
•global expansion or restructuring; and
•our general and administration organization, including legal, IT, and accounting expenses, will vary from period to period, which will impact our costs and ability to achieve and maintain profitability.
Even if such investments increase our revenue, any such increase may not be enough to offset any increase in operating expenses. Cost-cutting efforts, such as discontinuing certain product offerings, reducing our workforce or reducing our office footprint, may not be effective or may not be effective on the timelines or to the extent we expect.
Our past results may not be indicative of future operating performance.
You should not rely on our past results of operations as indicators of future performance. Overall growth of our revenue is difficult to predict and depends, in part, on our ability to execute on enhancing our artificial intelligence (“AI”) capabilities and data infrastructure, our ongoing business realignment, and other growth strategies. You should evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets. These risks and uncertainties include challenges in accurate financial planning as a result of limited historical data relevant to the current scale and scope of our business and the recent changes to our business and operating model.
If we are not able to grow efficiently, and manage our costs, we may not achieve profitability on a GAAP basis.
We aim to achieve and maintain profitability on a GAAP basis. To do so, we need to continuously improve our platform’s capabilities, features and functionality. In addition, we will need to appropriately scale our internal business, IT, and financial, operating and administrative systems to serve our growing customer base, while continuing to manage headcount, capital and operating and reporting processes and expenses in an efficient manner. Any failure of, or delay in, these efforts could result in impaired performance, reduced customer satisfaction and decreased sales to new customers, which would hurt our revenue growth and our reputation. In addition, costs associated with our third-party cloud service providers represent a significant portion of our ongoing expenses, and any failure to manage or optimize those costs or commitments could negatively impact our gross margins. Even if we are successful in our

Table of Contents	Unity Software Inc.
efforts to grow and expand, such efforts will be expensive and complex, and require the dedication of significant management time and attention. We may also suffer inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. Cost-cutting interventions and improvements to our internal infrastructure to offset expenses may not be effectively or timely implemented, and such failures could harm our business, financial condition and results of operations.
If we fail to timely release updates and new features to our platform, develop successful new products, or adapt and respond effectively to rapidly changing technology, or to changing customer needs, requirements, or preferences, our platform may become less competitive.
The markets in which we operate are subject to rapid technological change, changing customer needs, requirements and preferences, and are highly competitive. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes and competitive pressures on a timely basis. For example, in the first quarter of 2025 we rolled out our new machine learning model, Unity Vector, in our Grow Solutions business. If we do not continue to improve our AI capabilities and data infrastructure, including Unity Vector, on a timely basis or at all, our business could be harmed. Similarly, emerging technologies like AI are likely to impact the way that customers utilize our solutions, as well as enhance the functionality of our solutions. Accordingly, our ability to retain and expand within our existing customers and attract new ones, and increase our revenue, depends in large part on our ability to maintain, improve and differentiate our existing platform and introduce new functionality promptly and effectively, as well as developing successful new product offerings. Revenue growth from our offerings also depends on our ability to continue to respond to advancements in competing technologies, and end-user demands and expectations, which will require us to incur additional costs to implement. If we do not continue to improve our platform with additional features and functionality in a timely fashion, or if intended improvements to our platform are ineffective or otherwise not well received by customers, our revenue could be adversely affected.
If we fail to deliver timely releases of our solutions that are ready for commercial use, we release a version, service, tool or update with a material vulnerability, or other error, or we are unable to enhance our platform to keep pace with rapid technological changes or respond to new offerings by our competitors, or if new technologies emerge that are able to deliver competitive solutions at lower prices, more efficiently, more conveniently or more securely than our solutions, or if new operating systems, gaming platforms or devices are developed and we are unable to support our customers' deployment of games and other applications onto those systems, platforms or devices, our business, financial condition and results of operations could be adversely affected.
We are increasingly building AI into certain of our offerings, and issues raised by the use of, or failure to successfully use, AI in our offerings, or the use of AI by our customers and competitors may adversely affect our business, reputation, or financial results.
We are increasingly building AI into certain of our offerings, such as Unity Vector, our new machine learning model, our new Unity AI product line, which includes AI Assistant and AI Generators, which are currently in beta, and Unity Inference Engine (formerly Unity Sentis), which allows creators to embed an AI model in the Unity Runtime for their game or application, enhancing gameplay and other functionality. AI Generators leverage both Unity-developed and third-party models for AI-driven assistance during creation. With respect to third-party models, we do not control the data used to train such models or the specific outputs they generate; we act as a conduit for customer requests and return the responses from those third-party models. The datasets used to train third-party models may inadvertently include content that infringes intellectual property rights. Because we do not control the training data or model weights of third-party models, we may be subject to liability or reputational harm if customers use outputs generated through our offerings that are alleged to infringe third-party intellectual property rights. Unity-developed models are trained exclusively on directly-licensed or open-licensed data; however, we rely on the accuracy and scope of those licenses as represented by the licensors, and if such representations are incorrect or incomplete, we could face claims that our training data included content used without proper authorization. The outputs of both Unity-developed and third-party models may also inadvertently replicate protected content, resulting in potential claims of infringement. We continue to advance machine

Table of Contents	Unity Software Inc.
learning ("ML") algorithms in our Grow Solutions, which are designed to enable us to provide customers with better performance. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. AI technologies, in particular generative AI and interactive chatbots, are subject to existing laws of various states and countries such as those regarding privacy, data security, and consumer protection, and the evolving regulatory landscape and our product development efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. AI technologies, including generative AI and interactive chatbots, are subject to existing laws of various states and countries such as those regarding privacy, data security, and consumer protection. In particular, global AI regulatory frameworks remain highly uncertain, rapidly changing, and inconsistent across jurisdictions, and frequently have extraterritorial reach, and, as a result may apply to our AI offerings regardless of where they are developed or deployed. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements, and noncompliance could lead to fines of up to 35 million Euros or 7% of our total worldwide annual turnover. Certain provisions of the EU AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users. In addition, certain U.S. states have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the California Consumer Privacy Act ("CCPA") regulations on automated decision-making technology.
Additionally, certain privacy and data security laws extend rights to consumers and regulate automated decision making in ways that may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to litigation or regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, delete our models, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission ("FTC") has required other companies to delete algorithms and models derived from or trained on allegedly unlawfully collected data, where it has alleged the company has violated privacy or consumer protection laws.
Governments are increasingly scrutinizing generative AI technologies for potential intellectual property and content-related harms, and any regulatory enforcement or litigation in this area could adversely affect our business, reputation, or financial results. In addition, AI and ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor "poisons" the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called "hallucination"). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could lead us to make decisions that could bias certain individuals or classes of individuals and adversely impact their rights. Our AI-enabled technology could be used by an end user in a manner publicly perceived as controversial. The foregoing can cause us to face adverse consequences, including reputational harm, competitive harm, customer loss or legal liability.
As these requirements continue to emerge or change, we may be required to modify, restrict, or disable certain AI features; implement new technical, governance and other controls; or incur significant compliance and operational costs. Failure to anticipate or comply with evolving AI regulatory obligations could adversely affect our ability to develop and deliver AI-enabled offerings, reduce the competitiveness of our products, or negatively impact our business, reputation, or financial results.
The increasing use of AI and ML, including AI-driven automation tools, may enable customers to reduce their reliance on human developers, and therefore paid seat licenses, or otherwise circumvent usage- and seat-based licensing metrics by obfuscating the number of users accessing our products. Any such shift could materially reduce demand for our core subscription-based products and adversely affect our revenues and business model.
Advances in AI and 2D and 3D content generation technologies may enable our customers to use AI to automate or replicate aspects of content, content creation, simulation, or runtime functionality

Table of Contents	Unity Software Inc.
provided by our platform and solutions, and allow competitors to develop solutions that reduce the competitiveness of our platform and solutions. Even where such activities are unauthorized or prohibited, our ability to prevent, detect, or stop it may be limited. To the extent such advances reduce the need for our products, or otherwise disintermediate Unity from the content creation process, our business and financial condition could be materially adversely affected.
Market acceptance of AI technologies is uncertain, and we may allocate resources toward technologies or products that do not align with customer needs or achieve market acceptance, or are rapidly rendered obsolete. We may be unsuccessful in product development efforts, or our competitors may use AI technologies more efficiently than we do and develop solutions that reduce the competitiveness of our product offerings. We may also incur significant costs and may not achieve any significant revenue from these new offerings. The performance or suitability of third-party models could change in ways that negatively affect the customer experience, and our reliance on third-party models may also limit our ability to differentiate our offerings or control cost and performance characteristics. Any of these factors could adversely affect our business, reputation, or financial results.
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
We derive a significant portion of our revenue from our Grow Solutions, which is primarily generated under revenue-share or profit-share models. Under these models, our customers depend on us as a source of their own revenue, which in some cases may represent a significant portion of their total revenue. Should customers lose confidence in the value or effectiveness of our Grow Solutions, consumption of these offerings could decline.
Our Grow Solutions customers rely on us to attract a broad range of advertisers to our platform to generate demand for their impressions through our offerings, including Unity Ads. If we are unable to also serve the needs of advertisers, they may reduce their consumption of our solutions and shift their business to other competitor advertising solutions or supply paths, which could adversely affect our revenue. In addition, advertising spending is often adversely affected by macroeconomic factors like economic downturns and inflation. These factors have in the past decreased, and may in the future decrease or halt, advertiser spending. Our Grow Solutions are also dependent upon the continued proliferation of connected devices, such as smartphones, tablets and televisions, as well as the increased consumption of content through those devices. Consumer usage of these devices may be inhibited for a number of reasons beyond our control. If user adoption of connected devices or user consumption of content on those devices do not continue to grow, our business could be harmed.
For us to maintain or improve our results of operations, it is important that our customers continue using and expanding their use of our solutions. Create Solutions customers have no obligation to renew their subscriptions, which are primarily for one to five years in length, after they expire, and our Grow Solutions, which are primarily sold under revenue-share or profit-share-based models. We invest in targeted sales and account-based marketing efforts to identify opportunities to grow use of our solutions within and across multiple studios within a single customer. However, our efforts may not be successful despite the resources we devote to them. Even if one or several studios within a customer adopt our Create or Grow Solutions, other studios within that customer may choose to adopt different solutions or to continue to employ internally-developed solutions. Further, consolidation or reorganization of studios within a customer may reduce opportunities to expand usage of our solutions across multiple studios. In addition, we periodically review our fees, pricing structures and business models, and decisions to change how we price our products or services have been and may in the future be viewed unfavorably and harm our business.

Table of Contents	Unity Software Inc.
It is also important for us to cross-sell more Create Solutions to our Grow Solutions customers and vice versa. While we believe there are significant benefits to our customers in using both our Create and Grow Solutions, our Create Solutions customers are under no obligation to use our Grow Solutions, and our efforts to cross-sell may not be successful.
If we fail to successfully execute our plans to reset our portfolio to focus on our Strategic Portfolio and to right-size our investments, our business will be harmed.
We have realigned our business to focus on the Unity Engine and related consumption services, and monetization solutions, and are continuing to exit other businesses and right-size our investments. These efforts may not be effective or sufficient to offset our expenses, and may themselves have adverse impacts, such as loss of continuity or accumulated knowledge, limited technological support on legacy products, inefficiency during transitional periods, distraction, and potential challenges operating our business with fewer resources. For example, in 2024 we reduced our employee workforce by approximately 25%, and various members of our management team departed from their operational roles and in 2025 we further reduced our employee workforce and continued to wind down certain non-strategic businesses. The departure of employees may create a loss of accumulated knowledge, inefficiency, and other challenges to operating our business. If we fail to efficiently execute on these plans to restructure, or if the benefits from these efforts are not achieved on the timeline or to the extent we expect, our business may be harmed and we may fail to achieve or maintain profitability.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.
The markets in which we operate are highly competitive. Specifically, we have faced and may continue to face competition as a result of:
•rapid technological change, such as the rise of AI, and machine learning and increasing use of data and trained models as well as changing customer needs, requirements and preferences;
•the impact of evolving industry standards and changing regulations, which may affect us differently than some our competitors, including, for example, increased costs for advertisers to target users due to changes in the data privacy landscape;
•reduced supply from game publishers, who may also use channels beyond in-app advertising to grow revenue;
•the development of alternative solutions by a significant number of companies, including other gaming and ad-tech companies;
•lower prices or free solutions offered by our competitors, some of whom may offer more favorable payment terms to publishers;
•the introduction of alternative solutions by larger, more experienced companies that offer 2D and 3D design solutions in the industries in which we currently operate or may expand into; and
•mergers, acquisitions and other strategic relationships amongst our competitors which may allow them to provide more comprehensive offerings or achieve greater economies of scale than us, and which may introduce new competitors in our markets.
Our competitors include other game development engines and platforms and large technology and ad-tech companies, many of which have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and greater financial and operational resources than we do. We cannot assure you that we will not be forced to engage in price-cutting or revenue limiting initiatives, change payment terms or increase our advertising and other expenses to attract and retain customers in response to competitive pressures.

Table of Contents	Unity Software Inc.
In addition, some of our competitors are also our partners and/or customers. We compete to various degrees on the basis of price, technical performance, product features, system compatibility, quality and sales and technical support. These competitors may decide to stop buying our products, compete more aggressively with us, use technical capabilities to hinder the performance of our products, or use our products or the information they obtain about or derived from our products and technology to develop or improve their own competing solutions, which could materially and adversely affect our business, financial condition and results of operations.
If we are unable to compete successfully against our current or future competitors, it could result in the failure of our platform and products to continue to achieve or maintain market acceptance, which would harm our business, financial condition, and results of operations.
If we are unable to further expand into adjacent business areas or new industries, or if our solutions for any new business area or industry fail to achieve market acceptance, our growth and operating results could be adversely affected, and we may be required to reconsider our growth strategy.
Our growth strategy is based, in part, on expanding into new industries beyond gaming and adjacent product expansion. For example, the market for interactive RT3D and 2D content in industries beyond gaming is still developing, and it is uncertain whether this market will develop as we expect, how rapidly it will develop and how much it will grow. Our success in these markets will depend, to a substantial extent, on the widespread adoption of our products as an alternative to existing solutions, such as traditional 2D and 3D modeling and rendering tools, or adoption by customers that are not currently using any software solutions. Market acceptance of our platform in industries beyond gaming may not grow as we expect and if our platform does not achieve widespread adoption in these other markets, our ability to grow our revenue may suffer.
Similarly, the market for programmatic advertising and Connected TV ("CTV") solutions is highly competitive and evolving, and it is uncertain whether our expansion into these gaming-adjacent verticals will develop as we expect. Our success will depend on our ability to compete with incumbent demand-side and supply-side advertising platforms, as well as the widespread adoption of our advertising technology by agencies and brands that have historically relied on traditional media or closed digital ecosystems. Market acceptance of our solutions in these areas may be hindered by our ability to provide comparable scale, targeting, and transparent measurement relative to established competitors. If our programmatic and CTV offerings do not achieve widespread adoption, or if we are unable to effectively capture advertising spend from outside of our core gaming audience, our ability to grow our revenue and diversify our business may suffer.
We are also expanding our In-App Purchase ("IAP") solutions, designed to support developers across a variety of alternative payment processing and monetization platforms. The success of these offerings depends on our ability to maintain seamless technical integration with a variety of third-party payment service providers while ensuring compliance with the evolving requirements of major platform providers and complex regulatory requirements. Platform providers may introduce new fee structures or technical hurdles relating to external payment flows that increase friction for users, reduce conversion rates, and diminish the economic benefit of our IAP offering to our customers. If we cannot effectively manage these complexities, our ability to grow our payment processing-related revenue could be adversely affected.
The investments we make to expand into new or adjacent industries will continue to increase our costs and operating expenses on an absolute basis. We expect to invest in sales and marketing resources to develop and expand the use of our solutions by customers in these industries, and we will need to increase our sales and marketing, legal and compliance and other efforts as we seek to expand into additional industries that often require a different go-to-market strategy than the gaming industry. These investments may occur in advance of our realization of significant revenue from such industries, particularly in industries characterized by enterprise customers with long contracting cycles, which will make it difficult to determine if we are allocating our resources effectively and efficiently. If the revenue we

Table of Contents	Unity Software Inc.
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
Our gaming customers use our platform and solutions to create and/or operate their games, which are ultimately sold or distributed to an end user. As a result, our success depends in part on the ability of our customers to market and sell games that are created or operated with our solutions. If our customers' marketing efforts for their games are unsuccessful or if our customers experience a decrease in demand for their games, sales of our Create Solutions and our Grow Solutions could be reduced. The gaming market is characterized by intense competition, rapid technological change, increased focus by regulators, and economic uncertainty, and there is no guarantee that any of our customers' games will gain any meaningful traction with end users. While our large and diverse customer portfolio has helped to reduce the fluctuations in our Grow Solutions revenue as a whole resulting from the success of customers' games and the timing of game releases, we cannot assure you that the size and diversification of our customer portfolio will sufficiently mitigate this risk.
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
•fluctuations in demand for, usage of, or pricing of our solutions;
•changes in the mix of solutions purchased by our customers;
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
•timing of updates and new features on our platform, or the release of new product offerings and our investments to support these features and offerings;
•fluctuations or delays in purchasing decisions by customers in anticipation of new solutions or enhancements by us or our competitors;
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
We and our customers are subject to the standard policies and terms of service of the operating system platforms on which we create, run and monetize applications and content, as well as policies and terms of service of the various application stores, such as the Apple App Store or Google Play Store, which make our customers' applications and content available to end users. Each of these operating system platforms and stores has broad discretion to change and interpret its terms of service and policies. Each may also change its fee structure, add fees associated with access to and use of its platform, alter how customers are able to advertise or monetize on their platform, change how the personal or other user information is made available to application developers on their platform, limit the use of personal information for advertising purposes or restrict how end users can share information on their platform or across other platforms.
In particular, operating system platform providers or application stores such as Apple or Google have in the past and may in the future change their technical requirements or policies in a manner that adversely impacts the way in which we or our customers offer solutions or collect, use, and share data from end-user devices. Restrictions on our ability to offer solutions or collect and use data as desired could negatively impact our Create Solutions and Grow Solutions as well as our resource planning and feature development planning for our software. Changes to their technical requirements or policies may adversely impact solutions that we may offer including, for example, our IAP solution, and could lead to increased compliance costs, higher effective fee structures for our clients, or increased technical friction that could degrade the user experience and efficacy of our offerings, and ultimately harm our business.
If we or our customers violate, or are accused of violating, these terms of service or policies—which are frequently subject to change and lack clear or consistent interpretation by the platform providers—an operating system platform provider or application store could limit or discontinue our or our customers' access to its platform or store. Our business may also be harmed by inconsistent or non-uniform enforcement of these policies across our industry, which can create an unlevel playing field or sudden disruptions to our operations. Any limitation on or discontinuation of our or our customers' access to any third-party platform or application store could adversely affect our business, financial condition, or results of operations.
Furthermore, increased scrutiny of the industry by regulatory bodies may ultimately lead to more onerous regulatory frameworks (e.g., various upcoming application store accountability regulations) or fundamental shifts in how platform providers enforce their policies. For example, regulatory actions involving competitors regarding potential policy violations may increase the likelihood of platform-wide crackdowns or more restrictive terms of service that could adversely affect our business, financial condition, or results of operations.
The actions of third parties with whom we do business may put our business and results of operations at risk.
We rely on third parties, including our strategic partners, for various aspects of our business, including deep technology collaborations, co-marketing, advertising partners, ad mediation services, ad attribution partners, development services agreements, and revenue share arrangements. Their actions may put our business, reputation, and brand at risk. In many cases, third parties may be given access to sensitive and proprietary information or personal information in order to provide services and support to our teams or customers, and they may misappropriate and engage in unauthorized use of our information, technology or customers' data. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. For example, we rely on ad attribution partners to accurately and reliably perform mobile measurement and attribute ad impressions. Any failure of those services may result in a reduction in the number of ads attributed to our ad platform and a resulting reduction in our revenue and the revenue realized by our ad publishers. Further, disruptions in the mobile application industry, financial markets, economic downturns, poor

Table of Contents	Unity Software Inc.
business decisions, or reputational harm may adversely affect our partners and may increase their propensity to engage in fraud or otherwise illegal or improper activity which could harm our business reputation, and they may not be able to continue honoring their obligations to us, or we may cease our arrangements with them. Similarly, we rely on third-party mediation platforms, some of which operate or are affiliated with competing advertising networks, to access a significant amount of our advertising inventory. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all and we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more business relationships, or experience a degradation of services, our business could be harmed and our financial results could be adversely affected.
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
We utilize a direct sales organization to increase adoption within larger enterprise customers and to expand into new industries, where potential customers are typically larger organizations. The success of our Grow Solutions also depends in part on larger enterprise customers. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. If we do not effectively expand our direct sales or technical capabilities to address these industries effectively or develop effective sales and marketing strategies for those industries, or if we focus our efforts on non-gaming industries that end up being slow adopters of our platform and solutions, our ability to increase sales of our platform and solutions to industries and for use cases outside gaming will be adversely affected.
We provide service-level agreement commitments related to certain of our customers. If we fail to meet these contractual commitments, our business could be harmed.
Certain of our customers are entitled to service-level agreements commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer agreements, we may be subject to significant financial and operational liabilities. Beyond the risk of contract terminations or suspensions, failures to meet these obligations may require us to provide service credits, refunds, or other remediation. In some instances, the cumulative cost of these remedies, combined with the operational resources required to remediate any underlying

Table of Contents	Unity Software Inc.
technical issues, could render specific customer deals or broader service offerings unprofitable. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition and results of operations.
If we fail to offer high-quality support, our ability to retain and attract customers could suffer.
Our customers rely on our sales, customer success and customer support personnel and tools to resolve issues and realize the full benefits that our platform provides. High-quality support is important for the retention of our existing customers and expanding their use of our platform. The importance of these functions will increase as we expand our business, pursue new customers, offer new products and seek to expand the use of our platform and solutions, including by enterprise customers in new industries outside of gaming. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our solution to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.
Our business could be disrupted by catastrophic events, including natural disasters, health pandemics, militarization, or war.
Any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war or terrorist attack, explosion, or pandemic could impact our business. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and are thus vulnerable to damage in an earthquake. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed. In addition, certain of our operations or those of our customers could be impacted by militarization, war and other geopolitical disputes, including any renewal of the recent conflict in and around Israel, where we have a significant number of employees, any escalation of hostilities or conflict between China and Taiwan, which could adversely impact availability of computing components and resources, any of which could adversely affect our results of operations and business condition.
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
•difficulty collecting accounts receivable and potential for longer payment cycles, including due to disruptions or delays in global payment operations, and international payments or money transfers resulting from trade restrictions or sanctions or banking processes and procedures adopted in response;
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
•challenges inherent in efficiently managing, and the increased costs associated with, having a geographically diverse workforce, including the need to implement appropriate systems, policies, benefits, statutory equity requirements and compliance programs that are specific to each jurisdiction;
•changes in trade relations, particularly between the U.S. and China, regulations, laws or enforcement, including changes to export control restrictions, economic sanctions, and trade embargoes;
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
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"), U.S. bribery laws, the United Kingdom ("UK") Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
We invest substantial time and resources to grow our business in markets outside the U.S. and if we are unable to do so successfully and in a timely manner, our business and results of operations will suffer.
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

Table of Contents	Unity Software Inc.
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
Our accounts receivable are subject to collection and credit risks, which could impact our operating results. Our Create Solutions typically include purchase commitments for a one- to three-year subscription, which may be invoiced over multiple reporting periods, increasing these risks. We rely on payments from advertisers in order to pay our Grow Solutions customers their revenue earned from our monetization solutions. We are generally obligated to pay our customers for revenue earned within a negotiated period of time, regardless of whether or not our advertisers have paid us on time, or at all. As a result, we can face a timing issue with our accounts payable on shorter cycles than our accounts receivable, requiring us to remit payments from our own funds, and accept the risk of bad debt. Businesses that are good credit risks at the time of sale may become bad credit risks over time. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. Our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenue and cash flows. We cannot assure you that our processes to monitor and mitigate these risks will be effective. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense, and our business, operating results and financial condition could be harmed.
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
We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds to do so, including the need to develop new solutions, products, services or enhance our existing solutions, products or services, enhance our operating infrastructure, expand globally and acquire complementary businesses and technologies. In addition, we may need to take other measures that would impact our liquidity. For example, under certain conditions

Table of Contents	Unity Software Inc.
we may be required to repurchase the third-party interest in our Unity China venture, which would impact our liquidity. If we incur additional debt, new debt holders would have rights senior to holders of common stock to make claims on our assets, along with our existing creditors, and the terms of any such debt could significantly restrict our operations and other activities, including our ability to make investments, and repurchase our securities. Furthermore, if we issue additional equity or convertible securities, existing stockholders will experience dilution, and the new securities could have rights senior to those of holders of our common stock. Our inability to obtain adequate financing on terms satisfactory to us, or at all, when we require it, could significantly limit our ability to continue to support our business growth, respond to business challenges, expand our operations or otherwise capitalize on our business opportunities due to lack of sufficient capital, which could harm our business, operating results, and financial condition. Even if we are able to raise such capital, it may not enable us to achieve better operating results or grow our business.
Risks Related to Our Platform and Technology
If we do not make our platform, including new versions or technology advancements, easier to use or properly train customers on how to use our platform, our ability to broaden the appeal of our platform and solutions and to increase our revenue could suffer.
Our platform can be complex to use, and our ability to expand the appeal of our platform depends in part on ensuring that it can be used by a variety of creators. While certain features of our solutions are designed to address the needs of professional developers, we believe that our ability to expand adoption of our platform will depend in part on our ability to address the needs of creators with varied needs, preferences, and levels of expertise, as well as new categories of creators and end users in industries beyond gaming such as automotive, retail, manufacturing, healthcare, public sector, and robotics, architecture, civil and mechanical engineering, and design and construction. If we fail to effectively integrate AI and advanced technologies to simplify our user experience and broaden our appeal to creators of varying expertise—including those in non-gaming industries—users may migrate to or adopt in the first instance more accessible solutions, and our business may be harmed. Accordingly, it is important to our future success that we continue to increase the accessibility of our platform.
In order to get full use of our platform, users generally need training. We provide a variety of training resources to our customers, and we will need to continue to maintain and enhance the breadth and effectiveness of our training resources as the scope and complexity of our platform increase. Historically, most of our developers have been software engineers or have coding experience. As we expand into other industries, we must successfully make our tools and training accessible to creators and users who may not have significant software engineering or coding experience, which means that we must adapt our training accordingly, to drive adoption of our products in these industries. If we do not provide effective training resources for our customers on how to efficiently and effectively use our platform, our ability to grow our business will suffer, and our business and results of operations may be adversely affected. Additionally, when we announce or release new versions of our platform or advancements in our technology, we could fail to sufficiently explain or train our customers on how to use such new versions or advancements or we may announce or release such versions prematurely. These failures may lead to our customers being confused about use of our offerings or expected technology releases, and our ability to grow our business, results of operations, brand and reputation may be adversely affected. Such failures have in the past led to customers expressing frustration with our platform on social media and other internet sites.
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

Table of Contents	Unity Software Inc.
customers and their end users, our proprietary and confidential information and the confidential information and confidential intellectual property we collect from our partners, customers and creators.
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
We and the third parties with whom we work are subject to a variety of constantly evolving threats, including but not limited to, computer malware (including as a result of advanced persistent threat intrusions), software bugs and vulnerabilities, malicious code, viruses and worms, social engineering (including through deep fakes, which are increasingly more difficult to identify as fake, spear phishing and ransomware attacks), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply chain attacks, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI and other similar threats.
Such threats have become more prevalent in our industry in recent years and the emergence of new AI technologies presents risks of further vulnerabilities. For example, attempts by malicious actors to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems have increased and could be successful. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses and resources to restore data or systems, reputational harm, and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Our security measures could also be compromised by personnel, theft or errors, and have been in the past and may in the future be insufficient to prevent harm resulting from security vulnerabilities in our platform or the software or systems on which we rely. Additionally, our remote workforce poses increased risks to our IT assets and data. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information security systems, platform, and solutions. Investigations into potential incidents and insecure configurations of our services and the software we use are also an integral part of our security program. For example, we detected through our bug bounty program a vulnerability in our product that we released patched versions for in October 2025. However we have not always been, and may in the future not be, able to detect, mitigate, and remediate all such vulnerabilities. Moreover, we have experienced and may in the future experience delays in developing and deploying remedial measures and patches designed to address any identified vulnerabilities. Any such remediation or patching may also be costly, difficult or impractical to implement. This is especially the case where there are multiple platforms or third-party partners involved and/or there is a lack of cooperation from other parties necessary for remediation. Security incidents could also damage our IT systems, our ability to provide our products and services, and our ability to

Table of Contents	Unity Software Inc.
make the financial reports and other public disclosures required of public companies. Additionally, vulnerabilities in our products may cause reputational harm resulting in customer loss, and it also may lead to legal liability if such vulnerabilities are exploited before we are able to release patches. Threat actors have used, and may in the future use, an initial compromise of one part of our environment to gain access to other parts of our environment, or to try to leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work. They may also try to leverage potential vulnerabilities or other information in our platform or code for future attacks.
We rely on third parties to provide critical services that help us deliver our solutions and operate our business. In the course of providing their services, these third parties may support or operate critical business systems for us or store or process personal, sensitive, proprietary and/or confidential information on our behalf. Our ability to monitor these third parties' information security practices is limited and these third-party providers may not have adequate security measures, and have experienced and could experience in the future security incidents that compromise the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Supply chain attacks are increasing in frequency, and we cannot guarantee that third parties' infrastructure in our supply chain or that of the third parties with whom we work have not been compromised. Certain of our third party suppliers have experienced and may in the future experience attacks that could impact us. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third parties for the resulting liability we incur.
We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers' discretion, or identify security areas or measures for which our customers are responsible. For example, our customers are responsible for implementing multi-factor authentication to access their accounts. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security breaches, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and revenue may be adversely impacted.
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we have in the past been and may in the future be unable to anticipate attempted security breaches, react in a timely or effective manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers' confidential, proprietary, and personal information under our control or under the control of third parties with whom we work, we cannot assure you that any security measures that we or our third-party service providers have implemented has been or will in the future be effective against current or future security threats. Security breaches and other incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful or inappropriate access to, inability to access, disclosure of or loss of sensitive, proprietary or confidential information.
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

Table of Contents	Unity Software Inc.
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
Our reputation and ability to attract and retain customers and grow our business depend in part on our ability to operate our platform at high levels of reliability, scalability and performance, including the ability of our existing and potential customers to access our platform at any time and within an acceptable amount of time. Interruptions in the performance of our platform and solutions, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the availability of our platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of customers accessing our platform simultaneously, denial-of-service attacks or other security-related incidents.
It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our customer base grows and our platform becomes more complex. If our platform is unavailable or difficult to update, or our solutions are difficult or time-consuming to update or if our customers are unable to access our platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our platform, delays in payment to us by customers, injury to our reputation and brand, legal claims against us, significant costs of remedying these problems and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations, as well as our reputation, may be adversely affected. For example, due to heightened concerns about the regulatory environment with respect to privacy and security matters, our customers are increasingly requesting audit certifications, such as SOC 2, Type II, that we have not yet achieved with respect to some of our offerings. Failure to achieve these certifications may adversely impact our ability to grow our business at the pace that may be expected by our investors. Additionally, material interruptions to our service due to security-related incidents may expose us to regulatory fines in certain jurisdictions where we operate even in the absence of data loss.

Table of Contents	Unity Software Inc.
Further, the software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new solutions are first introduced or when new features or capabilities are released. We have from time to time found defects, errors or vulnerabilities in our platform and solutions, and new ones may be detected in the future by us or our users. For example, we announced and remediated a vulnerability in our platform in October 2025.
We cannot assure you that our existing platform and new offerings will not contain defects or vulnerabilities or that they will not be exploited. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention or other performance issues, all of which could harm our business. The costs incurred in correcting such defects. errors or vulnerabilities may be substantial and could harm our business. Such errors, defects and vulnerabilities often also require remediation efforts by our customers and other partners. Moreover, the harm to our reputation and legal liability we may incur related to such occurrences may be substantial and could similarly harm our business and adversely affect our results of operations and financial condition.
Any failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand.
Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology, know-how and our brand, and we may not be able to adequately do so. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, or fail to continuously innovate and advance our technology, our competitors could gain access to our proprietary technology and develop and commercialize substantially identical products, services or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes. In addition, we cannot assure you that our patent applications will result in issued patents, and we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create products that compete with ours. Patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solutions are available. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, required to rebrand our solutions or prevented from selling some of our solutions if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other intellectual property rights. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our global activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other

Table of Contents	Unity Software Inc.
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
We license and make available software and source code to customers. Although those customers are restricted in the manner in which they can use and share our software, we cannot assure you that unauthorized use or copying of our software or source code will not occur. Such copying and use has occurred in the past, and while we actively take steps to stop this activity, we may not always be successful. We also rely on periodic significant updates to our software to encourage our customers to access our software through us on a paying or, for qualified users, non-paying, basis. However, we cannot assure you that this strategy will be effective in ensuring that users are not circumventing licensing or usage restrictions or otherwise misusing or accessing our software on an unauthorized basis.
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
We have faced and may in the future, face intellectual property disputes. Such disputes and intellectual property litigation can be time-consuming and expensive to resolve and they divert management's time and attention. Companies in the internet, technology and gaming industries own large numbers of patents, copyrights, trademarks, domain names and trade secrets and frequently litigate allegations of infringement, misappropriation or other violations of intellectual property or other rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many

Table of Contents	Unity Software Inc.
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

Table of Contents	Unity Software Inc.
addition, although we employ open source software license screening measures, if we were to combine our proprietary software solutions with certain open source software in a particular manner we could, under certain open source licenses, be required to release the source code of our proprietary software solutions. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an "as-is" basis which, if not properly addressed, could negatively affect the performance of our solution or lead to security incidents. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our solutions, we may be required to re-engineer such solutions, discontinue the sale of such solutions or take other remedial actions.
Our business depends on the interoperability of our solutions across third-party platforms, operating systems, and applications, and on our ability to ensure our platform and solutions operate effectively on those platforms. If we are not able to integrate our solutions with third-party platforms in a timely manner, our business may be harmed.
One of the most important features of our platform and solutions is broad interoperability with a range of diverse devices, operating systems and third-party applications. Our customers rely on our solutions to create and simultaneously deploy content to a variety of third-party platforms. Similarly, we and our customers also rely on our solutions' interoperability with third-party platforms in order to deliver services. Currently, we support over 25 such platforms. Third-party platforms are constantly evolving, and we may not be able to modify our solutions to assure compatibility with that of other third parties following development changes within a timely manner. For example, third-party platforms frequently deploy updates to their hardware or software and modify their system requirements. The success of our business depends on our ability to incorporate these updates to third-party licensed software into our technology, effectively respond to changes to device and operating system platform requirements, and maintain our relationships with third-party platform owners. Our success also depends on our ability to simultaneously manage solutions on multiple platforms and our ability to effectively deploy our solutions to an increasing number of new platforms. Given the number of platforms we support, it can be difficult to keep pace with the number of third-party updates that are required in order to provide the interoperability our customers demand. If we fail to effectively respond to changes or updates to third-party platforms that we support, our business, financial condition, and results of operations could be harmed.
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

Table of Contents	Unity Software Inc.
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
Our success and future growth depend upon the continued services of our management team and other key employees. Changes in our management team could disrupt our business. We have experienced significant management turnover in the last two years and any inability to successfully manage executive transitions, or to retain senior executives or key employees, or find adequate replacements, could disrupt our operations and harm our business.
In addition, we must attract and retain highly qualified personnel, such as software engineers because of the complexity of our solutions. We have had difficulty quickly filling certain open positions in the past, and we expect to have future hiring needs. Competition is intense, particularly in the San Francisco Bay Area and other areas in which we have offices, for engineers experienced in designing and developing cloud-based platform solutions, data scientists and engineers with experience in AI and ML, as well as experienced sales professionals. The market for AI and ML engineers and data scientists is extremely competitive and expensive and we have in the past faced, and continue to face, challenges in hiring and subsequently retaining such personnel. Failure to secure or retain adequate AI/ML talent could put us at a competitive disadvantage and result in slower product development. Failure to retain such talent could also result in the potential loss of valuable skills, know-how and intellectual property to competitors. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. As a global workforce, we must align our company values across employees from different cultures and value systems, and often with employees who are geographically remote from one another. Failure to successfully create a cohesive company culture could harm our ability to attract and retain talent.
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
We believe that maintaining and enhancing our brand reputation is important to our ability to compete and to support the marketing and sale of our platforms and products to new and existing customers and grow our strategic partnerships. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer a reliable platform that continues to meet the needs and preferences of our customers at competitive prices, our ability to maintain our customers' trust, our ability to continue to develop new functionality to address a wide variety of use cases and our ability to successfully differentiate our platform from competitors. We have in the past and may in the future experience public scrutiny of our business decisions and announcements.
Our ability to manage potential social and ethical issues arising out of emerging technologies, including AI, could impact our brand and customer adoption of our solutions. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any

Table of Contents	Unity Software Inc.
increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.
Risks Related to Laws, Regulations, and the Global Economy
We and the third parties with whom we work are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, industry standards and other obligations relating to privacy, data security, and the protection of children. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
Our offerings, and particularly our Grow Solutions and their access to unique runtime data through our Developer Data Framework, rely on our ability to process sensitive, proprietary, confidential, and regulated information, including personal information, that belongs to us or that we, or the third parties with whom we work, handle on behalf of others such as our customers. These activities are regulated by an increasing number of federal, state, local, and foreign privacy and data security laws and regulations. These laws have become increasingly stringent and continue to evolve, requiring significant resources for compliance. Any actual or perceived noncompliance could result in litigation, regulatory proceedings, fines and civil or criminal penalties, obligations to cease offerings or to substantially modify our Grow Solutions in ways that make them less effective in certain jurisdictions, negative publicity, reduced overall demand for our platform and reduced returns on our Grow Solutions. As we continue to rebuild and enhance our ML stack and data infrastructure, we may encounter challenges in complying with data privacy and similar laws aimed at regulating technology.
Most jurisdictions in which we or our customers operate have adopted privacy and data security laws. For example, European privacy and data security laws, including the European Union's General Data Protection Regulation ("EU GDPR"), the European Union's Digital Services Act, the United Kingdom's GDPR ("U.K. GDPR") and others, impose significant and complex burdens on the processing of personal information and provide for robust regulatory enforcement and significant penalties for noncompliance. Regulators, courts, and platforms have increasingly interpreted privacy and data security laws to require opt-in consent to use cookies and similar technologies for personalization, advertising, and analytics. Any of these could increase our exposure to litigation or regulatory enforcement actions, increase our compliance costs, and adversely affect our business.
In addition, jurisdictions may enact or have already enacted data localization and cross-border data transfer laws. Certain countries have enacted or are considering enacting cross-border data transfer restrictions and laws requiring data residency. The EU GDPR, U.K. GDPR, and other European privacy and data security laws generally prohibit the transfer of personal information to countries outside the European Economic Area ("EEA"), such as the U.S., that are not considered by some authorities as generally providing an adequate level of data protection.
The various mechanisms that may be used to comply with these data localization and other requirements are subject to legal challenges, and the future of cross-border data transfers remains uncertain,which could increase the cost and complexity of doing business. If we cannot maintain a valid mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, litigation, penalties, data processing restrictions or bans, and reduced demand for our services. Loss of our ability to import personal information from Europe and elsewhere may also require us to increase our data processing capabilities outside the U.S. at significant expense.
Similarly, China's Personal Information Protection Law and Data Security Law, Canada's Personal Information Protection and Electronic Documents Act, related provincial laws, and Canada's Anti-Spam Legislation, Israel's Privacy Protection Law 5741-1981, and new and emerging privacy and data security regimes in other jurisdictions in which we operate, broadly regulate the processing of personal information and impose comprehensive compliance obligations and penalties.
In the U.S., federal, state, and local governments have enacted numerous privacy and data security laws, such as, the Telephone Consumer Protection Act ("TCPA"), which imposes various consumer

Table of Contents	Unity Software Inc.
consent requirements and other restrictions on telemarketing activity and violations of which, or similar laws enacted by states, can result in significant financial penalties. In addition, the CCPA, which applies to personal information of consumers, business representatives, employees, and other individuals with whom we interact, imposes a number of obligations on covered businesses, including requirements to respond to requests from California residents related to their personal information and contains significant potential penalties for noncompliance.
Other states have enacted or are considering enacting privacy and data security laws, and our actual or perceived noncompliance with these and other emerging state laws could harm our business. The U.S. Department of Justice has also adopted a new rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which limits our ability to provide access to certain US personal information to entities or employees located in certain countries of concern, thereby impacting usage of data by us and certain partners, impacting our ability to enter into certain investment agreements, and potentially limiting our ability to utilize employees in certain locations. Violations of the rule could lead to significant civil and criminal fines and penalties.
In addition, some of our solutions employ technology to help creators build augmented and virtual reality applications, and their use to recognize and collect information about individuals could be perceived as subject to emerging regulations relating to biometric privacy laws. Actual or perceived violations of the foregoing laws and regulations can lead to significant civil and/or criminal fines and penalties, and expose us to litigation and regulatory risks.
Another area of increasing focus by regulators is children's privacy. Enforcement of longstanding privacy laws, such as the Children's Online Privacy Protection Act ("COPPA"), has increased and may continue under the new generation of privacy and data security laws and regulations, such as the GDPR, CCPA, the UK's Information Commissioner's Office Age-Appropriate Design Code ("Children's Code"), and the California Age-Appropriate Design Code Act ("Design Code"), and similar laws enacted by other U.S. states. European regulators are expected to introduce guidance for age-appropriate design across all countries implementing the GDPR as well. We have previously been subject to claims related to the privacy of minors predicated on COPPA and other privacy and data security laws, and we may in the future face claims.
In addition to increasing government regulation, we have obligations relating to privacy and data security under our published policies and documentation, contracts and applicable industry standards. For example, we are subject to the Payment Card Industry Data Security Standard ("PCI DSS"), which requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access, and noncompliance which can result in significant penalties (up to $100,000 per month imposed by credit card companies), litigation, damage to our reputation, and revenue losses.
We and our customers are increasingly subject to specialized regulations governing digital storefronts and in-app purchasing, particularly those focused on the protection of minors. For example, the Texas App Store Accountability Act and similar statutes enacted or proposed in other states and territories impose new obligations on both application store operators and developers. These laws may require us to implement age-verification and parental consent workflows, including the ability to act upon age-category signals from third-party platforms, for ourselves or on behalf of our developers. Complying with these evolving and fragmented requirements could result in significant operational costs, necessitate substantial changes to our user interfaces and flows, and increase our exposure to enforcement actions. Any failure, or perceived failure, to satisfy these shifting in-app purchasing and age-assurance standards could lead to platform-wide penalties and other enforcement actions against Unity and the developers or third parties who may rely on our compliance mechanisms, reduce scale and usage of our monetization solutions, and materially harm our business.
Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, "targeted advertising"), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third-party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we

Table of Contents	Unity Software Inc.
rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. For example, Apple allows users to easily opt-out of activity tracking across devices, which has impacted and may continue to impact our business. Similarly, Google has plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and reduce cross-device tracking for advertising purposes.
In addition, legislative proposals and existing laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. European regulators have issued significant fines in certain circumstances where they alleged that appropriate consent was not obtained. In the EU, there are additional laws under consideration that may impact the gaming ecosystem, including demand for our products and services. For example, the Digital Omnibus Act, if adopted, may introduce uncertainty as to whether current interpretations of the e-Privacy Directive and GDPR, against which our products are designed, will remain viable. and may negatively impact our operations. Additionally, the Digital Fairness Act, if adopted, may place limits on way game developers can design and monetize their games through our platform. In addition, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. As a result, we have been and may be required to change the way we market our offerings, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations. An additional concern is increasing litigation under novel interpretations of state and federal wiretapping laws. Such claims and demands are regularly received by businesses throughout the United States, including by Unity.
Regulation of data security programs is creating new and additional audit and operational burdens. Laws such as the Cyber Resilience Act in the EU and audit requirements found in California’s CCPA regulations may increase our costs of compliance.
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
Because our continued business operations in China, including our joint venture in China, constitute a significant part of our current and future revenue growth plans, adverse changes in economic and political policies relating to China could have an adverse effect on our business. An escalation of trade tensions in recent years between the U.S. and China has resulted in trade restrictions that harm our ability to participate in Chinese markets. For example, U.S. export control regulations relating to China have created restrictions with respect to the sale of our solutions to various Chinese customers and further changes to regulations have occurred in 2025 that could result in additional restrictions on our sales when effective in October 2026. China also regulates the gaming industry, including content distribution restrictions and other regulations which has impacted our growth rates in the past and any

Table of Contents	Unity Software Inc.
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
Volatile international trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Although our current business model is not directly reliant on the import or export of physical goods, trade policies may indirectly adversely impact our business and operations. For example, current and future tariffs on hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors could raise costs, constrain supply or affect service reliability, which could harm our competitive position, reduce customer demand and damage customer relationships. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our services or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions. Trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions, whether driven by trade tensions, political disagreements, or regulatory concerns, may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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

Table of Contents	Unity Software Inc.
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
Further, some countries may block data transfers as a result of businesses collecting data within a country's borders as part of broader privacy-related concerns, which could affect our business. For example, the Indian government blocked the distribution of several applications of Chinese origin in the interest of sovereignty and integrity of India, defense of India, and security of the Indian state. In undertaking this action, the Indian government temporarily and partially blocked some of Unity's services. More recently, the U.S. Department of Justice’s implementation of bulk transfer restrictions to certain countries of concern has necessitated product and operational changes in order to maintain compliance. If additional or more severe data transfer restrictions are implemented, or if other countries block our data

Table of Contents	Unity Software Inc.
transfers or services or take similar action against us, our customers, our services, and our business could be harmed.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We sell our offerings, particularly within our Create Solutions, to a variety of domestic and foreign governmental agency customers, as well as to customers in highly regulated industries. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government demand and payment for solutions are affected by public sector budgetary cycles and funding authorizations, funding reductions, shutdowns by the federal government or other delays that have affected and may affect public sector demand that could develop for our solutions.
Further, these entities may demand or require contract terms and product features or certifications that differ from our standard arrangements and are less favorable or more difficult to maintain than our standard terms or product features. If we are unable to agree to contracting requirements of governmental or regulated entities, we may be limited in our ability to sell our solutions to these customers. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to provide our platform to other government customers and could adversely impact our reputation, business, financial condition and results of operations.
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
•the outcome of current and future tax audits, examinations or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.

Table of Contents	Unity Software Inc.
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
As of December 31, 2025, we had net operating loss ("NOL") carryforwards for U.S. federal, state, and foreign purposes of $685 million, $477 million, and $1.1 billion, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2026. A lack of future taxable income would adversely affect our ability to utilize a portion of these NOL carryforwards before they expire. U.S. federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOL carryforwards and certain other tax attributes to offset post-change taxable income or taxes. We may experience future ownership changes that could affect our ability to utilize our NOL carryforwards to offset our income. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize all of our NOL carryforwards, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
We have been and may in the future become subject to legal proceedings and claims that arise from time to time, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or securities class action litigation suits. Any litigation or dispute, whether meritorious or not, and whether or not covered by insurance, could harm our reputation, will increase our costs and may divert management's attention, time and resources, which may in turn harm our business, financial condition and results of operations.
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

Table of Contents	Unity Software Inc.
artificial intelligence, and therefore our solutions or components may be deemed or perceived illegal or unfair practices. Furthermore, the growth and development of electronic commerce and virtual items may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as us and our customers conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase, and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing or the use of in-app purchasing or such enabling technology, labeling of free-to-play games or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover games made with our solutions and the revenue that we receive from our Grow Solutions. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of mobile gaming and impair our business, financial condition or results of operations.
Risks Related to Our Convertible Notes
Our Notes and the issuance of shares of our common stock upon conversion of the Notes, if any, may impact our financial results, result in dilution to our stockholders, create downward pressure on the price of our common stock, and restrict our ability to raise additional capital or to engage in a beneficial takeover.
In February 2025, we issued approximately $690 million in aggregate principal amount of 0% convertible senior notes due 2030 (the "2030 Notes"), in November 2022, we issued $1.0 billion in aggregate principal amount of 2.0% convertible senior notes due 2027 (the "2027 Notes"), and in November 2021, we issued approximately $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the "2026 Notes," together with the 2030 Notes and 2027 Notes, the "Notes"). In the first quarter of 2025 and first quarter of 2024, we repurchased approximately $688 million and $480 million, respectively, aggregate principal amount of our 2026 Notes in privately negotiated transactions with holders of the 2026 Notes and as of December 31, 2025, we had approximately $558 million aggregate principal amount of 2026 Notes outstanding. We are subject to a variety of risks related to the Notes, such as:
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

Table of Contents	Unity Software Inc.
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
In the event the conditional conversion features of the 2030 Notes or 2026 Notes is triggered, holders of the 2030 Notes or 2026 Notes will be entitled under the indenture governing the 2030 Notes or 2026 Notes to convert their 2030 Notes or 2026 Notes, as applicable, at any time during specified periods at their option. Holders of the 2027 Notes are entitled under the indenture governing the 2027 Notes to convert their 2027 Notes at any time prior to maturity. If one or more holders elect to convert their 2030 Notes or 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders are not able or do not elect to convert their 2030 Notes or 2026 Notes, we could be required under applicable accounting rules to classify or reclassify all or a portion of the outstanding principal of the 2030 Notes or 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the 2030 Notes or 2026 Notes and our common stock.
In addition, in connection with the issuance of the 2030 Notes and the 2026 Notes, we entered into capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers of the 2030 Notes and 2026 Notes or affiliates thereof and other financial institutions (the "option counterparties"). The Capped Call Transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2030 Notes and the 2026 Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of 2030 Notes or 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2030 Notes or 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the Capped Call Transactions, the option counterparties or their respective affiliates likely entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2030 Notes or the 2026 Notes, including with certain investors in the 2030 Notes or the 2026 Notes. The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Notes or the 2026 Notes (and are likely to do so on each exercise date of the Capped Call Transactions or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption or conversion of the 2030 Notes or the 2026 Notes). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the 2030 Notes, 2026 Notes, the 2027 Notes or the shares of our common stock. Any of these activities could adversely affect the value of the 2030 Notes, 2026 Notes, the 2027 Notes and our common stock.
We are subject to counterparty risk with respect to the Capped Call Transactions.
In addition, the option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the

Table of Contents	Unity Software Inc.
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
The market price of our common stock has been and may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, including those discussed in the risk factors in this section, as well as variance in our financial performance from expectations of securities analysts, sales of shares of our common stock by us or our stockholders, sales of securities convertible into shares of our capital stock by us, the trading volume of our common stock, general economic and market conditions, and others not currently known to us or that we do not believe are material. In addition, our stock price has in the past fluctuated, and may in the future fluctuate, based on announcements or developments by our competitors or perceived competitors, or by other companies in similar industries, even if those announcements do not relate directly to our business. Technology stocks have historically experienced high levels of volatility. In the past, companies who have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, and may continue to be, the target of this type of litigation in the future, which could result in substantial expenses and divert our management's attention.
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

Table of Contents	Unity Software Inc.
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
We have a security policy which outlines mandatory security requirements for all of our employees, contractors or other agents. This policy is supported by internal standards, directives and procedures and our security infrastructure and tools. The security program includes implementation of software security throughout the development life cycle, vulnerability and configuration management software across certain of our data infrastructure, and our products and services offerings. Our risk management process includes annual employee education and annual analysis of security-related risks from across the company, which are then prioritized for mitigation or remediation. Our approach to cybersecurity is integrated into our overall company-wide approach to risk management, including regular consultations between our Data Privacy Officer and Interim Chief Information Security Officer and our internal audit team. Our management team, including our Interim Chief Information Security Officer and our Data Privacy Officer, also regularly reports to the Audit Committee of our board of directors regarding their evaluation of risks from cybersecurity threats against our overall business objectives and other relevant cybersecurity matters.
We engage third party services in connection with our processes for vendor security reviews and security incidents. Assessments of our program are performed by our internal audit team or through independent third-party engagements. We are continuing to refine our processes to oversee and identify the risks from cybersecurity threats associated with our use of any third-party service provider.
Our Interim Chief Information Security Officer and Data Privacy Officer oversee our assessment, prevention, detection and management of cybersecurity risks, and report to our executive team, including our Chief Financial Officer and Chief Legal Officer. Collectively, they have expertise in cybersecurity, privacy law and regulation, and governance, and their teams comprise personnel with a broad range of experience across the private and public sectors, the technology industry, and in different geographic regions. Our Interim Chief Information Security Officer has over 30 years of experience in multiple business verticals and has led security organizations and managed global practices for Fortune 500 technology companies.
Our security team follows a documented incident response process, which we are continuing to evaluate and enhance. Pursuant to this process, incidents which may result in economic loss to the company, reputational harm or require notifications to individuals or government authorities are reported

Table of Contents	Unity Software Inc.
to relevant members of our executive team. Our Interim Chief Information Security Officer also provides a regular summary of significant investigations to our Chief Financial Officer and Chief Legal Officer, as well as our Audit Committee, and our Data Privacy Officer reports on our compliance posture with respect to new and pending laws and regulations periodically as well.
The Audit Committee of our board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. The Audit Committee of our board of directors meets on a quarterly basis with our Interim Chief Information Security Officer about our cybersecurity risk management and strategy, including any significant investigations, and periodically with our Data Privacy Officer about our privacy program.
In 2025, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. Refer to "Item 1A. Risk Factors" for a description of the risks from cybersecurity threats that may materially affect the Company, including the risk factor titled, "If we or the third parties with whom we work experience a security breach or unauthorized parties otherwise obtain access to our customers' data, our data, or our platform, our platform may be perceived as not secure, our reputation may be harmed, our business operations may be disrupted, demand for our solutions may be reduced, and we may incur significant liabilities".
Item 2. Properties
Our corporate headquarters are located in San Francisco, California, where we lease approximately 15,576 square feet of space under a lease that expires in May 2032. Currently, our largest office is located in Tel Aviv, Israel, with approximately 138,693 square feet under a lease that expires in June 2027. Our next largest office is located in Montreal, Canada, with approximately 137,283 square feet under a lease that expires in June 2030. In addition, we maintain offices in various states in the United States, and in various countries in Europe and Asia.
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
Holders of Record
As of December 31, 2025, we had 339 stockholders of record of our common stock, including brokers and other institutions, which hold shares of our common stock on behalf of an indeterminate number of beneficial holders.
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
The performance graph below compares (i) the cumulative total return on our common stock from December 31, 2020 through December 31, 2025 with (ii) the cumulative total return of the S&P 500 Information Technology Index ("SP500-45") and the Nasdaq 100 Technology Sector ("NDXT") Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2020 and the reinvestment of dividends. The performance graph uses the closing market price on December 31, 2020 of $153.47 per share as the initial value of our common stock. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Table of Contents	Unity Software Inc.

Comparison of Five-Year Cumulative Total Return
300
200
100
0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Unity Software Inc.
S&P 500 Information Technology Index
Nasdaq 100 Technology Sector

Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Unity Software Inc.	$100	$93	$19	$27	$15	$29
S&P 500 Information Technology Index	$100	$133	$95	$148	$201	$250
Nasdaq 100 Technology Sector	$100	$127	$76	$127	$136	$169
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
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of 2023 and year-over-year comparisons between

Table of Contents	Unity Software Inc.
fiscal 2024 and 2023 that are not included in this Form 10-K can be found under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that was filed with the SEC on February 21, 2025, and are incorporated by reference herein.
Overview
Unity offers a suite of tools to develop, deploy, and grow games and interactive experiences across all major platforms from mobile, PC, and console, to extended reality (XR).
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions. Starting in the fourth quarter of 2023, we began to reset our product and service offerings to focus on our core businesses, which we refer to as our "Strategic Portfolio": primarily, the Unity Engine and related consumption services, and monetization solutions.
Recent Developments in Our Business
In the year ended December 31, 2025, we had reductions to our workforce and our office footprint, that resulted in approximately $33 million in employee separation costs, and $14 million of non-employee charges associated with these reductions. We will continue to evaluate our facility needs.
For additional details, refer to the section titled "Risk Factors."
Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,849,648	$1,813,255	$2,187,317
Cost of revenue	477,739	480,853	733,722
Gross profit	1,371,909	1,332,402	1,453,595
Operating expenses
Research and development	929,516	924,830	1,053,588
Sales and marketing	652,907	752,649	834,625
General and administrative	268,539	410,072	398,176
Total operating expenses	1,850,962	2,087,551	2,286,389
Loss from operations	(479,053)	(755,149)	(832,794)
Interest expense	(24,007)	(23,542)	(24,580)
Interest income and other income (expense), net	107,862	111,558	59,529
Loss before income taxes	(395,198)	(667,133)	(797,845)
Provision for (benefit from) Income taxes	6,295	(2,846)	28,477
Net loss	$(401,493)	$(664,287)	$(826,322)

Table of Contents	Unity Software Inc.
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	26	27	34
Gross profit	74	73	66
Operating expenses
Research and development	50	51	48
Sales and marketing	35	41	38
General and administrative	15	23	18
Total operating expenses	100	115	104
Loss from operations	(26)	(42)	(38)
Interest expense	(1)	(1)	(1)
Interest income and other income (expense), net	6	6	2
Loss before income taxes	(21)	(37)	(37)
Provision for (benefit from) Income taxes	1	0	1
Net loss	(22)%	(37)%	(38)%
Revenue
Create Solutions
We generate Create Solutions revenue primarily through our suite of Create Solutions subscriptions inclusive of enterprise support, professional services, and consumption services. Our subscriptions provide customers access to technologies that allow them to edit, run, and iterate interactive, RT3D and 2D experiences that can be created once and deployed to a variety of platforms. Enhanced support services are provided to our enterprise customers and are generally sold separately from the Create Solutions subscriptions. Professional services are provided to our customers which are primarily platform integrations, but also include consulting, training, and custom application and workflow development. Consumption services consist of cloud and hosting services provided to our customers to simplify and enhance the way our users access and harness our solutions.
Grow Solutions
We generate Grow Solutions revenue primarily through our monetization solutions and game publishing services. Our monetization solutions allow publishers, original equipment manufacturers, and mobile carriers to sell available advertising inventory on their mobile applications or hardware devices to advertisers for in-application or on-device placements. Our revenue represents the amount we retain from the transaction we are facilitating through our auction and mediation platform. Our game publishing services provide game developers with the infrastructure and expertise to launch their mobile games and manage their growth; this is achieved through marketability testing tools, live games management tools and game design support, and optimizing the implementation of the customer's commercial model. Through these publishing services, we generate revenue from in-app advertising and related purchases in published games.

Table of Contents	Unity Software Inc.
Our total revenue is summarized as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Create Solutions	$621,409	$613,966	$859,174
Grow Solutions	1,228,239	1,199,289	1,328,143
Total revenue	$1,849,648	$1,813,255	$2,187,317
Total revenue increased in the year ended December 31, 2025, compared to the comparable prior year period, primarily due to an increase in Grow Solutions revenue driven by migrating one of our advertising networks, which we call the "Unity Ad Network", to our new AI Platform, which we call “Unity Vector”, partially offset by decreases in our other advertising network, which we call the "IronSource Ad Network". As a result of these changes the Unity Ad Network and IronSource Ad Network represent 56% and 11%, respectively, of total Grow Solutions revenue for the fourth quarter of 2025.
The increase in total revenue was further driven by an increase in Create Solutions revenue, driven by increases in subscription revenue, offset by decreases in consumption services revenue, driven by our portfolio reset.
Included in revenue in the years ended December 31, 2025 and 2024, are approximately $28 million and $90 million, respectively, of revenue associated with the non-strategic portfolio, primarily in Create Solutions, generated mainly in North America and Europe.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of personnel costs (including salaries, benefits, and stock-based compensation) for employees and subcontractors associated with our product support and professional services organizations, hosting expenses, the amortization of intangible assets, and direct costs associated with our advertising offerings.
Gross profit, or revenue less cost of revenue, has been and will continue to be affected by various factors, including our product mix, the costs associated with third-party hosting services and the extent to which we expand and drive efficiencies in our hosting costs, professional services, and customer support organizations. We expect our gross profit to increase in absolute dollars in the long term, but to fluctuate from period to period as a percentage of revenue.
Cost of revenue for the year ended December 31, 2025 was roughly flat, compared to the comparable prior year period, due to a decrease in personnel costs, driven by our reductions in headcount, offset by an increase in hosting and other direct costs to support the revenue growth in our advertising networks.
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

Table of Contents	Unity Software Inc.
Further, during 2025 we had additional workforce reductions. In the year ended December 31, 2025, we incurred incremental employee separation costs related to these actions of approximately $33 million, primarily within research and development, and sales and marketing. In addition, we incurred approximately $14 million of non-employee charges associated with this restructuring in 2025.
Additionally, starting in the third quarter of 2025 we revised down our estimate of the remaining useful life of certain intangible assets, due to those assets no longer being actively developed or planned for incorporation into future Unity offerings. These intangible assets primarily arose from our acquisition of Wētā FX Limited, and their useful lives were reduced from four to seven years, down to one to three years. This change in estimate increased the amortization expense in our consolidated financial statements by $77 million for the year ended December 31, 2025, primarily in research and development expense.
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
Research and development expense for the year ended December 31, 2025 was roughly flat, compared to the comparable prior year period, due to a decrease in personnel costs driven by our reductions in headcount, offset by an increase in amortization costs from the change in useful lives of certain intangible assets.
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
Sales and marketing expense for the year ended December 31, 2025 decreased, compared to the comparable prior year period, primarily due to a decrease in personnel costs, driven by our reductions in headcount.
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
General and administrative expense for the year ended December 31, 2025 decreased, compared to the comparable prior year period, primarily due to decreases in personnel-related costs and in impairments of operating lease assets, both driven by lower employee separation costs and reductions in our real estate footprint due to restructuring in 2025.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.

Table of Contents	Unity Software Inc.
Interest expense for the year ended December 31, 2025 increased, compared to the comparable prior year period, due to the amortization of new debt issuance costs from the issuance of the 2030 Notes, partially offset by a reduction in the amortization of debt issuance costs, driven by the repurchase of a portion of the 2026 Notes.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, consists primarily of interest income earned on our cash and cash equivalents, gains on the repurchase of convertible debt, and foreign currency gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Interest income and other income (expense), net, for the year ended December 31, 2025 decreased, compared to the comparable prior year period, primarily due to changes in the amount of gain recognized from the repurchase of convertible debt. In the first quarter of 2024, we recognized $61.4 million of gain on repurchase of convertible debt, compared to $42.7 million in the first quarter of 2025. This decrease was partially offset by gains from foreign exchange.
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
The provision for income taxes for the year ended December 31, 2025 changed as compared to the benefit from income taxes in the comparable prior year period, primarily due to higher earnings in foreign jurisdictions and the absence of a tax benefit recognized in the first quarter of 2024 in connection with our restructuring activities.
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
Adjusted Gross Profit , Adjusted EBITDA, and Adjusted EPS
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

Table of Contents	Unity Software Inc.
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
Adjusted gross profit, adjusted EBITDA, and adjusted EPS have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•they exclude expense associated with our equity compensation plans, although equity compensation has been, and will continue to be, an important part of our compensation strategy;
•adjusted gross profit, adjusted EBITDA, and adjusted EPS excludes the expense of amortization of acquired intangible assets and depreciation of property and equipment, and although these are non-cash expenses, the assets being amortized may have to be replaced in the future and adjusted gross profit, adjusted EBITDA, and adjusted EPS does not reflect cash expenditure for such replacements;
•adjusted EBITDA, and adjusted EPS exclude costs incurred from our acquisitions;
•adjusted gross profit, adjusted EBITDA, and adjusted EPS exclude costs incurred from restructuring activities;
•adjusted EBITDA, and adjusted EPS exclude costs incurred from legal settlements that we anticipate recovering through insurance, and subsequent recoveries of those amounts;
•the expenses and other items that we exclude in our calculation of adjusted gross profit, adjusted EBITDA, and adjusted EPS may differ from the expenses and other items, if any, that other companies may exclude from this measure or similarly titled measures, which reduces their usefulness as comparative measures.

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2025	2024
GAAP gross profit	$1,371,909	$1,332,402
Add:
Stock-based compensation expense	39,103	43,566
Amortization of intangible assets expense	108,399	108,580
Depreciation expense	6,941	9,613
Restructuring and reorganization costs	1,787	15,154
Adjusted gross profit	$1,528,139	$1,509,315
GAAP gross margin	74%	73%
Adjusted gross margin	83%	83%
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2025	2024
GAAP net loss	$(401,493)	$(664,287)
Stock-based compensation expense	380,159	469,128
Amortization of intangible assets expense	418,691	353,371
Depreciation expense	42,253	55,609
Restructuring and reorganization costs	46,781	266,855
Interest expense	24,007	23,542
Interest income and other income (expense), net	(107,862)	(111,558)
Provision for (benefit from) income taxes	6,295	(2,846)
Adjusted EBITDA	$408,831	$389,814

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of adjusted EPS to diluted net loss per share attributable to Unity Software Inc., the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2025	2024
GAAP net loss	$(401,493)	$(664,287)
Stock-based compensation expense	380,159	469,128
Amortization of intangible assets expense	418,691	353,371
Depreciation expense	42,253	55,609
Restructuring and reorganization costs	46,781	266,855
Income tax impact of adjusting items	(94,907)	(111,073)
Adjusted net income used for calculation of adjusted EPS, before impact of dilutive instruments	$391,484	$369,603
Increase from forgone financing costs on dilutive convertible notes, net of tax	18,729	18,226
Adjusted net income used for calculation of adjusted EPS, including impact of dilutive instruments	$410,213	$387,829

Weighted-average common shares used in GAAP diluted net loss per share attributable to Unity Software Inc.	420,914	395,951
Convertible notes	38,672	24,766
Stock options and PVOs	6,136	11,197
Unvested RSUs, PVUs, and PSUs	8,945	4,820
ESPP	138	214
Non-GAAP weighted-average common shares used in adjusted EPS	474,805	436,948

GAAP diluted net loss per share attributable to Unity Software Inc.	$(0.96)	$(1.68)
Total impact on diluted net loss per share attributable to Unity Software Inc. from non-GAAP adjustments	$1.89	$2.61
Total impact on diluted net loss per share attributable to Unity Software Inc. from antidilutive common stock now included	$(0.07)	$(0.04)
Adjusted EPS	$0.86	$0.89
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

Table of Contents	Unity Software Inc.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Year Ended
	December 31,
	2025	2024
Net cash provided by operating activities	$422,955	$315,553
Less:
Purchases of property and equipment	(19,024)	(29,549)
Free cash flow	$403,931	$286,004

Net cash used in investing activities	$(24,024)	$(42,409)
Net cash provided by (used in) financing activities	$110,091	$(338,307)
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $2.1 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in time deposits and in government money market funds.
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
In the first quarter of 2025 we issued $690 million in aggregate principal amount of the 2030 Notes, the proceeds of which were used to fund repurchases of outstanding 2026 Notes. We previously issued $1.7 billion in aggregate principal amount of the 2026 Notes in November 2021, of which $688 million in aggregate principal amount was repurchased in first quarter 2025 for $642 million, and $480 million in aggregate principal amount was repurchased in March 2024 for $415 million. We also previously issued $1.0 billion in aggregate principal amount of the 2027 Notes. See Note 9, "Borrowings," for additional discussion of the Notes.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $4.1 billion as of December 31, 2025. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditures for at least the next 12 months, including our current intent to settle the principal amount of the 2026 Notes with cash upon maturity in November 2026. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions. Our future capital requirements, however, will depend on many factors, including our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued need to invest in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary offerings, teams and

Table of Contents	Unity Software Inc.
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
Our changes in cash flows were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$422,955	$315,553	$234,700
Net cash provided by (used in) investing activities	(24,024)	(42,409)	44,040
Net cash provided by (used in) financing activities	110,091	(338,307)	(174,015)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	27,398	(11,223)	(6,146)
Net change in cash, cash equivalents, and restricted cash	$536,420	$(76,386)	$98,579
Cash Provided by Operating Activities
During the year ended December 31, 2025, net cash provided by operating activities was primarily due to a decrease in our net loss, adjusted for certain non-cash items, which include depreciation and amortization, stock-based compensation, gain on convertible notes, impairments, and other, and to a lesser extent, an increase in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the year ended December 31, 2025, net cash used in investing activities consisted primarily of purchases of property and equipment.
Cash Provided by Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities consisted of proceeds from issuance of convertible notes, and the issuance of common stock upon exercise of stock options and purchase of ESPP shares, offset by repayments of convertible notes and the purchase of capped calls.
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
The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Table of Contents	Unity Software Inc.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unity Software Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2026 expressed an unqualified opinion thereon.
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
February 11, 2026

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,055,840	$1,517,672
Accounts receivable, net	643,611	573,884
Prepaid expenses and other	113,012	133,795
Total current assets	2,812,463	2,225,351
Property and equipment, net	68,289	98,819
Goodwill	3,166,304	3,166,304
Intangible assets, net	650,544	1,066,235
Other assets	140,006	180,698
Total assets	$6,837,606	$6,737,407
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,981	$13,948
Accrued expenses and other	299,541	294,951
Publisher payables	431,494	394,284
Deferred revenue	224,405	186,304
Current portion of convertible notes	556,451	—
Total current liabilities	1,525,872	889,487
Convertible notes	1,678,899	2,238,922
Long-term deferred revenue	14,038	16,846
Other long-term liabilities	122,660	165,004
Total liabilities	3,341,469	3,310,259
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests	252,637	230,627
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 432,860 and 409,393	2	2
Additional paid-in capital	7,378,295	6,936,038
Accumulated other comprehensive loss	(2,156)	(9,425)
Accumulated deficit	(4,138,709)	(3,735,944)
Total Unity Software Inc. stockholders' equity	3,237,432	3,190,671
Noncontrolling interest	6,068	5,850
Total stockholders' equity	3,243,500	3,196,521
Total liabilities and stockholders' equity	$6,837,606	$6,737,407
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,849,648	$1,813,255	$2,187,317
Cost of revenue	477,739	480,853	733,722
Gross profit	1,371,909	1,332,402	1,453,595
Operating expenses
Research and development	929,516	924,830	1,053,588
Sales and marketing	652,907	752,649	834,625
General and administrative	268,539	410,072	398,176
Total operating expenses	1,850,962	2,087,551	2,286,389
Loss from operations	(479,053)	(755,149)	(832,794)
Interest expense	(24,007)	(23,542)	(24,580)
Interest income and other expense, net	107,862	111,558	59,529
Loss before income taxes	(395,198)	(667,133)	(797,845)
Provision for (benefit from) Income taxes	6,295	(2,846)	28,477
Net loss	(401,493)	(664,287)	(826,322)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	1,272	(173)	(4,311)
Net loss attributable to Unity Software Inc.	$(402,765)	$(664,114)	$(822,011)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.96)	$(1.68)	$(2.16)
Weighted-average shares used in computation of basic and diluted net loss per share	420,914	395,951	380,457
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(401,493)	$(664,287)	$(826,322)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	9,201	(5,544)	(4,556)
Change in unrealized gains on derivative instruments	—	—	289
Other comprehensive income (loss)	9,201	(5,544)	(4,267)
Comprehensive loss	$(392,292)	$(669,831)	$(830,589)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	1,272	(173)	(4,311)
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	1,932	(1,128)	(949)
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests	3,204	(1,301)	(5,260)
Comprehensive loss attributable to Unity Software Inc.	$(395,496)	$(668,530)	$(825,329)
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

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

	Year Ended December 31, 2024
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

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)

	Year Ended December 31, 2025
				Accumulated		Total
			Additional	Other		Unity
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2024	409,392,524	$2	$6,936,038	$(9,425)	$(3,735,944)	$3,190,671	$5,850	$3,196,521
Issuance of common stock from employee equity plans	10,378,326		119,454			119,454		119,454
Issuance of common stock for settlement of RSUs	13,089,091					—		—
Purchase of capped calls			(44,436)			(44,436)		(44,436)
Stock‑based compensation expense			386,263			386,263		386,263
Net loss					(402,765)	(402,765)	86	(402,679)
Adjustments to redeemable noncontrolling interest			(19,024)			(19,024)		(19,024)
Other comprehensive income				7,269		7,269	132	7,401
Balance at December 31, 2025	432,859,941	$2	$7,378,295	$(2,156)	$(4,138,709)	$3,237,432	$6,068	$3,243,500
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(401,493)	$(664,287)	$(826,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	460,944	408,980	563,916
Stock-based compensation expense	385,214	596,249	648,696
Gain on repayment of convertible note	(42,744)	(61,371)	—
Impairment of property and equipment	5,882	22,791	—
Other	(3,683)	23,309	24,613
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(69,078)	37,359	21,791
Prepaid expenses and other	24,071	(11,203)	20,314
Other assets	33,819	(2,746)	45,047
Accounts payable	(545)	742	(6,313)
Accrued expenses and other	4,361	(6,671)	(21,069)
Publisher payables	37,210	9,170	(60,509)
Other long-term liabilities	(44,825)	(47,963)	(47,245)
Deferred revenue	33,822	11,194	(128,219)
Net cash provided by operating activities	422,955	315,553	234,700
Investing activities
Purchases of short-term investments	—	—	(212)
Proceeds from principal repayments and maturities of short-term investments	—	—	102,673
Purchases of non-marketable investments	(2,000)	—	(2,500)
Purchases of intangible assets	(3,000)	(12,860)	—
Purchases of property and equipment	(19,024)	(29,549)	(55,921)
Net cash provided by (used in) investing activities	(24,024)	(42,409)	44,040
Financing activities
Proceeds from issuance of convertible notes	690,000	—	—
Purchase of capped calls	(44,436)	—	—
Payment of debt issuance costs	(13,236)	—	—
Repayments of convertible note	(641,691)	(414,999)	—
Repurchase and retirement of common stock	—	—	(250,000)
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	119,454	76,692	75,985
Net cash provided by (used in) financing activities	110,091	(338,307)	(174,015)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	27,398	(11,223)	(6,146)
Increase (decrease) in cash, cash equivalents, and restricted cash	536,420	(76,386)	98,579
Cash, cash equivalents, and restricted cash, beginning of period	1,527,881	1,604,267	1,505,688
Cash, cash equivalents, and restricted cash, end of period	$2,064,301	$1,527,881	$1,604,267

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,000	$20,000	$20,389
Cash paid for income taxes, net of refunds	$10,589	$26,363	$22,471
Cash paid for operating leases	$46,328	$49,974	$42,905
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$18,555	$24,459	$43,831
See accompanying Notes to Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies
Description of Business
We offer a suite of tools across all major platforms from mobile, PC, and console, to extended reality (XR).
We are headquartered in San Francisco, California and have operations in the United States and various other international locations.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates are used for, but not limited to, revenue recognition, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the fair value of stock-based compensation, the fair value of redeemable noncontrolling interests, and the useful lives of long lived assets. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
We review the useful lives of assets with a finite life on a recurring basis. Effective July 1, 2025, we revised our estimate of the remaining useful life for certain intangible assets from four to seven years, down to one to three years. These assets are included in “Intangible assets, net” on our consolidated balance sheets, are primarily “developed technology” within intangible assets, and primarily relate to assets arising from our acquisition of Wētā FX Limited in 2021. The shortened useful lives are due to certain assets no longer being actively developed and the absence of currently established plans for incorporation into future Unity offerings. The effect of this change in estimate for the year ended December 31, 2025, was an increase in amortization expense and decrease in operating income of approximately $77 million, an increase in net loss of approximately $61 million, and an increase in our basic and diluted net loss per share of approximately $0.15 per share.
Employee Separation and Restructuring Costs
In the year ended December 31, 2025, we incurred incremental employee separation costs of approximately $33 million, primarily within sales and marketing and research and development. In the year ended December 31, 2024, we incurred incremental employee separation costs of approximately $214 million, which included $127 million of incremental stock-based compensation. Of the incremental employee separation costs we incurred in the year ended December 31, 2024, $15 million are within cost of revenue, $48 million are within research and development, $58 million are within sales and marketing, and $93 million are within general and administrative. Additionally, for the year ended December 31, 2025

Table of Contents	Unity Software Inc.
and 2024, we incurred $14 million and $53 million, respectively, of other restructuring costs, primarily related to office closures.
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
Create Solutions
Create Solutions are a combination of software and services that enable customers to edit, run, and iterate interactive, real-time 2D and 3D experiences. Revenue is primarily derived from Create Solution Subscriptions, Enterprise Support, Professional services, and Consumption services.
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
Grow Solutions
Grow Solutions revenue primarily consists of advertising services provided through our monetization solutions that allow publishers, which include mobile application developers, original equipment manufacturers ("OEM") and mobile carriers to sell available advertising inventory on their mobile applications or hardware devices to advertisers for in-app or on-device placements. We present revenue on a net basis for sales where we are facilitating the transaction between advertisers and publishers and do not have control over in-app or on-device placement. In these cases the publisher is our customer. We present revenue on a gross basis for advertising sales where we are the publisher and have control of the in-app or on-device placement. Advertising revenue is recognized at a point in time when the agreed upon action is completed or when the advertisement is displayed to users.
Cost of Revenue
Cost of revenue for the delivery of software services, professional services, and advertising consists primarily of hosting expenses, personnel costs (including salaries, stock-based compensation, and benefits) for employees associated with our product support and professional services organizations, fees paid to mediation platforms, credit card fees, third-party license fees, payments to developers where we are the publisher, and allocated shared costs, including facilities, IT, and security costs, as well as amortization of related capitalized software costs and depreciation of related property and equipment and amortization of acquired intangible assets.

Table of Contents	Unity Software Inc.
Stock-Based Compensation
Stock-based compensation expense related to our employees and non-employee directors is calculated based on the fair value on the grant date. For restricted stock units ("RSUs"), fair value is based on the closing price of our common stock on the grant date. For performance-based restricted stock units ("PSUs"), fair value is based on the closing price of our common stock on the day the performance goals are set for each tranche of the award.
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
We recognize stock-based compensation expense for RSUs, stock options, PVOs, PVUs, and PSUs on a straight-line basis, typically over the requisite service period of the entire award, generally, a vesting period of one to four years. We recognize stock-based compensation expense related to the 2020 ESPP on a straight-line basis over the offering period. We do not estimate forfeitures but instead account for them as they occur.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Our cash equivalents include money market funds and time deposits.
As of December 31, 2025 and 2024, restricted cash was $8.5 million and $10.2 million, respectively. Restricted cash consists of secured letters of credit issued in connection with our operating leases and other amounts held in escrow. Restrictions typically lapse at the end of the lease term, and restricted cash is classified as current or non-current based on the remaining term of the restriction.
Accounts Receivable
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our consolidated statements of operations. As of December 31, 2025 and 2024, the allowance for uncollectible amounts was $10.9 million and $17.3 million, respectively. For the years ended December 31, 2025 and 2024, the provision for uncollectible amounts was $2.7 million and $7.7 million, respectively.

Table of Contents	Unity Software Inc.
Credit Risk and Concentrations
Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. We place our domestic and foreign cash and cash equivalents, with large, creditworthy financial institutions. Balances in these accounts may exceed federally insured limits at times.
In general, we do not require our customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs credit evaluations of our customers’ financial condition, as warranted, and continually analyzes the allowance for doubtful accounts, which we maintain based upon the expected collectability of accounts receivable.
As of December 31, 2025 and 2024, no individual customer represented 10% or more of the aggregate receivables. For the years ended December 31, 2025, 2024, and 2023, no individual customer represented 10% or more of total revenue.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Our other comprehensive loss includes unrealized gains and losses on derivative instruments, and foreign currency translation adjustment.
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

Table of Contents	Unity Software Inc.
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
Capitalized Software Costs and Software Implementation Costs
We capitalize implementation costs incurred in our cloud computing service arrangements related to enterprise software solutions ("capitalized implementation costs") and costs associated with customized internal‑use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll‑related expenses for employees, who are directly associated with the development of the applications. We capitalize such costs during the application development stage, which begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Capitalized software costs are amortized on a straight-line basis over their estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Capitalized implementation costs are expensed over the term of the hosting arrangement, which is the fixed, non-cancellable term of the arrangement, plus any reasonably certain renewal periods.
Capitalized software costs are included in property and equipment, net, on the consolidated balance sheets. The amount of capitalized software costs was $13.3 million and $33.2 million, respectively, during the years ended December 31, 2025 and 2024. The closing amount of capitalized software costs on the balance sheet was $40.1 million and $56.2 million, respectively, as of December 31, 2025 and 2024.
The current portion of capitalized implementation costs are included in prepaid expenses on the consolidated balance sheets, and the non-current portion of capitalized implementation costs are included in other assets on the consolidated balance sheets. The amount of capitalized implementation costs was not material for the years ended December 31, 2025 and 2024.
The costs to develop software that is marketed externally consist of payroll and payroll related costs for employees, who are directly associated with the development of the software. We capitalize such costs when technological feasibility is established and a working model is complete through the point of general release. All costs outside of this window are charged to research and development expense. The amount of costs capitalized for software developed for external use was not material for the years ended December 31, 2025 and 2024.
Impairment Analysis
We evaluate intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these

Table of Contents	Unity Software Inc.
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
During the years ended December 31, 2025 and 2024, we recorded $3.8 million and $16.2 million of impairment charges on operating lease assets, respectively, and during the years ended December 31, 2025 and 2024 we recorded $5.9 million and $22.8 million of impairment charges on property and equipment, respectively. These charges were primarily within general and administrative, and related to closures of corporate offices. The fair values of these assets were determined using active market prices. Apart from those operating lease asset, and property and equipment impairments, there were no material impairments of capitalized software costs, capitalized implementation costs, intangible assets, goodwill, or other long-lived assets during the years ended December 31, 2025, 2024, and 2023.
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

Table of Contents	Unity Software Inc.
rate on the balance sheet date. Revenue and expenses denominated in a foreign currency are translated at the relevant daily exchange rates. Equity transactions denominated in a foreign currency are translated using historical exchange rates. For a foreign subsidiary where the local currency is the functional currency, adjustments to translate those statements into U.S. dollars are recorded in accumulated other comprehensive loss in stockholders’ equity.
Goodwill and Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Intangible assets, with the exception of certain contractual relationships, which have a finite life are amortized on a straight-line basis over their estimated useful lives, which typically range from two to six years. Certain contractual relationships are amortized using an accelerated method of amortization, which reflects the pattern in which the economic benefits from the intangible assets are expected to be recognized.
On an annual basis, we evaluate the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining amortization period. During the year ended December 31, 2025, we revised our estimate of the remaining useful life for certain intangible assets from four to seven years, down to one to three years. See "Use of Estimates" section earlier in this note for more details. No material changes to the useful lives of our intangible assets were deemed necessary during the years ended December 31, 2024, and 2023 based on management's evaluation.
Warranties and Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement, and the maximum potential amount of future indemnification payments may not be subject to a cap. As of December 31, 2025 and 2024, there were no known events or circumstances that have resulted in a material indemnification liability to us, and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
We generally do not offer warranties for our software products. With certain customers, we will warrant that our software products will operate without material error and/or substantially in conformity with product documentation. We have not experienced any warranty claims to date, and no liabilities have been recorded as of December 31, 2025 and 2024.
Advertising Costs
Advertising costs are expensed as incurred as a component of sales and marketing expense in the consolidated statements of operations. Advertising expense was approximately $8.2 million, $10.1 million, and $12.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued a new Accounting Standards Update ("ASU 2023-09") amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. We adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 13 "Income Taxes" for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued a new Accounting Standards Update ("ASU 2024-03") amending the existing disclosure requirement for expenses within Statement of Operations, primarily

Table of Contents	Unity Software Inc.
requiring more disaggregated disclosure for certain costs and expenses on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted and can be applied on either a prospective or retroactive basis. We are currently evaluating ASU 2024-03 to determine its impact on our expense disclosures.
In July 2025, the FASB issued a new Accounting Standards Update ("ASU 2025-05") amending the guidance around estimation of credit losses on current accounts receivable and current contract assets to allow entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted and should be applied on a prospective basis. We are currently evaluating ASU 2025-05 to determine its impact on our financial statements.
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
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Year Ended December 31,
	2025	2024	2023
Create Solutions	$621,409	$613,966	$859,174
Grow Solutions	1,228,239	1,199,289	1,328,143
Total revenue	$1,849,648	$1,813,255	$2,187,317
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$518,319	$530,387	$564,358
Greater China (1)	333,571	258,872	254,551
EMEA (2)	601,430	643,872	756,214
APAC (3)	349,018	329,907	558,810
Other Americas (4)	47,310	50,217	53,384
Total revenue	$1,849,648	$1,813,255	$2,187,317
(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA").
(3)    Asia-Pacific, excluding Greater China ("APAC").
(4)    Canada and Latin America ("Other Americas").
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of December 31, 2025, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $5.4 million and $2.8 million, respectively. As of December 31, 2024, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $6.5 million and $5.4 million, respectively.

Table of Contents	Unity Software Inc.
During the years ended December 31, 2025 and 2024, we recorded amortization costs of $7.2 million and $8.9 million, respectively, in sales and marketing expenses. We did not incur any impairment losses for the years ended December 31, 2025 and 2024.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $15.8 million and $20.5 million as of December 31, 2025 and 2024, respectively. The long term portion of those unbilled receivables was included in other long-term assets on our consolidated balance sheets, and was not material as of December 31, 2025 and 2024.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the year ended December 31, 2025 that was included in the deferred revenue balances at January 1, 2025 was $176 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of December 31, 2025 were $494 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $225 million or 46% of this revenue during the next 12 months.
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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2025	December 31, 2024
	Fair Value (1)
Cash	$708,788	$995,802
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$8,461	$10,209
Money market funds	469,017	327,333
Time deposits	878,035	194,537
Total restricted cash and cash equivalents	$1,355,513	$532,079
Total cash, cash equivalents, and restricted cash	$2,064,301	$1,527,881
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
There were no material realized or unrealized gains or losses, either individually or in the aggregate, during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, we sold the remainder of our short-term investments.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of December 31, 2025 and December 31, 2024, such equity investments totaled $35.0 million and $33.0 million, respectively. No material adjustments to the carrying value of these equity investments were recorded for the years ended December 31, 2025 and 2024.
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

Table of Contents	Unity Software Inc.
The results of Unity China are included in our consolidated financial statements. The redeemable noncontrolling interests in Unity China are recorded as temporary equity on our consolidated balance sheet.
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$230,627	$225,797	$219,563
Net gain/(loss) attributable to redeemable noncontrolling interests	1,186	(161)	(4,017)
Accretion for redeemable noncontrolling interests	10,535	11,250	15,543
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	10,289	(6,259)	(5,292)
Balance at end of period	$252,637	$230,627	$225,797
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
During the years ended December 31, 2025, 2024, and 2023, we completed no acquisitions.
6. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired in business combinations.
The carrying amount of goodwill as of December 31, 2025, 2024, and 2023 was $3.2 billion.

Table of Contents	Unity Software Inc.
Intangible Assets, Net
The following tables present details of our intangible assets, excluding goodwill (in thousands, except for weighted-average useful life):

	As of December 31, 2025
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	2.2	$1,170,736	$(655,282)	$515,454
Customer relationships	0.9	570,000	(449,055)	120,945
Trademark	0.9	54,400	(40,255)	14,145
Total intangible assets	1.9	$1,795,136	$(1,144,592)	$650,544

	As of December 31, 2024
	Weighted-Average Useful Life (1) (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.1	$1,233,046	$(473,303)	$759,743
Customer relationships	1.9	593,240	(327,320)	265,920
Trademark	2.3	106,100	(65,528)	40,572
Total intangible assets	4.2	$1,932,386	$(866,151)	$1,066,235
(1)    Based on weighted-average useful life remaining.
The following table presents the amortization of finite-lived intangible assets included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$418,691	$353,371	$515,489
As of December 31, 2025, the estimated future amortization of finite-lived intangible assets was as follows (in thousands):

2026	$435,109
2027	122,543
2028	92,892
2029	—
2030	—
Thereafter	—
Total	$650,544

7. Balance Sheet Components
The following tables provide details of selected balance sheet items (in thousands):

	As of
	December 31, 2025	December 31, 2024
Property and equipment, net:
Gross property and equipment
Leasehold improvements	$49,657	$76,862
Software, computers, and other hardware	166,209	149,182
Furniture	22,396	28,652
Capital projects in progress	2,886	14,073
Total gross property and equipment	241,148	268,769
Accumulated depreciation and amortization	(172,859)	(169,950)
Property and equipment, net	$68,289	$98,819
The following table presents the depreciation and amortization of property and equipment included on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization expense	$42,253	$55,609	$48,427
Long-lived Assets, Net, by Geographic Area
The following table presents our long-lived assets, net, disaggregated by geography, which consists of our property and equipment, net, but excludes internally developed software and purchased software (in thousands):

	As of
	December 31, 2025	December 31, 2024
United States	$4,353	$7,522
Canada	8,836	13,505
United Kingdom	4,671	5,413
EMEA, excluding United Kingdom (1)	6,065	9,513
Other (1)	4,142	7,748
Total long-lived assets, net	$28,067	$43,701
(1)    No individual country, other than those disclosed above, exceeded 10% of our total long-lived assets, net, for any period presented.

	As of
	December 31, 2025	December 31, 2024
Accrued expenses and other:
Accrued expenses	$123,120	$124,414
Accrued compensation	75,788	74,040
Income and other taxes payable	100,633	96,497
Accrued expenses and other	$299,541	$294,951

8. Leases
We have operating leases for offices which have remaining lease terms of up to seven years, some of which include options to extend the lease with renewal terms from one to five years. Some leases include an option to terminate the lease for up to five years from the lease commencement date.
Components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Operating lease expense	$31,375	$41,691
Variable lease expense	4,700	6,011
Sublease income	(4,219)	(2,162)
Total lease expense	$31,856	$45,540
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	December 31, 2025	December 31, 2024
Operating lease assets	Other assets	$62,207	$78,562

Current operating lease liabilities	Accrued expenses and other	$28,421	$33,703
Long-term operating lease liabilities	Other long-term liabilities	60,961	81,093
Total operating lease liabilities		$89,382	$114,796
As of December 31, 2025 and December 31, 2024, our operating leases had a weighted-average remaining lease term of 3.8 years and 4.3 years, respectively, and a weighted-average discount rate of 5.0% and 5.4%, respectively.
As of December 31, 2025, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$97,951
Less: imputed interest	8,569
Present value of lease liabilities	$89,382

9. Borrowings
Convertible Notes
In February 2025, we issued an aggregate of $690 million principal amount of 0% convertible senior notes due 2030 (the "2030 Notes"). Proceeds from the issuance of the 2030 Notes were $677 millions, net of debt issuance costs and the cash was used to purchase capped call transactions, and repurchase convertible notes as discussed below. The debt issuance costs are amortized to interest expense using the straight-line method, which approximates the effective interest method.
As of December 31, 2025, we had $2.2 billion of unsecured convertible notes outstanding including $690 million of the 2030 Notes, $1.0 billion issued in November 2022 (the "2027 Notes"), $558 million issued in November 2021 (the "2026 Notes", together with the 2027 Notes and 2030 Notes, the "Notes"). The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of,
	Conversion Rate per $1,000 Principal	Initial Conversion Price	Maturities	Stated Interest Rates	December 31, 2025	December 31, 2024
Convertible notes:
Principal - 2026 Notes	3.2392	$308.72	2026	0.0%	$557,724	$1,245,232
Principal - 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Principal – 2030 Notes	27.6656	$36.15	2030	0.0%	690,000	—
Unamortized debt issuance costs, net					(12,374)	(6,310)
Net carrying amount					$2,235,350	$2,238,922
1)    We entered into capped call transactions in connection with the 2026 and 2030 Notes. The cap price of the capped call transactions relating to the Notes was initially $343.02 and $47.74, respectively, subject to certain adjustments under the terms of the capped call transactions. See below "--Capped Call Transactions."
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $24.0 million and $23.5 million for the years ended December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025, the estimated fair value of the 2030 Notes was approximately $1.0 billion. As of December 31, 2025 and December 31, 2024, the estimated fair value of the 2027 Notes was approximately $1.2 billion and $1.0 billion, respectively, and the estimated fair value of the 2026 Notes was approximately $540 million and $1.1 billion, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2030 Notes and 2026 Notes was based on quoted prices as of that date.
The 2027 Notes may be converted at the election of the holders thereof at any time prior to maturity. The 2026 Notes and 2030 Notes are convertible at the option of the respective holders thereof if a conversion condition applicable to such series of Notes is triggered. During the year ended December 31, 2025, none of the conversion conditions of the 2026 Notes or the 2030 Notes were triggered, and neither the 2026 Notes nor the 2030 Notes were convertible as of December 31, 2025.
Any such conversion of the Notes described above, may be satisfied at our election with either cash, shares of our common stock, or a combination of cash and shares of our common stock. The conversion rates for the Notes are subject to customary adjustments for certain events as described in the relevant indenture governing the Notes.
The Notes are subject to additional terms. In connection with certain corporate events, as described in the indentures governing the Notes, we will increase the conversion rate for a holder of the applicable series of Notes who elects to convert those Notes in connection with the event. Additionally, upon the occurrence of certain corporate events and subject to certain exceptions, as described in the indenture governing the applicable series of Notes, holders of those Notes may require us to repurchase all or a portion of those Notes at a price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest to date. The 2026 Notes and 2030 Notes are also redeemable at our option if certain conditions are met, as described in the indentures governing the 2026 Notes and 2030 Notes respectively.
As of December 31, 2025, no holders of the Notes have exercised the conversion rights, and the if-converted value of the Notes did not exceed the principal amount.
Convertible Note Repurchase
During the first quarter of 2025, and the first quarter of 2024, the Company repurchased in privately negotiated transactions and extinguished a portion of the 2026 Notes, with a total principal balance of $688 million and $480 million, respectively. The aggregate repurchase price for these notes was $642 million and $415 million, respectively, resulting in pre-tax gains of $42.7 million and $61.4 million, respectively, net of the write-off of unamortized issuance costs. These gains were included in Interest income and other income (expense), net, in the consolidated statement of operations.
Capped Call Transactions
We entered into capped call transactions to reduce the potential dilutive effect of the 2026 Notes (the "2026 Capped Call Transactions"), and 2030 Notes (the "2030 Capped Call Transactions," together with the 2026 Capped Call Transactions, the "Capped Call Transactions"), in connection with their pricing. The 2026 Capped Call Transactions, and the 2030 Capped Call Transactions, had net costs of $48.1 million and $44.4 million, respectively, with call options totaling approximately $5.6 million and $19.1 million of our common stock, and with expiration dates ranging from September 18, 2026 to November 12, 2026, and January 15, 2030 to March 13, 2030, respectively. The strike price of the 2026 Capped Call Transactions, and the 2030 Capped Call Transactions are $308.72 and $36.15, respectively, and the cap prices are initially $343.02 and $47.74 per share, respectively, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding, are considered separately exercisable from the 2026 Notes and 2030 Notes, and meet the conditions for equity classification.
10. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of December 31, 2025 (in thousands):

	Total	2026	2027-2028	2029-2030	Thereafter
Operating leases (1)	$105,313	$32,542	$47,953	$17,190	$7,628
Purchase commitments (2)	753,459	251,886	378,285	123,288	—
Convertible note principal and interest (3)	2,287,724	577,724	1,020,000	690,000	—
Total	$3,146,496	$862,152	$1,446,238	$830,478	$7,628
(1)    Operating leases consist of obligations for real estate, including leases that are not yet commenced or reflected on our consolidated balance sheet with future minimum lease payments of $7.4 million. These leases will commence in 2026 with lease terms of approximately seven years.
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
With respect to our outstanding matters, based on current knowledge, we believe that the resolution of such matters will not, either individually or in the aggregate, have a material adverse effect on our business or our consolidated financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.
Letters of Credit
We had $8.5 million and $10.2 million of secured letters of credit outstanding as of December 31, 2025 and 2024, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as other assets and prepaid expenses and other on our consolidated balance sheets.
11. Stockholders' Equity and Employee Compensation Plans
Stockholders' Equity
Employee Compensation Plans
Stock Award Plans
Our stock compensation plans allow us to grant or assume through acquisition stock options and RSUs, including PVOs, PVUs, and PSUs, to employees and non-employee directors.
As of December 31, 2025, we had reserved a total of 91.4 million shares of common stock under our collective compensation plans, of which 53.8 million were available for future grant.
Employee Stock Purchase Plan
We offer an Employee Stock Purchase Plan ("ESPP") that permits employees to purchase shares of our common stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on (i) the first day of an offering or (ii) on the date of purchase. No participant may purchase more than 1,000 shares of common stock in any one offering period. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.
The maximum number of shares of our common stock that may be issued under our 2020 ESPP is 22.6 million shares, of which 18.7 million were available for issuance as of December 31, 2025.
During 2025, we suspended the ESPP program, effective in the first quarter of 2026. As a result of the suspension, no new offering periods will commence after March 2, 2026.
Employee 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. U.S. full-time employees qualify for participation in the plan. Contribution to the plan is under our discretion. For the years ended December 31, 2025, 2024, and 2023, we contributed and expensed $10.1 million, $11.5 million, and $15.0 million, respectively, to the plan.
Defined Contribution Pension Plan
For other operations outside the United States, we have a defined contribution pension plan in some countries. We contribute up to 18% of total salary into the plan annually when employees contribute to the plan. For the years ended December 31, 2025, 2024, and 2023, we contributed and expensed $15.9 million, $19.5 million, and $25.8 million, respectively, to the plan.

Table of Contents	Unity Software Inc.
12. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$39,103	$44,736	$80,213
Research and development	189,676	261,458	290,160
Sales and marketing	71,639	129,037	143,461
General and administrative	84,796	161,018	134,862
Total stock-based compensation expense	$385,214	$596,249	$648,696
Included in the above expenses for the year ended December 31, 2025 and 2024, are $13.0 million and $93.8 million respectively, of incremental stock-based compensation expense from modifications, primarily within general and administrative. These amounts predominately relate to modifications of awards held by departing executives in the fourth quarter of 2025, and the founders of ironSource Ltd. that departed in the first quarter of 2024, respectively.
Unrecognized compensation expense is as follows (in thousands, except for weighted-average remaining vesting period):

	December 31, 2025
	Unrecognized Compensation Expense	Weighted-Average Remaining Vesting Period (In Years)
Outstanding stock options and PVOs	$22,469	2.14
Unvested RSUs and PVUs	$572,033	2.63
ESPP	$1,327	0.17
In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees.
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2023	31,541,466	$19.35	4.79
Granted	3,187,067	$21.65
Exercised	(8,790,694)	$6.20
Forfeited, cancelled, or expired	(2,779,627)	$48.96
Balance as of December 31, 2024	23,158,212	$21.10	4.24
Granted	206,244	$24.72
Exercised	(9,245,255)	$10.90
Forfeited, cancelled, or expired	(1,644,854)	$46.34
Balance as of December 31, 2025	12,474,347	$25.39	4.40
Exercisable as of December 31, 2025	9,915,246	$26.17	3.35
(1)    The intrinsic value is the difference between the estimated fair value of our common stock on December 31, 2025 and the exercise price for in-the-money options.

Table of Contents	Unity Software Inc.
A summary of intrinsic and fair values of our stock options is as follows (in thousands, except fair value amounts):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Aggregate pretax intrinsic value of stock options exercised (1)	$210,329	$155,558	$127,722
Weighted-average grant-date fair value of stock options granted	$16.38	$13.34	$18.64
Fair value of stock options vested	$19,696	$46,933	$68,008
(1)    The intrinsic value is the difference between the estimated fair value of our common stock on the date of exercise and the exercise price for in-the-money options.
Restricted Stock Units
A summary of our restricted stock units ("RSU"), including price-vested units ("PVU"), and performance-based restricted stock units ("PSU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	37,332,551	$38.31
Granted	20,546,590	$19.32
Vested	(14,666,692)	$38.88
Forfeited	(13,199,174)	$36.05
Unvested as of December 31, 2024	30,013,275	$26.03
Granted	15,922,107	$25.81
Vested	(13,002,226)	$28.73
Forfeited	(8,005,434)	$23.85
Unvested as of December 31, 2025	24,927,722	$25.18
The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2025, 2024, and 2023 was $414 million, $330 million, and $448 million, respectively.
Price-Vested Options and Price-Vested Units
The vesting for each of the PVOs and PVUs is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to six and seven years, respectively. The fair value of each PVO and PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. During the year ended December 31, 2025, the price hurdle on 420,000 outstanding PVOs was met, resulting in those units vesting. No other outstanding options or units, which had not already met their price hurdle in a prior period, attained their price hurdle in this period.
Performance-Based Restricted Stock Units
Starting in the first quarter of 2025, we have issued PSUs to certain executives as part of their compensation. The vesting for each PSU is subject to the fulfillment of both a service period of three years, and the level of achievement of certain performance goals (revenue and EBITDA metrics), over three annual performance periods ("tranche"). These goals are set as a range of target outcomes, in the first quarter of each year, and can be attained at a rate between 0% and 150%, based on where in the range the final results fall. The fair value of each PSU is estimated separately for each tranche of the award, using the closing price of Unity's common stock on the day the performance goals are set for that

Table of Contents	Unity Software Inc.
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
Fair Value Assumptions
The calculated grant-date fair value of stock options, PVUs, and PVOs granted, were estimated using the Black-Scholes option-pricing model for stock options, and a Monte Carlo stimulation for the PVUs and PVOs, with the following assumptions:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Expected dividend yield	—	—	—
Risk-free interest rate	4.1%	3.5% - 4.4%	3.8% - 4.9%
Expected volatility	69.5%	60.0% - 68.0%	54.7% - 65.8%
Expected term (in years)	6.25	6.25 - 10.00	6.25
Fair value of underlying common stock	$24.72	$15.60 - $26.89	$28.13 - $39.29
Employee Stock Purchase Plan
The fair value of shares offered under our ESPP was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	—	—	—
Risk-free interest rate	4.0% - 4.3%	4.9% - 5.3%	5.2% - 5.5%
Expected volatility	72.4% - 73.4%	49.3% - 56.0%	65.9% - 94.5%
Expected term (in years)	0.50	0.50	0.50
Grant-date fair value per share	$9.26 - $14.03	$4.82 - $9.11	$12.44 - $12.65
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Shares issued under the ESPP	1,133,071	1,161,604	1,064,463
Weighted-average price per share issued	$16.50	$19.13	$25.56
13. Income Taxes
Loss before provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(420,193)	$(517,547)	$(900,325)
Foreign	24,995	(149,586)	102,480
Total	$(395,198)	$(667,133)	$(797,845)

Table of Contents	Unity Software Inc.
The components of the provision for income taxes consists of the following for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$1,504	$4,063	$3,393
State	(308)	1,022	584
Foreign	27,249	17,748	29,502
Total current tax expense	28,445	22,833	33,479
Deferred:
Federal	3,406	(421)	5,184
State	—	861	(3,749)
Foreign	(25,556)	(26,119)	(6,437)
Total deferred tax benefit	(22,150)	(25,679)	(5,002)
Total tax provision (benefit)	$6,295	$(2,846)	$28,477

Table of Contents	Unity Software Inc.
Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the provision for (benefit from) income taxes for the year ended December 31, 2025, is as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	$	%
U.S. federal statutory tax rate	$(82,992)	21.00%
Changes in income taxes resulting from:
State and local income taxes, net of federal benefit (1)	(308)	0.08%
Foreign tax effects
Israel
Incentive tax rate	15,089	(3.82)%
Other	(4,905)	1.24%
Denmark
Changes in valuation allowance	(16,142)	4.08%
Other	(2,357)	0.60%
United Kingdom
Foreign currency exchange	5,695	(1.44)%
Other	(11,093)	2.81%
Other foreign jurisdictions	13,430	(3.41)%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	1,323	(0.33)%
Tax Credits
Research & Development Credits	(7,146)	1.81%
Changes in valuation allowances	104,386	(26.41)%
Nontaxable or nondeductible items
Stock-based compensation	(17,819)	4.51%
Non-deductible compensation	14,365	(3.64)%
Other	(3,462)	0.88%
Changes in unrecognized tax benefits	(1,769)	0.45%
Total tax provision (benefit)	$6,295	(1.59)%
(1)    State taxes in New York and New York City made up the majority (greater than 50%) of the tax effect in this category.

Table of Contents	Unity Software Inc.
Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	$(167,584)	$(138,742)
Changes in income taxes resulting from:
State tax expense, net of federal benefit	1,529	(1,980)
Foreign income taxed at different rates	10,606	1,543
Federal research and development credits	(3,358)	(10,172)
Stock-based compensation	50,954	50,640
Tax effects of restructuring	3,253	(293,435)
Base-erosion and anti-abuse tax	—	—
Change in valuation allowance	90,598	420,846
Other	11,156	(223)
Total tax provision (benefit)	$(2,846)	$28,477
Our income tax provision for the year ended December 31, 2025 was primarily driven by losses that cannot be benefited due to the U.S. valuation allowance and taxable income in certain foreign jurisdictions.
Our income tax provision for the year ended December 31, 2024 was primarily driven by losses that cannot be benefited due to the valuation allowance on U.S., Denmark, U.K., China, and Canada entities, and to a lesser extent, foreign earnings taxed at different tax rates. In addition, we undertook certain tax restructuring efforts during the first quarter of 2024 that enhanced our ability to offset deferred tax liabilities in the U.S. in future periods, thereby partially reducing the need for a valuation allowance.

Table of Contents	Unity Software Inc.
The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are set forth below (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$440,347	$401,330
Tax credits	129,428	119,681
Stock-based compensation	51,376	68,178
Capitalized R&D expenditures	651,267	672,828
Operating lease liabilities	29,601	39,615
Other	68,026	62,340
Gross deferred tax assets	1,370,045	1,363,972
Valuation allowance	(1,264,670)	(1,167,316)
Total deferred tax assets	105,375	196,656
Deferred tax liabilities:
Intangible Asset	(123,225)	(221,869)
Depreciation and Amortization	(11,972)	(21,694)
Operating lease ROU assets	(20,978)	(25,762)
Total deferred tax liabilities	(156,175)	(269,325)
Net deferred tax assets (liabilities), net of valuation allowances	$(50,800)	$(72,669)
1)    Certain prior year amounts have been reclassified to conform to current year presentation.
In the tax years ended December 31, 2025 and 2024, we capitalized certain research and development costs incurred by our U.S. and foreign subsidiaries, which resulted in deferred tax assets of $651 million and $673 million respectively. These deferred tax assets associated with capitalized research and development costs are offset by valuation allowances and future taxable temporary differences.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses, we believe that it is more likely than not that our U.S. federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2025 and 2024, and as such, we have maintained a valuation allowance against such deferred tax assets.
In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. The valuation allowance against our U.S. federal, state and foreign deferred tax assets increased by $97 million and $79 million in the years ended December 31, 2025 and 2024, respectively. The increase in the valuation allowance in the years ended December 31, 2025 and 2024 was primarily related to deferred tax assets for which insufficient positive evidence exists to support their realizability, including NOL carryforwards, capitalized research and development expenses, and credits for research and development.
Our NOL carryforwards for U.S. federal, state, and foreign purposes were $685 million, $477 million, and $1.1 billion, respectively, with most of our foreign NOL carryforward balances arising from Denmark and the U.K. jurisdictions. Portions of the U.S. federal and state NOL carryforwards, if not utilized, will begin to expire in 2032 and 2026, respectively. The foreign NOL carryforwards, if not utilized,

Table of Contents	Unity Software Inc.
will not expire. Our U.S. federal and state research and development credit carryforwards were $115 million and $43.9 million, respectively. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2033, while the California credit carryforwards have no expiration. The foreign credit carryforwards, if not utilized, will begin to expire in 2045.
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
We maintain our reinvestment assertion with respect to foreign earnings for the period ended December 31, 2025, which is that all earnings are permanently reinvested for all jurisdictions. Based on our reinvestment assertion and losses from our foreign entities, we have not recorded a liability for the period ended December 31, 2025.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	As of December 31,
	2025	2024	2023
Unrecognized tax benefits, beginning balance	$179,780	$182,515	$176,584
Gross increases for tax positions taken in prior years	379	454	4,215
Gross decreases for tax positions taken in prior years	(3,049)	(11,338)	(8,361)
Gross increases for tax positions taken in current year	5,254	9,001	10,573
Reductions resulting from lapses of statues of limitations	—	(668)	(660)
Foreign exchange gains and losses	377	(184)	164
Unrecognized tax benefits, ending balance	$182,741	$179,780	$182,515
As of December 31, 2025 and 2024, we had $183 million and $180 million, respectively, of gross unrecognized tax benefits, of which $32.4 million and $31.8 million, respectively, would impact the effective tax rate, if recognized. We recognize interest and penalties related to our unrecognized tax benefits within our provision for income taxes. The amount of interest and penalties accrued as of December 31, 2025 and 2024 were $10.9 million and $7.7 million, respectively.
We are subject to taxation in the United States and various other state and foreign jurisdictions. The material jurisdictions in which we are subject to potential examination include the United States, Denmark, and Israel. Our 2012 and subsequent tax years remain open to examination by the Internal Revenue Service. Our 2019 and subsequent tax years remain open to examination in Denmark, Finland, France, and Israel.
The components of the cash paid for (refunded from) income taxes, net, consists of the following for the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
Federal	$580
State	(543)
Foreign	10,552
Total cash paid for income taxes, net of refunds:	$10,589

Table of Contents	Unity Software Inc.
Individual jurisdictions equaling 5% or more of the total cash paid for (refunded from) income taxes, net, for the year ended December 31, 2025 include: Israel $(9.5) million, Denmark $4.1 million, Canada $3.0 million, China $2.6 million, Finland $1.5 million, France $1.4 million, UK $1.3 million, Spain $1.0 million, Japan $1.0 million, India $0.8 million, Korea $0.7 million, U.S. Federal $0.6 million.
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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of December 31,
	2025	2024	2023
Convertible notes	41,348	24,488	26,042
Stock options and PVOs	12,474	23,158	31,541
Unvested RSUs, PVUs, and PSUs	24,928	30,013	37,333
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

Table of Contents	Unity Software Inc.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025.
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable level.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(c) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Unity Software Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Unity Software Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unity Software Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 11, 2026 expressed an unqualified opinion thereon.
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
February 11, 2026

Table of Contents	Unity Software Inc.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name	Title	Action	Adoption/Termination Date	Expiration Date (1)	Aggregate # of Securities to be Purchased/Sold
Shlomo Dovrat	Director	Adoption	November 13, 2025	August 10, 2026	50,000
Matthew Bromberg	President, Chief Executive Officer and Director	Adoption	November 25, 2025	May 26, 2027	100,000
(1)     Each of the plans expire on the respective dates shown, or upon the earlier completion of all authorized transactions under the plans.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Table of Contents	Unity Software Inc.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2025 (the "Proxy Statement").
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
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	333-248255	3.2	September 8, 2023

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-248255	4.1	September 9, 2020

4.3*	Description of the Registrant's Securities

4.4	Indenture, dated as of November 19, 2021, by and between Unity Software Inc. And U.S. Bank National Association, as Trustee	8-K	001-39497	4.1	November 19, 2021

4.5	Form of Global Note, representing Unity Software Inc.’s 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	011-39497	4.2	November 19, 2021
4.6	Indenture, dated as of November 8, 2022, between Unity and U.S. Bank Trust Company, National Association, as trustee	8-K	011-39497	4.1	November 8, 2022

4.7	Form of 2.0% Convertible Senior Note due 2027 (included in Exhibit 4.6)	8-K	011-39497	4.1	November 8, 2022

4.8	Indenture, dated as of February 27, 2025, by and between Unity Software Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39497	4.1	February 27, 2025
4.9	Form of Global Note, representing Unity Software Inc.’s 0% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39497	4.2	February 27, 2025

10.1†	Unity Software Inc. 2009 Stock Plan and related form agreements	10-Q	001-39497	10.1	November 13, 2020

10.2†	Unity Software Inc. 2019 Stock Plan and related form agreements	10-Q	001-39497	10.2	November 13, 2020

10.3†	Unity Software Inc. 2020 Equity Incentive Plan and related form agreements	10-Q	001-39497	10.4	May 7, 2025

10.4†	Unity Software Inc. 2020 Employee Stock Purchase Plan	S-8	333-248255	99.4	September 18, 2020

Table of Contents	Unity Software Inc.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
10.5†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-248255	10.1	September 9, 2020

10.6†*	Amended and Restated Non-Employee Director Compensation Policy

10.7†	Unity Software Inc. Cash Incentive Bonus Plan	S-1	333-248255	10.16	August 24, 2020

10.8	Office Lease, dated November 25, 2015, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, as amended by (i) the First Amendment to Office Lease, dated January 23, 2017, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF, and (ii) the Second Amendment to Office Lease, dated August 1, 2018, by and between 26 Third Street (SF) Owner, LLC, and Unity Technologies SF	S-1	333-248255	10.7	August 24, 2020

10.9	Form of Capped Call Transactions	8-K	001-39497	10.1	November 19, 2021

10.10†	Unity Software Inc. Executive Severance Plan	10-Q	001-39497	10.3	May 9, 2024

10.11†	Offer Letter, dated November 23, 2022, by and between Unity Technologies SF and Anirma Gupta	10-K	001-39497	10.18	February 27, 2023

10.12†	Confirmatory Offer Letter dated January 16, 2024, by and between Unity Technologies SF. and Felix The	10-Q	001-39497	10.4	May 9, 2024

10.13†	Offer Letter by and between Unity Technologies SF and Matthew Bromberg dated April 30, 2024	8-K	001-39497	10.1	May 1, 2024

10.14†	Role Change Letter, by and between Alex Blum and Unity Technologies SF, dated October 29, 2024	8-K	001-39497	10.1	October 30, 2024

10.15†	Offer Letter by and between Unity Technologies SF and Jarrod Yahes dated November 4, 2024	8-K	001-39497	10.1	November 7, 2024

10.16	Registration Rights Agreement, dated as of November 7, 2022, by and among Unity and the holders listed thereto	8-K	001-39497	10.1	November 7, 2022

10.17	Investment Agreement, dated as of July 13, 2022, by and between Unity, Silver Lake Alpine II, L.P., Silver Lake Partners VI, L.P. and Sequoia Capital Fund, L.P.	8-K	001-39497	10.3	July 15, 2022

10.18†	Unity Software Inc. IronSource Share Incentive Plan and related form agreements	10-Q	001-39497	10.5	May 7, 2025

10.19†	CEO Severance Plan	8-K	001-39497	10.2	May 1, 2024

10.20†	Form of Grant Notice and Award Agreement for PVUs	8-K/A	001-39497	10.1	August 21, 2024

10.21†	Unity Software Inc. Key Employee Severance Plan	8-K/A	001-39497	10.2	August 21, 2024

10.22†	Agreement with Anirma Gupta dated November 6, 2025	8-K	001-39497	10.1	November 12, 2025

10.23	Form of Confirmation for Capped Call Transactions	8-K	001-39497	10.1	February 27, 2025

10.24†*	Form of Grant Notice and Award Agreement for PSUs

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

97.1	Executive Clawback Policy	10-K	001-39497	97.1	February 29, 2024

Table of Contents	Unity Software Inc.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Indicates management contract or compensatory plan.

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

UNITY SOFTWARE INC.

Date: February 11, 2026	By:	/s/ Jarrod Yahes
Jarrod Yahes
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Table of Contents	Unity Software Inc.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Bromberg, Jarrod Yahes, and Rebecca Boyden, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Bromberg	President, Chief Executive Officer, and Director	February 11, 2026
Matthew Bromberg	(Principal Executive Officer)

/s/ Jarrod Yahes	Senior Vice President, Chief Financial Officer	February 11, 2026
Jarrod Yahes	(Principal Financial Officer)

/s/ Mark Barrysmith	Chief Accounting Officer	February 11, 2026
Mark Barrysmith	(Principal Accounting Officer)

/s/ James M. Whitehurst	Chair of the Board of Directors	February 11, 2026
James M. Whitehurst

/s/ Roelof Botha	Director	February 11, 2026
Roelof Botha

/s/ Mary Schmidt Campbell	Director	February 11, 2026
Mary Schmidt Campbell, Ph.D.

/s/ Robynne Daly	Director	February 11, 2026
Robynne Daly

/s/ Shlomo Dovrat	Director	February 11, 2026
Shlomo Dovrat

/s/ Egon Durban	Director	February 11, 2026
Egon Durban

/s/ Barry Schuler	Director	February 11, 2026
Barry Schuler

/s/ Keisha Smith	Director	February 11, 2026
Keisha Smith