Form 10-Q
period 2026-03-31
Unity Software Inc.
filed 2026-05-07
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 436,534,997 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended March 31, 2026

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10‑Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. Readers are cautioned that these forward‑looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified and discussed in greater detail in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 11, 2026 and below, under "Part II, Item 1A. Risk Factors."
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,140,861	$2,055,840
Accounts receivable, net	654,003	643,611
Prepaid expenses and other	128,467	113,012
Total current assets	2,923,331	2,812,463
Property and equipment, net	54,314	68,289
Goodwill	3,166,304	3,166,304
Intangible assets, net	262,624	650,544
Other assets	115,168	140,006
Total assets	$6,521,741	$6,837,606
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,648	$13,981
Accrued expenses and other	313,155	299,541
Publisher payables	393,016	431,494
Deferred revenue	229,506	224,405
Current portion of convertible notes	556,810	556,451
Total current liabilities	1,501,135	1,525,872
Convertible notes	1,679,560	1,678,899
Long-term deferred revenue	16,831	14,038
Other long-term liabilities	83,091	122,660
Total liabilities	3,280,617	3,341,469
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	259,168	252,637
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 436,401 and 432,860	2	2
Additional paid-in capital	7,461,858	7,378,295
Accumulated other comprehensive loss	257	(2,156)
Accumulated deficit	(4,486,319)	(4,138,709)
Total Unity Software Inc. stockholders' equity	2,975,798	3,237,432
Noncontrolling interest	6,158	6,068
Total stockholders' equity	2,981,956	3,243,500
Total liabilities and stockholders' equity	$6,521,741	$6,837,606
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$508,238	$435,000
Cost of revenue	351,637	113,957
Gross profit	156,601	321,043
Operating expenses
Research and development	254,425	220,625
Sales and marketing	195,377	162,013
General and administrative	58,212	66,340
Total operating expenses	508,014	448,978
Loss from operations	(351,413)	(127,935)
Interest expense	(6,020)	(5,891)
Interest income and other income (expense), net	3,464	58,111
Loss before income taxes	(353,969)	(75,715)
Provision for (benefit from) Income taxes	(7,042)	2,192
Net loss	(346,927)	(77,907)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	683	(265)
Net loss attributable to Unity Software Inc.	$(347,610)	$(77,642)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.80)	$(0.19)
Weighted-average shares used in computation of basic and diluted net loss per share	434,255	411,852
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(346,927)	$(77,907)
Other comprehensive income, net of taxes:
Change in foreign currency translation adjustment	3,048	1,178
Other comprehensive income	3,048	1,178
Comprehensive loss	(343,879)	(76,729)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	683	(265)
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	635	254
Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	1,318	(11)
Comprehensive loss attributable to Unity Software Inc.	$(345,197)	$(76,718)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2026
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2025	432,859,941	$2	$7,378,295	$(2,156)	$(4,138,709)	$3,237,432	$6,068	$3,243,500
Issuance of common stock from employee equity plans	821,172		11,643			11,643		11,643
Issuance of common stock for settlement of RSUs	2,719,424					—		—
Stock‑based compensation expense			77,223			77,223		77,223
Net loss					(347,610)	(347,610)	47	(347,563)
Adjustments to redeemable noncontrolling interest			(5,303)			(5,303)		(5,303)
Other comprehensive income				2,413		2,413	43	2,456
Balance at March 31, 2026	436,400,537	$2	$7,461,858	$257	$(4,486,319)	$2,975,798	$6,158	$2,981,956

	Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2024	409,392,524	$2	$6,936,038	$(9,425)	$(3,735,944)	$3,190,671	$5,850	$3,196,521
Issuance of common stock from employee equity plans	2,966,829	—	21,611	—	—	21,611	—	21,611
Issuance of common stock for settlement of RSUs	3,047,139	—	—	—	—	—	—	—
Purchase of capped calls	—	—	(44,436)	—	—	(44,436)	—	(44,436)
Stock‑based compensation expense	—	—	99,044	—	—	99,044	—	99,044
Net loss	—	—	—	—	(77,642)	(77,642)	(18)	(77,660)
Adjustments to redeemable noncontrolling interest	—	—	(4,123)	—	—	(4,123)	—	(4,123)
Other comprehensive income	—	—	—	924	—	924	17	941
Balance at March 31, 2025	415,406,492	$2	$7,008,134	$(8,501)	$(3,813,586)	$3,186,049	$5,849	$3,191,898
.
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(346,927)	$(77,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	127,255	96,217
Stock-based compensation expense	77,165	98,790
Gain on repayment of convertible note	—	(42,744)
Impairment of intangible assets	270,506	—
Impairment of property and equipment	8,422	3,470
Impairment of investments	15,000	—
Other	1,469	(218)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(10,196)	21,022
Prepaid expenses and other	(18,398)	(10,602)
Other assets	9,334	10,023
Accounts payable	(5,238)	2,198
Accrued expenses and other	13,960	(21,029)
Publisher payables	(38,478)	(55,155)
Other long-term liabilities	(39,947)	(10,919)
Deferred revenue	7,359	(120)
Net cash provided by operating activities	71,286	13,026
Investing activities
Purchases of property and equipment	(4,829)	(5,718)
Net cash used in investing activities	(4,829)	(5,718)
Financing activities
Proceeds from issuance of convertible notes	—	690,000
Purchase of capped calls	—	(44,436)
Payment of debt issuance costs	—	(13,236)
Repayments of convertible note	—	(641,691)
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	11,643	21,611
Net cash provided by financing activities	11,643	12,248
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,688	4,197
Increase in cash, cash equivalents, and restricted cash	81,788	23,753
Cash, cash equivalents, and restricted cash, beginning of period	2,064,301	1,527,881
Cash, cash equivalents, and restricted cash, end of period	$2,146,089	$1,551,634

Supplemental disclosure of cash flow information:
Cash paid for (refunded from) income taxes, net	$6,313	$(1,736)
Cash paid for operating leases	$8,436	$10,433
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$1,821	$22
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
UNITY SOFTWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Accounting Policies
Basis of Presentation and Consolidation
We prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. The condensed consolidated financial statements include the accounts of Unity Software Inc., its wholly owned subsidiaries, and entities consolidated under the voting interest model. We have eliminated all intercompany balances and transactions. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or other periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2025 Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates are used for, but not limited to, revenue recognition, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the fair value of stock-based compensation, the fair value of redeemable noncontrolling interests, the fair value and useful lives of long-lived assets, and the fair value of equity investments where we use the measurement alternative. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
We evaluate intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In March 2026, we announced we would sunset the ironSource Ads Network, one of our monetization networks, effective April 30, 2026, and engaged a financial advisor to assist with the planned divestiture of our Supersonic game publishing business. Due to this event, we have evaluated the long-lived assets associated with those businesses and determined that the undiscounted cash flows are less than the carrying value of the asset group.
As a result, during the first quarter of 2026 we have recorded $279 million of impairment charges, including $227 million within cost of revenue, and $47 million within sales and marketing expense. These impairment charges reduced our Intangible assets, net by $271 million, including $225 million in "Developed technology" and $46 million in "Customer relationships". The fair values of these assets were determined using a combined discounted cashflow analysis and market approach.
Furthermore as a result of this evaluation, we have revised our estimates of the remaining useful lives for certain assets within the asset group, from two to three years, down to one to two years, effective April 1, 2026. These assets are primarily included in “Intangible assets, net” on our consolidated balance sheets, and are “developed technology” within intangible assets. The shortened useful lives are due to the shortened remaining time that Unity intends to operate these related businesses, as discussed in the above announcement. The effect of this change in estimate for the year ending December 31, 2026, is anticipated to be an increase in amortization expense and decrease in operating income of approximately $8 million.

Table of Contents	Unity Software Inc.
As of March 31, 2026, no assets or liabilities associated with the above events meet the criteria for classification as held-for-sale, as the scope and structure of any proposed transactions remain under evaluation. Accordingly, all related assets and liabilities continue to be classified as held-and-used.
Employee Separation and Restructuring Costs
In connection with our ongoing restructuring efforts, we incurred incremental employee separation costs and other non-employee charges of approximately $7 million in the three months ended March 31, 2026, primarily within research and development, and sales and marketing.
In the three months ended March 31, 2025, we incurred incremental employee separation costs of approximately $14 million, primarily within sales and marketing and research and development. Additionally, for the three months ended March 31, 2025 we incurred $6 million of other restructuring costs, primarily related to office closures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued a new Accounting Standards Update ("ASU 2024-03") amending the existing disclosure requirement for expenses within Statement of Operations, primarily requiring more disaggregated disclosure for certain costs and expenses on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and can be applied on either a prospective or retroactive basis. We are currently evaluating ASU 2024-03 to determine its impact on our expense disclosures.
In September 2025, the FASB issued a new Accounting Standards Update ("ASU 2025-06") amending existing internal-use software guidance, changing the timing and thresholds for capitalizing these software costs. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective, modified, or retrospective basis. We are currently evaluating ASU 2025-06 to determine its impact on our financial statements.
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended March 31,
	2026	2025
Create Solutions	$156,647	$150,378
Grow Solutions	351,591	284,622
Total revenue	$508,238	$435,000
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$134,771	$126,288
Greater China (1)	100,590	65,202
EMEA (2)	162,203	152,500
APAC (3)	98,198	80,081
Other Americas (4)	12,476	10,929
Total revenue	$508,238	$435,000
(1)    Greater China includes China, Hong Kong, and Taiwan.

Table of Contents	Unity Software Inc.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the allowance for uncollectible amounts was $10.2 million and $10.9 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of March 31, 2026, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $4.9 million and $2.4 million, respectively. As of December 31, 2025, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $5.4 million and $2.8 million, respectively.
During the three months ended March 31, 2026, we recorded amortization costs of $1.6 million in sales and marketing expenses, as compared to $1.9 million during the three months ended March 31, 2025. We did not incur any impairment losses for the three months ended March 31, 2026 and 2025.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $15.3 million and $15.8 million as of March 31, 2026 and December 31, 2025, respectively. The long term portion of those unbilled receivables was included in other long-term assets on our consolidated balance sheets, and was not material as of March 31, 2026 and December 31, 2025.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the three months ended March 31, 2026 that was included in the deferred revenue balances at January 1, 2026 was $95 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of March 31, 2026, were $526 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $239 million or 45% of this revenue during the next 12 months.
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

Table of Contents	Unity Software Inc.
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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2026	December 31, 2025
	Fair Value (1)
Cash	$552,402	$708,788
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$5,228	$8,461
Money market funds	621,610	469,017
Time deposits	966,849	878,035
Total restricted cash and cash equivalents	$1,593,687	$1,355,513
Total cash, cash equivalents, and restricted cash	$2,146,089	$2,064,301
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of March 31, 2026 and December 31, 2025, such equity investments totaled $20.0 million and $35.0 million, respectively. We recorded a $15.0 million impairment charge related to the wind down of a single investment, during the three months ended March 31, 2026. No other adjustments to the carrying value of these equity investments were recorded during the three months ended March 31, 2026, and 2025.
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
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$252,637	$230,627
Net gain/(loss) attributable to redeemable noncontrolling interests	636	(247)
Accretion for redeemable noncontrolling interests	2,442	3,035
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	3,453	1,325
Balance at end of period	$259,168	$234,740

Table of Contents	Unity Software Inc.
5. Leases
We have operating leases for offices, which have remaining lease terms of up to seven years.
Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$6,860	$7,428
Variable lease expense	1,213	1,273
Sublease income	(1,744)	(697)
Total lease expense	$6,329	$8,004
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	March 31, 2026	December 31, 2025
Operating lease assets	Other assets	$58,257	$62,207

Current operating lease liabilities	Accrued expenses and other	$28,904	$28,421
Long-term operating lease liabilities	Other long-term liabilities	54,239	60,961
Total operating lease liabilities		$83,143	$89,382
As of March 31, 2026 and December 31, 2025, our operating leases had a weighted-average remaining lease term of 3.6 years and 3.8 years, respectively, and a weighted-average discount rate of 5.1% and 5.0%, respectively.
As of March 31, 2026, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$90,698
Less: imputed interest	7,555
Present value of lease liabilities	$83,143
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
As of March 31, 2026, we had $2.2 billion of unsecured convertible notes outstanding including $690 million of the 2030 Notes, $1.0 billion issued in November 2022 (the "2027 Notes"), $558 million issued in November 2021 (the "2026 Notes", together with the 2027 Notes and 2030 Notes, the "Notes"), in “Current portion of convertible notes” and "Convertible notes" on our consolidated balance sheets. The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of
	Conversion Rate per $1,000 Principal	Initial Conversion Price	Maturities	Stated Interest Rates	March 31, 2026	December 31, 2025
Convertible notes:
Principal – 2026 Notes	3.2392	$308.72	2026	0.0%	$557,724	$557,724
Principal – 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Principal – 2030 Notes	27.6656	$36.15	2030	0.0%	690,000	690,000
Unamortized debt issuance costs, net					(11,354)	(12,374)
Net carrying amount					$2,236,370	$2,235,350
1)    We entered into capped call transactions in connection with the 2026 and 2030 Notes. The cap price of the capped call transactions relating to the Notes was initially $343.02 and $47.74, respectively, subject to certain adjustments under the terms of the capped call transactions. See below "--Capped Call Transactions."
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $6.0 million for the three months ended March 31, 2026 and $5.9 million for the three months ended March 31, 2025, respectively.
As of March 31, 2026, the estimated fair value of the 2030 Notes was approximately $692 million. As of March 31, 2026 and December 31, 2025, the estimated fair value of the 2027 Notes was approximately $1.0 billion and $1.2 billion, respectively, and the estimated fair value of the 2026 Notes was approximately $543 million and $540 million, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2030 Notes and 2026 Notes was based on quoted prices as of that date.
The 2027 Notes may be converted at the election of the holders thereof at any time prior to maturity. The 2026 Notes and 2030 Notes are convertible at the option of the respective holders thereof if a conversion condition applicable to such series of Notes is triggered. During the three months ended March 31, 2026, none of the conversion conditions of the 2026 Notes or the 2030 Notes were triggered, and neither the 2026 Notes nor the 2030 Notes were convertible as of March 31, 2026.
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
As of March 31, 2026, no holders of the Notes have exercised the conversion rights, and the if-converted value of the Notes did not exceed the principal amount.

Table of Contents	Unity Software Inc.
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
Capped Call Transactions
We entered into capped call transactions, to reduce the potential dilutive effect of the 2026 Notes (the "2026 Capped Call Transactions"), and 2030 Notes (the "2030 Capped Call Transactions", together with the 2026 Capped Call Transactions, the "Capped Call Transactions"), in connection with their pricing. The 2026 Capped Call Transactions, and the 2030 Capped Call Transactions, had net costs of $48.1 million and $44.4 million, respectively, with call options totaling approximately $5.6 million and $19.1 million of our common stock, and with expiration dates ranging from September 18, 2026 to November 12, 2026, and January 15, 2030 to March 13, 2030, respectively. The strike price of the 2026 Capped Call Transactions, and the 2030 Capped Call Transactions are $308.72 and $36.15, respectively, and the cap prices are initially $343.02 and $47.74 per share, respectively, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding, are considered separately exercisable from the 2026 Notes and 2030 Notes, and meet the conditions for equity classification.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of March 31, 2026 (in thousands):

	Total	Remainder of 2026	2027‑2028	2029‑2030	Thereafter
Operating leases (1)	$100,994	$25,207	$49,777	$18,257	$7,753
Purchase commitments (2)	727,788	261,464	343,036	123,288	—
Convertible note principal and interest (3)	2,287,724	577,724	1,020,000	690,000	—
Total	$3,116,506	$864,395	$1,412,813	$831,545	$7,753
(1)    Operating leases consist of obligations for real estate, including leases that are not yet commenced or reflected on our consolidated balance sheet with future minimum lease payments of $10.3 million. These leases will commence in 2026 with lease terms of approximately three to seven years.
(2)    The substantial majority of our purchase commitments are related to agreements with our data center hosting providers.
(3)    Convertible notes due 2026, 2027, and 2030. See Note 6, "Borrowings," above for further discussion.
We expect to meet our remaining commitments.
Legal Matters
In the normal course of business, we are subject to various legal matters. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Legal costs related to such potential losses are expensed as incurred. In addition, recoveries are shown as a reduction in legal costs in the period in which they are realized. With respect to our outstanding matters, based on current knowledge, we believe that the resolution of such matters will not, either individually or in the aggregate, have a material adverse effect on our business or our condensed consolidated financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.

Table of Contents	Unity Software Inc.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement, and the maximum potential amount of future indemnification payments may not be subject to a cap. As of March 31, 2026, there were no known events or circumstances that have resulted in a material indemnification liability to us, and we did not incur material costs to defend lawsuits or settle claims related to these indemnifications.
Letters of Credit
We had $5.2 million and $8.5 million of secured letters of credit outstanding as of March 31, 2026 and December 31, 2025, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as "Other assets" and "Prepaid expenses and other" on our condensed consolidated balance sheets.
8. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$7,382	$9,112
Research and development	38,925	50,594
Sales and marketing	14,171	19,961
General and administrative	16,687	19,123
Total stock-based compensation expense	$77,165	$98,790
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2025	12,474,347	$25.39	4.40
Exercised	(262,821)	$11.39
Forfeited, cancelled, or expired	(198,085)	$50.60
Balance as of March 31, 2026	12,013,441	$25.28	4.20

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our restricted stock units ("RSU"), including price-vested units ("PVU"), and performance-based restricted stock units ("PSU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	24,927,722	$25.18
Granted	10,255,886	$19.23
Vested	(2,722,120)	$25.94
Forfeited	(1,065,152)	$24.26
Unvested as of March 31, 2026	31,396,336	$23.20
Price-Vested Options and Price-Vested Units
The vesting for each of the PVOs and PVUs is subject to the fulfillment of both a service period that extends up to four years and the achievement of a stock price hurdle during the relevant performance period that extends up to six and seven years, respectively. The fair value of each PVO and PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. No outstanding options or units, which had not already met their price hurdle in a prior period, attained their price hurdle in 2026.
Performance-Based Restricted Stock Units
Starting in the first quarter of 2025, we have periodically issued PSUs to certain executives as part of their compensation. The vesting for each PSU is subject to the fulfillment of both a service period of three years, and the level of achievement of certain performance goals (revenue and EBITDA metrics), over three annual performance periods ("tranche"). These goals are set as a range of target outcomes, in the first quarter of each year, and can be attained at a rate between 0% and 200%, based on where in the range the final results fall. The fair value of each PSU is estimated separately for each tranche of the award, using the closing price of Unity's common stock on the grant date. The grant date is the later of the day the performance goals are set for that tranche, or the date the units were issued. The expense is the fair value of the award multiplied by the expected attainment of the related performance goals as of the balance sheet date, recognized ratably for each tranche over the period between the grant date, and the end of the service period. The expense is adjusted each period for any changes in the expected attainment of the performance goals.
Fair Value Assumptions
The calculated grant-date fair value of stock options, PVUs, and PVOs granted, were estimated using the Black-Scholes option-pricing model for stock options, and a Monte Carlo stimulation for the PVUs and PVOs, with the following assumptions:

Three Months Ended March 31,
2025
Expected dividend yield	—
Risk-free interest rate	4.1%
Expected volatility	69.5%
Expected term (in years)	6.25
Fair value of underlying common stock	$24.72

Table of Contents	Unity Software Inc.
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan ("ESPP") was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

Three Months Ended March 31,
2025
Expected dividend yield	—
Risk-free interest rate	4.3%
Expected volatility	73.4%
Expected term (in years)	0.50
Grant-date fair value per share	$9.26
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Shares issued under the ESPP	558,351	693,873
Weighted-average price per share issued	$15.49	$14.19
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
Our effective tax rate for the three months ended March 31, 2026 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses and to a lesser extent foreign losses taxed at different rates. Our effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses and foreign earnings taxed at different rates.
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess the ability to realize our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. In performing this assessment with respect to each jurisdiction, we review all available positive and negative evidence. Primarily due to our history of losses, we believe that it is more likely than not that the deferred tax assets of our U.S. federal, U.S. state, and certain foreign jurisdictions will not be realized and we have maintained a full valuation allowance against such deferred tax assets.
As of March 31, 2026, we had $183.6 million of gross unrecognized tax benefits, of which $32.3 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of March 31, 2026 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.

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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of March 31,
	2026	2025
Convertible notes	41,348	41,348
Stock options and PVOs	12,013	20,492
Unvested RSUs, PVUs, and PSUs	31,396	28,781
11. Segment Information
We have one reportable segment, software solutions. See "Revenue Recognition" in Note 1 of our 2025 Annual Report on Form 10-K, for detailed information regarding our products and services.
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
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 11, 2026 and "Part II, Item 1A. Risk Factors" included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. See the section titled "Note Regarding Forward-Looking Statements" in this report.
Overview
Unity offers a suite of tools to develop, deploy, and grow games and interactive experiences across all major platforms from mobile, PC, and console, to extended reality (XR).
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions.
Recent Developments in Our Business
In the first quarter of 2026, we announced we would sunset the ironSource Ads Network, one of our monetization networks, effective April 30, 2026, and engaged a financial advisor to assist with the planned divestiture of our Supersonic game publishing business. As a result, revenue from these businesses is now included in non-strategic revenue for all periods presented.
As a result of these decisions, we incurred impairments on related long-lived assets of $279 million, in the three months ended March 31, 2026, associated with these decisions. The impairment charges include $227 million within cost of revenue, and $47 million within sales and marketing expense.
For additional details, refer to the section titled "Risk Factors."

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$508,238	$435,000
Cost of revenue	351,637	113,957
Gross profit	156,601	321,043
Operating expenses
Research and development	254,425	220,625
Sales and marketing	195,377	162,013
General and administrative	58,212	66,340
Total operating expenses	508,014	448,978
Loss from operations	(351,413)	(127,935)
Interest expense	(6,020)	(5,891)
Interest income and other income (expense), net	3,464	58,111
Loss before income taxes	(353,969)	(75,715)
Provision for (benefit from) Income taxes	(7,042)	2,192
Net loss	$(346,927)	$(77,907)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	69	26
Gross profit	31	74
Operating expenses
Research and development	50	51
Sales and marketing	38	37
General and administrative	12	15
Total operating expenses	100	103
Loss from operations	(69)	(29)
Interest expense	(1)	(1)
Interest income and other income (expense), net	—	13
Loss before income taxes	(70)	(17)
Provision for (benefit from) Income taxes	(2)	1
Net loss	(68)%	(18)%
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
As a result of the sunsetting of the ironSource Ads Network (one of our monetization networks), and planned divestiture of our Supersonic game publishing services, we expect Grow Solutions revenue to consist primarily of our "Unity Ad Network" (our principal monetization network), by the end of 2026.
Our total revenue is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Create Solutions	$156,647	$150,378
Grow Solutions	351,591	284,622
Total revenue	$508,238	$435,000
Total revenue increased in the three months ended March 31, 2026, compared to the comparable prior year period, primarily due to an increase in Grow Solutions revenue from growth in the Unity Ad Network, driven by “Unity Vector”, partially offset by decreases in the IronSource Ad Network.
The increase in total revenue was further driven by an increase in Create Solutions revenue, primarily due to increases in subscription revenue, partially offset by decreases in cloud and hosting services revenue, driven by our portfolio reset in 2025.
Included in revenue in the three months ended March 31, 2026 and 2025, are approximately $76 million and $115 million, respectively, of non-strategic revenue, primarily in Grow Solutions.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue consists primarily of the amortization and impairment of intangible assets, hosting expenses, personnel costs (including salaries, benefits, and stock-based compensation) for employees and subcontractors associated with our product support and professional services organizations, and direct costs associated with our advertising offerings.
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
Cost of revenue for the three months ended March 31, 2026 increased, compared to the comparable prior year period, due to an impairment of long-lived intangible assets in the first quarter of

Table of Contents	Unity Software Inc.
2026, associated with the sunsetting of the ironSource Ads Network, and planned divestiture of our Supersonic game publishing services.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The most significant component of our operating expenses is personnel-related costs, including salaries and wages, sales commissions, bonuses, benefits, stock-based compensation, and payroll taxes.
During 2025 we had workforce reductions from our ongoing restructuring efforts. In the three months ended March 31, 2025, we incurred incremental employee separation costs related to these actions of approximately $14 million, primarily within research and development, and sales and marketing. In addition, we incurred approximately $6 million of non-employee charges associated with this restructuring in 2025.
In the first quarter of 2026, we announced we would sunset the ironSource Ads Network, effective April 30, 2026, and engaged a financial advisor to assist with the planned divestiture of our Supersonic game publishing business. Following these announcements, we incurred incremental impairment charges of $279 million, in the three months ended March 31, 2026, associated with these decisions. The impairment charges include $227 million within cost of revenue, and $47 million within sales and marketing expense. Furthermore, we incurred employee separation costs and other non-employee charges of approximately $7 million, in the three months ended March 31, 2026, from our ongoing restructuring efforts. These incremental charges are primary in research and development, and sales and marketing.
Research and Development
Research and development expenses primarily consist of personnel-related costs for the design and development of our platform, amortization expenses related to intangible assets and hosting expenses. We expect our research and development expenses to increase in absolute dollars in the long term, as we invest in new solutions, expand features and functionality with existing solutions, support our artificial intelligence ("AI") and machine learning ("ML") initiatives, and enter new markets. We expect research and development expenses to fluctuate as a percentage of revenue from period to period.
Research and development expense for the three months ended March 31, 2026 increased, compared to the comparable prior year period, due to an increase in amortization costs from the change in useful lives of certain intangible assets in 2025.
Sales and Marketing
Our sales and marketing expenses consist primarily of the amortization and impairment of intangible assets, personnel-related costs, and advertising and marketing programs, including user acquisition costs and digital account-based marketing, user events such as developer-centric conferences and our annual Unite user conferences. We expect that our sales and marketing expense will decrease as a result of the divestiture of the Supersonic business.
Sales and marketing expense for the three months ended March 31, 2026 increased, compared to the comparable prior year period, primarily due to an impairment of long-lived intangible assets in the first quarter of 2026, partially offset by a decrease in personnel costs.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, IT and administrative employees; allocated overhead, and professional fees for external legal, accounting, and other professional services.
General and administrative expense for the three months ended March 31, 2026 decreased, compared to the comparable prior year period, primarily due to decreases in personnel-related costs, driven by our reductions in headcount, and decreases in our allocated overhead.

Table of Contents	Unity Software Inc.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three months ended March 31, 2026 increased, compared to the comparable prior year period, due to the amortization of new debt issuance costs, from the issuance of the 2030 Notes, partially offset by a reduction in the amortization of debt issuance costs, driven by the repurchase of a portion of the 2026 Notes.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, consists primarily of interest income earned on our cash and cash equivalents, and impairments of equity investments. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Interest income and other income (expense), net, for the three months ended March 31, 2026 decreased, compared to the comparable prior year period, primarily due to gains on the repurchase of convertible debt of $42.7 million in the first quarter of 2025, and an impairment of an equity investment of $15.0 million in the first quarter of 2026.
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
Benefit from income taxes for the three months ended March 31, 2026 changed, compared to the provision for income taxes in the comparable prior year period, primarily due to a larger current year tax benefit in foreign jurisdictions resulting from restructuring activities initiated in the first quarter of 2026.
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
Adjusted Gross Profit, Adjusted EBITDA, and Adjusted EPS
We define adjusted gross profit as GAAP gross profit excluding expenses associated with stock-based compensation, amortization and impairment of acquired intangible assets, depreciation, and restructurings and reorganizations. We define adjusted gross margin as adjusted gross profit as a

Table of Contents	Unity Software Inc.
percentage of revenue. We define adjusted EBITDA as net income or loss excluding benefits or expenses associated with stock-based compensation, amortization and impairment of acquired intangible assets, depreciation, restructurings and reorganizations, interest, income tax, and other non-operating activities, which primarily consist of foreign exchange rate gains or losses.
We define adjusted EPS as net income or loss excluding benefits or expenses associated with stock-based compensation, amortization and impairment of acquired intangible assets, depreciation, restructurings and reorganizations, and the income tax impact of the preceding adjustments (cumulatively "adjusted net income"), increased by the tax effected impacts from any relevant dilutive securities, divided by the diluted weighted-average outstanding shares. The effective tax rate used in calculating adjusted EPS is estimated for each period, based on the net income or loss adjusted for the items noted above, and may differ from the effective rate used in our financial statements. Shares of common stock that are excluded in our calculation of GAAP diluted net loss per share due to their antidilutive impact on such calculations, are included in the diluted weighted average outstanding shares used in our calculation of adjusted EPS, to the extent they have a dilutive impact on adjusted EPS given the adjusted net income in each period.
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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
GAAP gross profit	$156,601	$321,043
Add:
Stock-based compensation expense	7,382	9,112
Amortization of intangible assets expense	27,069	26,700
Depreciation expense	1,631	1,714
Impairment of intangible assets	226,516	—
Restructuring and reorganization costs	(53)	534
Adjusted gross profit	$419,146	$359,103
GAAP gross margin	31%	74%
Adjusted gross margin	82%	82%

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
GAAP net loss	$(346,927)	$(77,907)
Stock-based compensation expense	76,869	95,316
Amortization of intangible assets expense	117,414	85,650
Depreciation expense	9,841	10,567
Impairment of intangible assets	278,666	—
Restructuring and reorganization costs	6,903	20,345
Interest expense	6,020	5,891
Interest income and other income (expense), net	(3,464)	(58,111)
Provision for (benefit from) Income taxes	(7,042)	2,192
Adjusted EBITDA	$138,280	$83,943

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of adjusted EPS to diluted net loss per share attributable to Unity Software Inc., the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
GAAP net loss	$(346,927)	$(77,907)
Stock-based compensation expense	76,869	95,316
Amortization of intangible assets expense	117,414	85,650
Depreciation expense	9,841	10,567
Impairment of intangible assets	278,666	—
Restructuring and reorganization costs	6,903	20,345
Income tax impact of adjusting items	(37,534)	(27,764)
Adjusted net income used for calculation of adjusted EPS, before impact of dilutive instruments	$105,232	$106,207
Increase from forgone financing costs on dilutive convertible notes, net of tax	4,668	4,597
Adjusted net income used for calculation of adjusted EPS, including impact of dilutive instruments	$109,900	$110,804

Weighted-average common shares used in GAAP diluted net loss per share attributable to Unity Software Inc.	434,255	411,852
Convertible notes	41,348	30,494
Stock options and PVOs	2,941	6,863
Unvested RSUs, PVUs, and PSUs	6,805	5,166
ESPP	127	650
Non-GAAP weighted-average common shares used in adjusted EPS	485,476	455,025

GAAP diluted net loss per share attributable to Unity Software Inc.	$(0.80)	$(0.19)
Total impact on diluted net loss per share attributable to Unity Software Inc. from non-GAAP adjustments	$1.04	$0.45
Total impact on diluted net loss per share attributable to Unity Software Inc. from antidilutive common stock now included	$(0.01)	$(0.02)
Adjusted EPS	$0.23	$0.24
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$71,286	$13,026
Less:
Purchases of property and equipment	(4,829)	(5,718)
Free cash flow	$66,457	$7,308

Net cash used in investing activities	$(4,829)	$(5,718)
Net cash provided by financing activities	$11,643	$12,248
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents totaling $2.1 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in time deposits and in government money market funds.
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
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $4.5 billion as of March 31, 2026. We expect to continue to incur operating losses on a GAAP basis for the foreseeable future due to the investments we will continue to make in research and development, sales and marketing, and general and administrative. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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

Table of Contents	Unity Software Inc.
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
Our changes in cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$71,286	$13,026
Net cash used in investing activities	(4,829)	(5,718)
Net cash provided by financing activities	11,643	12,248
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,688	4,197
Net change in cash, cash equivalents, and restricted cash	$81,788	$23,753
Cash Provided by Operating Activities
During the three months ended March 31, 2026, net cash provided by operating activities was primarily due to a decrease in our net loss, adjusted for certain non-cash items, which include impairments, depreciation and amortization, stock-based compensation, and other, and to a lesser extent, an increase in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities consisted primarily of purchases of property and equipment.
Cash Provided by Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities consisted of proceeds from the issuance of common stock under our employee equity plans.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our assessment of our exposures to market risk has not changed materially since the presentation set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026.

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
(b) Changes in Internal Control Over Financial Reporting
Based on management's evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any material legal proceedings at this time. From time to time, we may be subject to other legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Purchasing or owning Unity common stock involves investment risks including, but not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
AI is becoming an increasingly important part of our strategy and product roadmap, and our failure to successfully develop, deploy, maintain, manage, or commercialize AI-enabled capabilities and products, our reliance on third-party AI models, and the costs associated with such efforts may adversely affect our business, financial results, or competitiveness.
AI is becoming an increasingly important part of our broader platform strategy and product roadmap, and our failure to successfully develop, deploy, maintain, manage, or commercialize AI-enabled products could impair our ability to execute that strategy and remain competitive.
While we have made, and expect to continue to make, investments to integrate AI into our platform and product offerings, our ability to remain competitive will require increasing levels of such investment over time. There can be no assurance that these investments will enhance our product offerings, improve our competitiveness, efficiency or profitability, or provide an adequate return, and we may not realize the anticipated benefits of these investments in a timely or cost-effective manner, or at all, especially in light of the rapid development of AI technologies in general. In addition, our AI investments and related spending may adversely impact our cost of revenue, research and development expenses, and sales and marketing expenses, which may, in turn, negatively impact our gross margins and operating margins.
We generally rely on third-party models for our AI products and features, and our ability to continue to use such technologies at scale depends on access to a limited number of foundational model providers whose availability, pricing, and terms we cannot control. These providers may experience capacity constraints, prioritize other customers, impose usage restrictions, change their terms unfavorably, or terminate their relationship with us, any of which could delay, degrade, or limit the availability of our AI features or make our product offerings less appealing to customers. Our reliance on such models may limit our ability to differentiate our offerings or manage cost and performance characteristics. Customer expectations regarding the speed, availability, and quality of our AI features may also increase over time, requiring us to incur higher infrastructure and model costs (whether for Unity-developed or third party models) that we may be unable to recover through pricing. Any failure to maintain adequate access to third-party AI models on commercially reasonable terms, or to meet rising customer performance expectations with regards to our models and AI features generally, could adversely affect our business, reputation, or financial results.
We are increasingly building AI into our offerings, and issues arising from our development or use of AI, or the use of AI by our customers, personnel, vendors, and competitors may adversely affect our business, reputation, or financial results.
We are increasingly building AI into our offerings, including Unity Vector, our new machine learning model, our new Unity AI product line, which includes AI Assistant and AI Generators, and Unity Sentis,

Table of Contents	Unity Software Inc.
which allows creators to embed an AI model in the Unity Runtime for their game or application, enhancing gameplay and other functionality, and we are developing new, AI-native products. We continue to advance ML algorithms in our Grow Solutions, which are designed to enable us to provide customers with better performance.
AI Assistant and AI Generators leverage third-party models for AI-driven assistance during creation. With respect to third-party models, we do not control the data used to train such models or the specific outputs they generate; we act as a conduit for customer requests and return the responses from those third-party models. The datasets used to train third-party models may inadvertently include content that infringes intellectual property rights. Because we do not control the training data or model weights of third-party models, we may be subject to liability or reputational harm if customers use outputs generated through our offerings that are alleged to infringe third-party intellectual property rights. In addition, customer inputs transmitted to third-party models may include proprietary, personal, or confidential information, and our contractual protections with third-party model providers may not fully mitigate the risk of data exposure, secondary use, or retention of such data by those providers. Proprietary, sensitive, or confidential information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with the use of AI technologies by our personnel or vendors. Unity-developed models have been and will be trained exclusively on directly-licensed or open-licensed data; however, we rely on the accuracy and scope of those licenses as represented by the licensors, and if such representations are incorrect or incomplete, we could face claims that our training data included content used without proper authorization. The outputs of both Unity-developed and third-party models may also inadvertently replicate protected content, resulting in potential claims of infringement.
AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. AI technologies, including generative AI and interactive chatbots, are subject to existing laws of various states and countries, including those regarding privacy, data security, and consumer protection, and our product development efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Global AI regulatory frameworks remain highly uncertain, rapidly changing, and inconsistent across jurisdictions, and frequently have extraterritorial reach, and, as a result may apply to our AI offerings regardless of where they are developed or deployed. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements, and noncompliance could lead to fines of up to 35 million Euros or 7% of our total worldwide annual turnover. Certain provisions of the EU AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users. In addition, certain U.S. states have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the California Consumer Privacy Act ("CCPA") regulations on automated decision-making technology.
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
adversely affect our business, reputation, or financial results. In addition, AI and ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may result from inaccurate, incomplete or flawed inputs, including if a bad actor "poisons" the AI/ML with bad inputs or logic, or if the model’s underlying logic is flawed, resulting in outputs that may appear plausible but are inaccurate (a so-called "hallucination"). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could lead us to make decisions that could bias certain individuals or classes of individuals and adversely impact their rights. Our AI-enabled technology could be used by an end user in a manner publicly perceived as controversial. The foregoing can cause us to face adverse consequences, including reputational harm, competitive harm, customer loss or legal liability.
The increasing use of AI and ML, including AI-driven automation tools or our own AI-based offerings, may enable customers to reduce their reliance on human developers, and therefore paid seat licenses, or otherwise circumvent usage- and seat-based licensing metrics by obfuscating the number of users accessing our products. Any such shift could materially reduce demand for our core subscription-based products and adversely affect our revenues and business model.
Advances in AI and 2D and 3D content generation technologies may enable our customers to use AI to automate or replicate aspects of content, content creation, simulation, or runtime functionality provided by our platform and solutions, and allow competitors to develop solutions that reduce the competitiveness of our platform and solutions. Even where such activities are unauthorized or prohibited, our ability to prevent, detect, or stop it may be limited. To the extent such advances reduce the need for our products, or otherwise disintermediate Unity from the content creation process, our business and financial condition could be materially adversely affected.
Market acceptance of AI technologies is uncertain, and we may allocate resources toward technologies or products that do not align with customer needs, fail to achieve market acceptance, or are rapidly rendered obsolete by further advances in AI. Our announced or perceived AI roadmap and product strategy may create heightened expectations among customers, and if we fail to meet those expectations, our business, operating results, financial condition, and future prospects could be adversely affected. Our competitors may use AI technologies more efficiently than we do or make technology choices in integrating AI technology or developing AI-based products that prove superior to ours, reducing the competitiveness of our offerings. Decisions as to if and how to integrate or develop AI technologies are difficult, and we, or our customers, may choose, or be required, not to use certain high-performing or lower-cost AI models, including certain open-source models, due to security, compliance, export control, or reputational considerations, which could place us at a competitive disadvantage if our competitors adopt such models without comparable constraints and our business, operating results, and financial condition may be harmed as a result.
If we fail to successfully execute our plans to realign our business and to right-size our investments, our business will be harmed.
We have realigned our business to focus on the Unity Engine and related consumption services, and monetization solutions, and are continuing to exit other businesses and right-size our investments, including through workforce reductions. These actions may not be effective or sufficient to offset our expenses, and may themselves have adverse impacts, including loss of accumulated knowledge, limited technological support on legacy products, inefficiency, and other challenges to operating our business. If we fail to efficiently execute on these plans, or if the expected benefits are not achieved on the timeline or to the extent we expect, our business may be harmed and we may fail to achieve or maintain profitability.
We announced the sunset of the ironSource Ads Network, effective April 30, 2026, and engaged a financial advisor to assist with the planned divestiture of our Supersonic game publishing business. These actions may cause disruption and uncertainty for our employees, customers, publishers, advertisers, and strategic partners, and may result in employee attrition and difficulties in maintaining business relationships. Customers or partners may delay, reduce, or terminate their use of our offerings as a result.
The sunset of the ironSource Ads Network may result in higher-than-expected customer and revenue attrition, and we may face operational challenges in migrating or offboarding customers.

Table of Contents	Unity Software Inc.
The planned divestiture of the Supersonic business is dependent on factors beyond our control, including market conditions and identifying a suitable buyer. If a transaction is not completed, is delayed, or occurs on unfavorable terms, we may continue to be exposed to the costs of that business and may need to consider other alternatives.
Any failure to successfully manage these changes could disrupt our operations, damage customer relationships, fail to deliver the anticipated financial benefits, lead to additional costs and materially harm our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 5, 2026, the Human Capital and Compensation Committee of the Board of Directors of the Company (the “HCCC”) approved the following changes to the annual cash incentive bonus structure for the Company’s President and Chief Executive Officer, Matthew Bromberg, effective for fiscal year 2026:
•annual target bonus amount increased from 100% of salary ($850,000) to $1,550,000; and
•maximum potential bonus payout increased from 150% to 200% of target, based on the achievement of specified, previously approved, corporate performance targets.
The maximum potential payout of 200% of target for the CEO’s bonus is consistent with that approved by the HCCC for all other executive officers of the Company for fiscal year 2026.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39497	3.2	September 8, 2023

10.1	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-39497	10.6	February 11, 2026

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

UNITY SOFTWARE INC.

Date: May 7, 2026	By:	/s/ Mark Barrysmith
Mark Barrysmith
Chief Accounting Officer
(Principal Accounting Officer)