Form 10-Q
period 2026-06-30
Unity Software Inc.
filed 2026-08-06
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2026, there were 440,088,933 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended June 30, 2026

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10‑Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. Readers are cautioned that these forward‑looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified and discussed in greater detail in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 11, 2026, “Part II, Item 1A. Risk Factors” of our Form 10-Q filed with the SEC on May 7, 2026, and below, under "Part II, Item 1A. Risk Factors."
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
Investors and others should note that we may announce material business and financial information using our investor relations website (www.investors.unity.com), social media, our filings with the Securities and Exchange Commission, press releases, public conference calls, and public webcasts as means of complying with our disclosure obligations under Regulation FD. We encourage investors and others interested in our company to review the information that we make available.

Table of Contents	Unity Software Inc.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,351,987	$2,055,840
Accounts receivable, net	688,739	643,611
Prepaid expenses and other	83,590	113,012
Assets held-for-sale	56,030	—
Total current assets	3,180,346	2,812,463
Property and equipment, net	49,814	68,289
Goodwill	3,155,607	3,166,304
Intangible assets, net	163,141	650,544
Other assets	112,354	140,006
Total assets	$6,661,262	$6,837,606
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,429	$13,981
Accrued expenses and other	304,134	299,541
Publisher payables	440,665	431,494
Deferred revenue	237,348	224,405
Current portion of convertible notes	557,173	556,451
Liabilities held-for-sale	19,946	—
Total current liabilities	1,569,695	1,525,872
Convertible notes	1,680,229	1,678,899
Long-term deferred revenue	20,278	14,038
Other long-term liabilities	84,167	122,660
Total liabilities	3,354,369	3,341,469
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	266,727	252,637
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 439,987 and 432,860	2	2
Additional paid-in capital	7,540,533	7,378,295
Accumulated other comprehensive income (loss)	3,280	(2,156)
Accumulated deficit	(4,509,925)	(4,138,709)
Total Unity Software Inc. stockholders' equity	3,033,890	3,237,432
Noncontrolling interest	6,276	6,068
Total stockholders' equity	3,040,166	3,243,500
Total liabilities and stockholders' equity	$6,661,262	$6,837,606
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$546,468	$440,944	$1,054,706	$875,944
Cost of revenue	111,709	114,211	463,346	228,168
Gross profit	434,759	326,733	591,360	647,776
Operating expenses
Research and development	278,275	214,807	532,700	435,432
Sales and marketing	132,368	161,513	327,745	323,526
General and administrative	56,335	69,165	114,547	135,505
Total operating expenses	466,978	445,485	974,992	894,463
Loss from operations	(32,219)	(118,752)	(383,632)	(246,687)
Interest expense	(6,032)	(6,030)	(12,052)	(11,921)
Interest income and other income (expense), net	17,941	19,837	21,405	77,948
Loss before income taxes	(20,310)	(104,945)	(374,279)	(180,660)
Provision for (benefit from) Income taxes	2,362	2,420	(4,680)	4,612
Net loss	(22,672)	(107,365)	(369,599)	(185,272)
Net income attributable to noncontrolling interest and redeemable noncontrolling interests	934	1,433	1,617	1,168
Net loss attributable to Unity Software Inc.	$(23,606)	$(108,798)	$(371,216)	$(186,440)

Basic and diluted net loss per share attributable to Unity Software Inc.	$(0.05)	$(0.26)	$(0.85)	$(0.45)
Weighted-average shares used in computation of basic and diluted net loss per share	437,898	417,566	436,069	414,696
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(22,672)	$(107,365)	$(369,599)	$(185,272)
Other comprehensive income, net of taxes:
Change in foreign currency translation adjustment	3,823	2,716	6,871	3,894
Other comprehensive income	3,823	2,716	6,871	3,894
Comprehensive loss	(18,849)	(104,649)	(362,728)	(181,378)
Net income attributable to noncontrolling interest and redeemable noncontrolling interests	934	1,433	1,617	1,168
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	800	564	1,435	818
Comprehensive income attributable to noncontrolling interest and redeemable noncontrolling interests	1,734	1,997	3,052	1,986
Comprehensive loss attributable to Unity Software Inc.	$(20,583)	$(106,646)	$(365,780)	$(183,364)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2026
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at March 31, 2026	436,400,537	$2	$7,461,858	$257	$(4,486,319)	$2,975,798	$6,158	$2,981,956
Issuance of common stock from employee equity plans	425,013		4,551			4,551		4,551
Issuance of common stock for settlement of RSUs	3,161,552					—		—
Stock‑based compensation expense			80,067			80,067		80,067
Net loss					(23,606)	(23,606)	63	(23,543)
Adjustments to redeemable noncontrolling interest			(5,943)			(5,943)		(5,943)
Other comprehensive income				3,023		3,023	55	3,078
Balance at June 30, 2026	439,987,102	$2	$7,540,533	$3,280	$(4,509,925)	$3,033,890	$6,276	$3,040,166

	Three Months Ended June 30, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at March 31, 2025	415,406,492	$2	$7,008,134	$(8,501)	$(3,813,586)	$3,186,049	$5,849	$3,191,898
Issuance of common stock from employee equity plans	1,170,423		9,783			9,783		9,783
Issuance of common stock for settlement of RSUs	3,863,949					—		—
Stock‑based compensation expense			102,303			102,303		102,303
Net loss					(108,798)	(108,798)	98	(108,700)
Adjustments to redeemable noncontrolling interest			(4,096)			(4,096)		(4,096)
Other comprehensive income				2,152		2,152	38	2,190
Balance at June 30, 2025	420,440,864	$2	$7,116,124	$(6,349)	$(3,922,384)	$3,187,393	$5,985	$3,193,378
.
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2026
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2025	432,859,941	$2	$7,378,295	$(2,156)	$(4,138,709)	$3,237,432	$6,068	$3,243,500
Issuance of common stock from employee equity plans	1,246,185		16,194			16,194		16,194
Issuance of common stock for settlement of RSUs	5,880,976					—		—
Stock‑based compensation expense			157,290			157,290		157,290
Net loss					(371,216)	(371,216)	110	(371,106)
Adjustments to redeemable noncontrolling interest			(11,246)			(11,246)		(11,246)
Other comprehensive income				5,436		5,436	98	5,534
Balance at June 30, 2026	439,987,102	$2	$7,540,533	$3,280	$(4,509,925)	$3,033,890	$6,276	$3,040,166

	Six Months Ended June 30, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2024	409,392,524	$2	$6,936,038	$(9,425)	$(3,735,944)	$3,190,671	$5,850	$3,196,521
Issuance of common stock from employee equity plans	4,137,252		31,394			31,394		31,394
Issuance of common stock for settlement of RSUs	6,911,088					—		—
Purchase of capped calls			(44,436)			(44,436)		(44,436)
Stock‑based compensation expense			201,347			201,347		201,347
Net loss					(186,440)	(186,440)	80	(186,360)
Adjustments to redeemable noncontrolling interest			(8,219)			(8,219)		(8,219)
Other comprehensive income				3,076		3,076	55	3,131
Balance at June 30, 2025	420,440,864	$2	$7,116,124	$(6,349)	$(3,922,384)	$3,187,393	$5,985	$3,193,378
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(369,599)	$(185,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	212,730	193,145
Stock-based compensation expense	157,113	200,394
Gain on repayment of convertible note	—	(42,744)
Impairment of intangible assets	270,506	—
Impairment of property and equipment	8,447	4,049
Impairment of investments	15,000	—
Other	2,566	(7,972)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(67,366)	(22,061)
Prepaid expenses and other	26,155	13,771
Other assets	12,267	11,889
Accounts payable	(3,211)	(2,099)
Accrued expenses and other	7,532	(13,612)
Publisher payables	24,634	(21,565)
Other long-term liabilities	(37,763)	(12,861)
Deferred revenue	17,897	31,060
Net cash provided by operating activities	276,908	146,122
Investing activities
Purchases of non-marketable investments	—	(2,000)
Purchases of property and equipment	(8,492)	(12,164)
Net cash used in investing activities	(8,492)	(14,164)
Financing activities
Proceeds from issuance of convertible notes	—	690,000
Purchase of capped calls	—	(44,436)
Payment of debt issuance costs	—	(13,236)
Repayments of convertible note	—	(641,691)
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	16,194	31,394
Net cash provided by financing activities	16,194	22,031
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	8,210	19,637
Increase in cash, cash equivalents, and restricted cash	292,820	173,626
Cash, cash equivalents, and restricted cash, beginning of period	2,064,301	1,527,881
Cash, cash equivalents, and restricted cash, end of period	$2,357,121	$1,701,507

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$10,000
Cash paid for (refunded from) income taxes, net	$8,998	$(3,079)
Cash paid for operating leases	$16,979	$20,915
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$9,681	$5,406
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates are used for, but not limited to, revenue recognition, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the measurement of liabilities for future payments related to employee separation, the fair value of stock-based compensation, the fair value of redeemable noncontrolling interests, the fair value and useful lives of long-lived assets, the fair value of equity investments where we use the measurement alternative, and the fair value of assets and liabilities held for sale. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
We evaluate intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In March 2026, we announced we would sunset the ironSource Ads Network, one of our monetization networks, effective April 30, 2026, and we began the process of exiting our Supersonic game publishing business. Due to this event, we evaluated the long-lived assets associated with those businesses and determined that the undiscounted cash flows were less than the carrying value of the asset group.
As a result, during the first quarter of 2026 we recorded $279 million of impairment charges, including $227 million within cost of revenue, and $47 million within sales and marketing expense. These impairment charges reduced our Intangible assets, net by $271 million, including $225 million in "Developed technology" and $46 million in "Customer relationships". The fair values of these assets were determined using a combined discounted cash flow analysis and market approach.
Furthermore as a result of this evaluation, we revised our estimates of the remaining useful lives for certain assets within the asset group, from two to three years down to one to two years, effective April 1, 2026. These assets are primarily included in “Intangible assets, net” on our consolidated balance sheets, and are “developed technology” within intangible assets. The shortened useful lives are due to the shortened remaining time that Unity intends to operate these related businesses, as discussed in the above announcement. The effect of this change in estimate for both the three and six months ended June 30, 2026, was an increase in amortization expense and decrease in operating income of approximately

Table of Contents	Unity Software Inc.
$3 million, an increase in net loss of approximately $2 million, and an increase in our basic and diluted net loss per share of approximately $0.01 per share.
Assets and Liabilities Held-for-Sale
As of June 30, 2026, we classified certain assets and liabilities associated with our Supersonic business as held-for-sale in connection with our strategic decision to exit the Supersonic business. The sale of our Supersonic business was subsequently completed on August 4, 2026 (see Note 12, "Subsequent Event" below for further discussion).
The assets held-for-sale consist primarily of accounts receivable, developed technology and customer relationship intangible assets, and an allocated portion of goodwill associated with the Supersonic business. Upon classification as held-for-sale, the related long-lived assets ceased being depreciated or amortized. The liabilities held-for-sale primarily include publisher payables, accrued expenses, and other operating liabilities directly associated with Supersonic.
In connection with the held-for-sale classification, we evaluated the recoverability of long-lived assets within the Supersonic disposal group and subsequently measured the disposal group at the lower of its carrying amount and fair value less cost to sell. As a result of this evaluation, we recognized no impairment charges during the three and six months ended June 30, 2026.
The following table summarizes the major classes of assets and liabilities classified as held-for-sale (in thousands):

As of
June 30, 2026
Accounts receivable, net	$22,882
Prepaid expenses and other	284
Property and equipment, net	175
Goodwill	10,697
Intangible assets, net	21,992
Assets held-for-sale	$56,030

Accounts payable	$207
Accrued expenses and other	2,823
Publisher payables	15,463
Other long-term liabilities	1,453
Liabilities held-for-sale	$19,946
Employee Separation and Restructuring Costs
In connection with our ongoing restructuring efforts, we incurred incremental employee separation costs and other non-employee charges of approximately $38 million in the six months ended June 30, 2026, primarily related to the planned closure of Unity France. These incremental charges are primarily within research and development. As of June 30, 2026, we have accrued $25 million of these incremental employee separation costs, primarily in "Accrued expenses and other" on our condensed consolidated balance sheets.
In the six months ended June 30, 2025, we incurred incremental employee separation costs of approximately $20 million, primarily within sales and marketing and research and development. Additionally, for the six months ended June 30, 2025 we incurred $11 million of other restructuring costs, primarily related to office closures.

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
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Create Solutions	$157,618	$153,782	$314,265	$304,160
Grow Solutions	388,850	287,162	740,441	571,784
Total revenue	$546,468	$440,944	$1,054,706	$875,944
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$149,422	$122,367	$284,193	$248,655
Greater China (1)	114,539	83,575	215,129	148,777
EMEA (2)	161,741	140,809	323,944	293,309
APAC (3)	110,081	83,295	208,279	163,376
Other Americas (4)	10,685	10,898	23,161	21,827
Total revenue	$546,468	$440,944	$1,054,706	$875,944

(1)    Greater China includes China, Hong Kong, and Taiwan.
(2)    Europe, the Middle East, and Africa ("EMEA")
(3)    Asia-Pacific, excluding Greater China ("APAC")
(4)    Canada and Latin America ("Other Americas")
Accounts Receivable, Net
Accounts receivable are recorded at the original invoiced amount, net of allowances for uncollectible amounts. We estimate losses on uncollectible amounts based on expected losses, including our historical experience of actual losses. The estimated losses on uncollectible amounts are recorded in general and administrative expense on our condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the allowance for uncollectible amounts was $9.0 million and $10.9 million, respectively.

Table of Contents	Unity Software Inc.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of June 30, 2026, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $4.4 million and $2.2 million, respectively. As of December 31, 2025, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $5.4 million and $2.8 million, respectively.
During the three and six months ended June 30, 2026, we recorded amortization costs of $1.6 million and $3.2 million, respectively, in sales and marketing expenses, as compared to $1.9 million and $3.8 million during the three and six months ended June 30, 2025, respectively. We did not incur any impairment losses for the three and six months ended June 30, 2026 and 2025.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $14.6 million and $15.8 million as of June 30, 2026 and December 31, 2025, respectively. The long term portion of those unbilled receivables was included in other long-term assets on our consolidated balance sheets, and was not material as of June 30, 2026 and December 31, 2025.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the six months ended June 30, 2026 that was included in the deferred revenue balances at January 1, 2026 was $160 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of June 30, 2026, were $505 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $232 million or 46% of this revenue during the next 12 months.
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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2026	December 31, 2025
	Fair Value (1)
Cash	$573,297	$708,788
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$5,134	$8,461
Money market funds	541,588	469,017
Time deposits	1,237,102	878,035
Total restricted cash and cash equivalents	$1,783,824	$1,355,513
Total cash, cash equivalents, and restricted cash	$2,357,121	$2,064,301
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These investments represent less than a 20% ownership interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of June 30, 2026 and December 31, 2025, such equity investments totaled $20.0 million and $35.0 million, respectively. We recorded a $15.0 million impairment charge related to the wind down of a single investment, during the six months ended June 30, 2026. No other adjustments to the carrying value of these equity investments were recorded during the three and six months ended June 30, 2026, and 2025.
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
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$259,168	$234,740	$252,637	$230,627
Net gain/(loss) attributable to redeemable noncontrolling interests	871	1,335	1,507	1,088
Accretion for redeemable noncontrolling interests	2,332	1,556	4,774	4,591
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	4,356	3,066	7,809	4,391
Balance at end of period	$266,727	$240,697	$266,727	$240,697

Table of Contents	Unity Software Inc.
5. Leases
We have operating leases for offices, which have remaining lease terms of up to seven years.
Components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$7,014	$8,144	$13,874	$15,572
Variable lease expense	1,342	1,301	2,555	2,574
Sublease income	(1,572)	(816)	(3,316)	(1,513)
Total lease expense	$6,784	$8,629	$13,113	$16,633
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	June 30, 2026	December 31, 2025
Operating lease assets	Other assets	$60,233	$62,207

Current operating lease liabilities	Accrued expenses and other	$30,026	$28,421
Long-term operating lease liabilities	Other long-term liabilities	53,464	60,961
Total operating lease liabilities		$83,490	$89,382
As of June 30, 2026 and December 31, 2025, our operating leases had a weighted-average remaining lease term of 3.7 years and 3.8 years, respectively, and a weighted-average discount rate of 5.3% and 5.0%, respectively.
As of June 30, 2026, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$91,781
Less: imputed interest	8,291
Present value of lease liabilities	$83,490
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
As of June 30, 2026, we had $2.2 billion of unsecured convertible notes outstanding including $690 million of the 2030 Notes, $1.0 billion issued in November 2022 (the "2027 Notes"), $558 million issued in November 2021 (the "2026 Notes", together with the 2027 Notes and 2030 Notes, the "Notes"), in “Current portion of convertible notes” and "Convertible notes" on our consolidated balance sheets. The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of
	Conversion Rate per $1,000 Principal	Initial Conversion Price	Maturities	Stated Interest Rates	June 30, 2026	December 31, 2025
Convertible notes:
Principal – 2026 Notes	3.2392	$308.72	2026	0.0%	$557,724	$557,724
Principal – 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Principal – 2030 Notes	27.6656	$36.15	2030	0.0%	690,000	690,000
Unamortized debt issuance costs, net					(10,322)	(12,374)
Net carrying amount					$2,237,402	$2,235,350
1)    We entered into capped call transactions in connection with the 2026 and 2030 Notes. The cap price of the capped call transactions relating to the Notes was initially $343.02 and $47.74, respectively, subject to certain adjustments under the terms of the capped call transactions. See below "--Capped Call Transactions."
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $6.1 million and $12.1 million for the three and six months ended June 30, 2026, respectively, and $6.0 million and $11.9 million for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the estimated fair value of the 2030 Notes was approximately $782 million and $1.0 billion, respectively, the estimated fair value of the 2027 Notes was approximately $1.1 billion and $1.2 billion, respectively, and the estimated fair value of the 2026 Notes was approximately $549 million and $540 million, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2030 Notes and 2026 Notes was based on quoted prices as of that date.
The 2027 Notes may be converted at the election of the holders thereof at any time prior to maturity. The 2026 Notes and 2030 Notes are convertible at the option of the respective holders thereof if a conversion condition applicable to such series of Notes is triggered. During the three and six months ended June 30, 2026, none of the conversion conditions of the 2026 Notes or the 2030 Notes were triggered, and neither the 2026 Notes nor the 2030 Notes were convertible as of June 30, 2026.
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
As of June 30, 2026, no holders of the Notes have exercised the conversion rights, and the if-converted value of the Notes did not exceed the principal amount.

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
Capped Call Transactions
We entered into capped call transactions, to reduce the potential dilutive effect of the 2026 Notes (the "2026 Capped Call Transactions"), and 2030 Notes (the "2030 Capped Call Transactions", together with the 2026 Capped Call Transactions, the "Capped Call Transactions"), in connection with their pricing. The 2026 Capped Call Transactions, and the 2030 Capped Call Transactions, had net costs of $48.1 million and $44.4 million, respectively, with call options totaling approximately 5.6 million and 19.1 million shares of our common stock, and with expiration dates ranging from September 18, 2026 to November 12, 2026, and January 15, 2030 to March 13, 2030, respectively. The strike price of the 2026 Capped Call Transactions and the 2030 Capped Call Transactions are $308.72 and $36.15, respectively, and the cap prices are initially $343.02 and $47.74 per share, respectively, subject to adjustments in certain circumstances. The Capped Call Transactions are freestanding, are considered separately exercisable from the 2026 Notes and 2030 Notes, and meet the conditions for equity classification.
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of June 30, 2026 (in thousands):

	Total	Remainder of 2026	2027‑2028	2029‑2030	Thereafter
Operating leases (1)	$92,020	$16,900	$49,741	$17,971	$7,408
Purchase commitments (2)	1,420,751	187,665	823,223	409,863	—
Convertible note principal and interest (3)	2,277,724	567,724	1,020,000	690,000	—
Equity investments (4)	100,000	—	100,000	—	—
Total	$3,890,495	$772,289	$1,992,964	$1,117,834	$7,408
(1)    Operating leases consist of obligations for real estate, including leases that are not yet commenced or reflected on our consolidated balance sheet with future minimum lease payments of $0.2 million. These leases will commence in 2026 with lease terms of approximately one year.
(2)    Consists of purchase commitments with original terms greater than one year. The substantial majority of these commitments are related to agreements with our data center hosting providers.
(3)    Convertible notes due 2026, 2027, and 2030. See Note 6, "Borrowings," above for further discussion.
(4)    Consists of a binding obligation to acquire $100 million of shares in Appsflyer, subject to certain closing conditions and adjustments. We expect to complete this purchase by the end of 2027.
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

Table of Contents	Unity Software Inc.
business or our condensed consolidated financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement, and the maximum potential amount of future indemnification payments may not be subject to a cap. As of June 30, 2026, we have not incurred any material costs as a result of such obligations and we have not accrued any material liabilities related to such obligations in the accompanying condensed consolidated financial statements.
Letters of Credit
We had $5.1 million and $8.5 million of secured letters of credit outstanding as of June 30, 2026 and December 31, 2025, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as "Other assets" and "Prepaid expenses and other" on our condensed consolidated balance sheets.
8. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$7,572	$9,861	$14,954	$18,973
Research and development	42,590	51,051	81,515	101,645
Sales and marketing	13,281	19,208	27,452	39,169
General and administrative	16,505	21,484	33,192	40,607
Total stock-based compensation expense	$79,948	$101,604	$157,113	$200,394
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2025	12,474,347	$25.39	4.40
Exercised	(687,834)	$10.97
Forfeited, cancelled, or expired	(586,602)	$61.09
Balance as of June 30, 2026	11,199,911	$24.41	3.98

Table of Contents	Unity Software Inc.
Restricted Stock Units
A summary of our restricted stock units ("RSU"), including price-vested units ("PVU"), and performance-based restricted stock units ("PSU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	24,927,722	$25.18
Granted	11,913,193	$20.35
Vested	(5,882,630)	$25.38
Forfeited	(3,314,342)	$23.80
Unvested as of June 30, 2026	27,643,943	$23.23
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
Fair Value Assumptions
The calculated grant-date fair value of stock options, PVUs, and PVOs granted, were estimated using the Black-Scholes option-pricing model for stock options, and a Monte Carlo simulation for the PVUs and PVOs, with the following assumptions:

Six Months Ended June 30,
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
During 2025, we suspended the ESPP program, effective in the first quarter of 2026. As a result of the suspension, no new offering periods have commenced after March 2, 2026.
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
Our effective tax rate for the three and six months ended June 30, 2026 and 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses and to a lesser extent foreign losses taxed at different rates.
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
As of June 30, 2026, we had $184.6 million of gross unrecognized tax benefits, of which $34.1 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of June 30, 2026 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.

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
The following table presents potentially dilutive common stock excluded from the computation of diluted net loss per share (in thousands) because the impact of including them would have been antidilutive:

	As of June 30,
	2026	2025
Convertible notes	41,348	41,348
Stock options and PVOs	11,200	18,686
Unvested RSUs, PVUs, and PSUs	27,644	31,146
11. Segment Information
We have one reportable segment, software solutions. See "Revenue Recognition" in Note 1 of our 2025 Annual Report on Form 10-K, for detailed information regarding our products and services.
Our chief operating decision maker is the chief executive officer, who on a consolidated basis, assesses the performance of, drives improvements in, and decides how to allocate resources in the reportable segment, based on multiple measures of performance including consolidated net income, adjusted EBITDA, adjusted gross margin, and adjusted EPS. As such, consolidated net income, which is reported and reconciled with all significant segment expenses on our consolidated statement of operations, is the measure that is most consistent with GAAP, while adjusted EBITDA, adjusted gross margin, and adjusted EPS are additional measures of our segment profitability.
The measure of segment assets is reported on the balance sheet as total consolidated assets. We do not have material intra-entity sales or transfers.
12. Subsequent Event
On August 4, 2026, we completed the sale of our Supersonic game publishing business to Tripledot Group Holdings Limited for cash consideration of $40 million, subject to certain post-close adjustments. The assets and liabilities of the Supersonic business were classified as held-for-sale as of June 30, 2026, as described in Note 1 "Accounting Policies".

Table of Contents	Unity Software Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 11, 2026, “Part II, Item 1A. Risk Factors” of our Form 10-Q filed with the SEC on May 7, 2026, and "Part II, Item 1A. Risk Factors" included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. See the section titled "Note Regarding Forward-Looking Statements" in this report.
Overview
Unity offers a suite of tools to develop, deploy, and grow games and interactive experiences across all major platforms from mobile, PC, and console, to extended reality (XR).
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions.
Recent Developments in Our Business
In the first quarter of 2026, we announced we would sunset the ironSource Ads Network, one of our monetization networks, effective April 30, 2026, and we began the process of exiting our Supersonic game publishing business. As a result, revenue from these businesses is now included in non-strategic revenue for all periods presented. The sunset of the ironSource Ads Network was substantially completed in the second quarter of 2026, and the sale of our Supersonic business was completed on August 4, 2026.
As a result of these decisions, we incurred impairments on related long-lived assets of $279 million, in the six months ended June 30, 2026. The impairment charges include $227 million within cost of revenue, and $47 million within sales and marketing expense.
For additional details, refer to the section titled "Risk Factors."

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$546,468	$440,944	$1,054,706	$875,944
Cost of revenue	111,709	114,211	463,346	228,168
Gross profit	434,759	326,733	591,360	647,776
Operating expenses
Research and development	278,275	214,807	532,700	435,432
Sales and marketing	132,368	161,513	327,745	323,526
General and administrative	56,335	69,165	114,547	135,505
Total operating expenses	466,978	445,485	974,992	894,463
Loss from operations	(32,219)	(118,752)	(383,632)	(246,687)
Interest expense	(6,032)	(6,030)	(12,052)	(11,921)
Interest income and other income (expense), net	17,941	19,837	21,405	77,948
Loss before income taxes	(20,310)	(104,945)	(374,279)	(180,660)
Provision for (benefit from) Income taxes	2,362	2,420	(4,680)	4,612
Net loss	$(22,672)	$(107,365)	$(369,599)	$(185,272)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	20	26	44	26
Gross profit	80	74	56	74
Operating expenses
Research and development	51	48	50	50
Sales and marketing	24	37	31	37
General and administrative	11	16	11	15
Total operating expenses	86	101	92	102
Loss from operations	(6)	(27)	(36)	(28)
Interest expense	(1)	(1)	(1)	(1)
Interest income and other income (expense), net	3	4	2	8
Loss before income taxes	(4)	(24)	(35)	(21)
Provision for (benefit from) Income taxes	—	—	—	—
Net loss	(4)%	(24)%	(35)%	(21)%
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
As a result of the sunsetting of the ironSource Ads Network (one of our monetization networks), and divestiture of our Supersonic game publishing services, we expect Grow Solutions revenue to consist primarily of our "Unity Ads Network" (our principal monetization network), by the end of 2026.
Our total revenue is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Create Solutions	$157,618	$153,782	314,265	304,160
Grow Solutions	388,850	287,162	740,441	571,784
Total revenue	$546,468	$440,944	$1,054,706	$875,944
Total revenue increased in the three and six months ended June 30, 2026, compared to the comparable prior year periods, primarily due to an increase in Grow Solutions revenue from growth in the Unity Ads Network, driven by “Unity Vector”, partially offset by decreases in revenue from the ironSource Ads Network.
The increase in total revenue was further driven by a slight increase in Create Solutions revenue, primarily due to increases in subscription revenue, partially offset by decreases in cloud and hosting services revenue, driven by our portfolio reset in 2025. Create Solutions subscription revenue in 2025 also benefited from the sale of a term license for approximately $12 million in the second quarter of that year.
Included in revenue in the six months ended June 30, 2026 and 2025, are approximately $136 million and $204 million, respectively, of non-strategic portfolio revenue, primarily in Grow Solutions.
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
Cost of revenue for the three months ended June 30, 2026 was approximately flat, compared to the comparable prior year period, primarily due to decreases in amortization of intangible assets, driven by the impairment we recognized in the first quarter of 2026, offset by increases in hosting expenses, and in direct costs associated with our advertising offerings.
Cost of revenue for the six months ended June 30, 2026 increased, compared to the comparable prior year period, primarily due to an impairment of long-lived intangible assets in the first quarter of 2026.
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
In the first quarter of 2026, we announced we would sunset the ironSource Ads Network, effective April 30, 2026, and we began the process of exiting our Supersonic game publishing business. Following these announcements, we incurred incremental impairment charges of $279 million, in the six months ended June 30, 2026, associated with these decisions. The impairment charges include $227 million within cost of revenue, and $47 million within sales and marketing expense. Furthermore, in the six months ended June 30, 2026, we incurred employee separation costs and other non-employee charges of approximately $38 million from our ongoing global restructuring efforts, primarily related to the planned closure of Unity France. These incremental charges are primarily in research and development.
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
Research and development expense for the three and six months ended June 30, 2026 increased, compared to the comparable prior year periods, primarily due to an increase in amortization costs from the change in useful lives of certain intangible assets in 2025, and an increase in hosting expenses.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs, the amortization and impairment of intangible assets, and advertising and marketing programs, including user acquisition costs and digital account-based marketing, user events such as developer-centric conferences and our Unite user conferences. We expect that our sales and marketing expense will decrease as a result of the divestiture of the Supersonic business.
Sales and marketing expense for the three months ended June 30, 2026 decreased, compared to the comparable prior year period, primarily due to decreases in amortization of intangible assets, driven by the impairment we recognized in the first quarter of 2026.
Sales and marketing expense for the six months ended June 30, 2026 was approximately flat, compared to the comparable prior year period, primarily due to an impairment of long-lived intangible assets recognized in the first quarter of 2026, offset by decreases in amortization of intangible assets, driven by the same impairment, and personnel costs.

Table of Contents	Unity Software Inc.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs for finance, legal, human resources, IT and administrative employees; allocated overhead; and professional fees for external legal, accounting, and other professional services.
General and administrative expense for the three and six months ended June 30, 2026 decreased, compared to the comparable prior year periods, primarily due to decreases in allocated overhead and personnel-related costs, both driven by reductions in our real estate footprint and in headcount, due to restructuring in 2025.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three and six months ended June 30, 2026 was approximately flat, compared to the comparable prior year periods.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, consists primarily of interest income earned on our cash and cash equivalents, impairments of equity investments, and foreign currency gains and losses. Our exposure to fluctuations in foreign currencies results primarily from our global operations, and related personnel expense.
Interest income and other income (expense), net, for the three months ended June 30, 2026 decreased, compared to the comparable prior year period, primarily due to losses from foreign exchange, offset by increases in interest income.
Interest income and other income (expense), net, for the six months ended June 30, 2026 decreased, compared to the comparable prior year period, primarily due to gains on the repurchase of convertible debt of $42.7 million in the first quarter of 2025, and an impairment of an equity investment of $15.0 million in the first quarter of 2026.
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
Benefit from income taxes for the six months ended June 30, 2026 changed, compared to the provision for income taxes in the comparable prior year period, primarily due to a larger current-year tax benefit in foreign jurisdictions resulting from restructuring activities initiated in the first quarter of 2026. For the three months ended June 30, 2026, the provision for income taxes was approximately flat compared to the prior year period.
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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2026	2025
GAAP gross profit	$434,759	$326,733
Add:
Stock-based compensation expense	6,712	9,861
Amortization of intangible assets expense	6,550	26,997
Depreciation expense	1,309	1,766
Restructuring and reorganization costs	3,915	275
Adjusted gross profit	$453,245	$365,632
GAAP gross margin	80%	74%
Adjusted gross margin	83%	83%

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2026	2025
GAAP net loss	$(22,672)	$(107,365)
Stock-based compensation expense	75,576	101,435
Amortization of intangible assets expense	77,490	86,218
Depreciation expense	7,985	10,710
Restructuring and reorganization costs	31,359	10,886
Interest expense	6,032	6,030
Interest income and other income (expense), net	(17,941)	(19,837)
Provision for Income taxes	2,362	2,420
Adjusted EBITDA	$160,191	$90,497

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of adjusted EPS to diluted net loss per share attributable to Unity Software Inc., the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2026	2025
GAAP net loss	$(22,672)	$(107,365)
Stock-based compensation expense	75,576	101,435
Amortization of intangible assets expense	77,490	86,218
Depreciation expense	7,985	10,710
Restructuring and reorganization costs	31,359	10,886
Income tax impact of adjusting items	(36,302)	(20,527)
Adjusted net income used for calculation of adjusted EPS, before impact of dilutive instruments	$133,436	$81,357
Increase from forgone financing costs on dilutive convertible notes, net of tax	4,676	789
Adjusted net income used for calculation of adjusted EPS, including impact of dilutive instruments	$138,112	$82,146

Weighted-average common shares used in GAAP diluted net loss per share attributable to Unity Software Inc.	437,898	417,566
Convertible notes	41,348	20,896
Stock options and PVOs	2,660	5,385
Unvested RSUs, PVUs, and PSUs	7,585	4,572
ESPP	—	4
Non-GAAP weighted-average common shares used in adjusted EPS	489,491	448,423

GAAP diluted net loss per share attributable to Unity Software Inc.	$(0.05)	$(0.26)
Total impact on diluted net loss per share attributable to Unity Software Inc. from non-GAAP adjustments	$0.36	$0.45
Total impact on diluted net loss per share attributable to Unity Software Inc. from antidilutive common stock now included	$(0.03)	$(0.01)
Adjusted EPS	$0.28	$0.18
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$276,908	$146,122
Less:
Purchases of property and equipment	(8,492)	(12,164)
Free cash flow	$268,416	$133,958

Net cash used in investing activities	$(8,492)	$(14,164)
Net cash provided by financing activities	$16,194	$22,031
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $2.4 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in time deposits and in government money market funds.
Our material cash requirements from known contractual and other obligations consist of our convertible notes, obligations under operating leases for office space, contractual obligations for hosting services to support our business operations, and our commitment to acquire shares of AppsFlyer. See Part I, Item I, Note 7 — "Commitments and Contingencies" for additional discussion of our principal contractual commitments.
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
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $4.5 billion as of June 30, 2026. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditures for at least the next 12 months, including the repayment of the 2026 Notes in cash upon their maturity in November 2026. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and potential future equity or debt transactions. Our future capital requirements, however, will depend on many factors, including our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued need to invest in our IT infrastructure to support our growth. In addition, we have in the past entered into, and may in the future enter into, additional strategic partnerships as well as agreements to acquire or invest in complementary offerings, teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may choose or be required to seek additional equity or debt financing sooner than we currently anticipate. In addition, depending on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors, we may also from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable

Table of Contents	Unity Software Inc.
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
Our changes in cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$276,908	$146,122
Net cash used in investing activities	(8,492)	(14,164)
Net cash provided by financing activities	16,194	22,031
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	8,210	19,637
Net change in cash, cash equivalents, and restricted cash	$292,820	$173,626
Cash Provided by Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities was primarily due to our net loss, adjusted for certain non-cash items, which include impairments, depreciation and amortization, stock-based compensation, and other, and to a lesser extent, an increase in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Used in Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities consisted primarily of purchases of property and equipment.
Cash Provided by Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities consisted of proceeds from the issuance of common stock under our employee equity plans.
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
(b) Changes in Internal Control Over Financial Reporting
Based on management's evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any material legal proceedings at this time. From time to time, we may be subject to other legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
Purchasing or owning Unity common stock involves investment risks including, but not limited to, the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
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
In the first quarter of 2026, we announced we would sunset the ironSource Ads Network, one of our monetization networks, effective April 30, 2026, and we began the process of exiting our Supersonic game publishing business. The sunset of the ironSource Ads Network was substantially completed in the second quarter of 2026, and the sale of our Supersonic business was completed on August 4, 2026. These actions have caused and may continue to cause disruption and uncertainty for our employees, customers, publishers, advertisers, and strategic partners, and have resulted and may continue to result in employee attrition and difficulties in maintaining business relationships. Customers or partners have delayed, reduced, or terminated and may continue to delay, reduce, or terminate their use of our offerings as a result.
The sunset of the ironSource Ads Network has resulted and may continue to result in higher-than-expected customer and revenue attrition.
Any failure to successfully manage these changes could disrupt our operations, damage customer relationships, fail to deliver the anticipated financial benefits, lead to additional costs and materially harm our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Table of Contents
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name	Title	Action	Adoption/Termination Date	Expiration Date (1)	Aggregate # of Securities to be Purchased/Sold
Alexander Blum	SVP, Chief Operating Officer	Adopted	May 15, 2026	August 27, 2027	310,473[2]
Shlomo Dovrat[3]	Director	Adopted	June 15, 2026	December 31, 2026	75,000
(1)    Each of the plans expire (or, with respect to terminated plans, were originally set to expire) on the respective dates shown, or upon the earlier completion of all authorized transactions under the plans.
(2)    Represents the maximum number of shares subject to the trading plan, only a portion of which may be sold as the trading plan was designed to sell the net shares following the sell to cover taxes for each vesting event for all awards under his plan until August 27, 2027.
(3)    Mr. Dovrat resigned as a director of the Company, effective July 24, 2026.

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

UNITY SOFTWARE INC.

Date: August 6, 2026	By:	/s/ Michael Lieb
Michael Lieb
Chief Accounting Officer
(Principal Accounting Officer)