Form 10-Q
period 2026-09-30
Unity Software Inc.
filed 2026-11-05
CIK 1810806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, there were 443,828,709 shares of the registrant's common stock outstanding.

UNITY SOFTWARE INC.
FORM 10‑Q
For the Quarter Ended September 30, 2026

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10‑Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. Readers are cautioned that these forward‑looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified and discussed in greater detail in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 11, 2026, “Part II, Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2026 and August 6, 2026, and below, under "Part II, Item 1A. Risk Factors."
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
Investors and others should note that we may announce material business and financial information using our investor relations website (www.investors.unity.com), our blog, social media, our filings with the Securities and Exchange Commission, press releases, public conference calls, and public webcasts as means of complying with our disclosure obligations under Regulation FD. We encourage investors and others interested in our company to review the information that we make available.

Table of Contents	Unity Software Inc.
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share par value)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,646,439	$2,055,840
Accounts receivable, net	833,522	643,611
Prepaid expenses and other	91,200	113,012
Total current assets	3,571,161	2,812,463
Property and equipment, net	46,407	68,289
Goodwill	3,155,607	3,166,304
Intangible assets, net	86,403	650,544
Other assets	104,512	140,006
Total assets	$6,964,090	$6,837,606
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,161	$13,981
Accrued expenses and other	312,060	299,541
Publisher payables	513,236	431,494
Deferred revenue	248,652	224,405
Current portion of convertible notes	557,540	556,451
Total current liabilities	1,649,649	1,525,872
Convertible notes	1,680,905	1,678,899
Long-term deferred revenue	20,895	14,038
Other long-term liabilities	84,164	122,660
Total liabilities	3,435,613	3,341,469
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interests	273,279	252,637
Stockholders' equity:
Common stock, $0.000005 par value:
Authorized shares - 1,000,000 and 1,000,000
Issued and outstanding shares - 443,800 and 432,860	2	2
Additional paid-in capital	7,632,029	7,378,295
Accumulated other comprehensive income (loss)	5,521	(2,156)
Accumulated deficit	(4,388,696)	(4,138,709)
Total Unity Software Inc. stockholders' equity	3,248,856	3,237,432
Noncontrolling interest	6,342	6,068
Total stockholders' equity	3,255,198	3,243,500
Total liabilities and stockholders' equity	$6,964,090	$6,837,606
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$622,092	$470,615	$1,676,798	$1,346,559
Cost of revenue	112,505	120,332	575,851	348,500
Gross profit	509,587	350,283	1,100,947	998,059
Operating expenses
Research and development	251,148	244,357	783,848	679,789
Sales and marketing	103,471	165,869	431,216	489,395
General and administrative	54,321	65,913	168,868	201,418
Total operating expenses	408,940	476,139	1,383,932	1,370,602
Operating income (loss)	100,647	(125,856)	(282,985)	(372,543)
Interest expense	(6,043)	(6,043)	(18,095)	(17,964)
Interest income and other income (expense), net	24,325	14,448	45,730	92,396
Income (loss) before income taxes	118,929	(117,451)	(255,350)	(298,111)
Provision for (benefit from) income taxes	(2,661)	9,377	(7,341)	13,989
Net income (loss)	121,590	(126,828)	(248,009)	(312,100)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	361	(466)	1,978	702
Net income (loss) attributable to Unity Software Inc.	$121,229	$(126,362)	$(249,987)	$(312,802)

Basic net income (loss) per share attributable to common stockholders of Unity Software Inc. (Note 10)	$0.27	$(0.30)	$(0.59)	$(0.75)
Diluted net income (loss) per share attributable to common stockholders of Unity Software Inc. (Note 10)	$0.25	$(0.30)	$(0.59)	$(0.75)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$121,590	$(126,828)	$(248,009)	$(312,100)
Other comprehensive income, net of taxes:
Change in foreign currency translation adjustment	2,841	1,353	9,712	5,247
Other comprehensive income	2,841	1,353	9,712	5,247
Comprehensive income (loss)	124,431	(125,475)	(238,297)	(306,853)
Net income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	361	(466)	1,978	702
Foreign currency translation attributable to noncontrolling interest and redeemable noncontrolling interests	600	282	2,035	1,100
Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interests	961	(184)	4,013	1,802
Comprehensive income (loss) attributable to Unity Software Inc.	$123,470	$(125,291)	$(242,310)	$(308,655)
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2026
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interest (1)	Equity
Balance at June 30, 2026	439,987,102	$2	$7,540,533	$3,280	$(4,509,925)	$3,033,890	$6,276	$3,040,166
Issuance of common stock from employee equity plans	1,596,481		34,155			34,155		34,155
Issuance of common stock for settlement of RSUs	2,216,273					—		—
Stock‑based compensation expense			62,998			62,998		62,998
Net Income					121,229	121,229	25	121,254
Adjustments to redeemable noncontrolling interest			(5,657)			(5,657)		(5,657)
Other comprehensive income				2,241		2,241	41	2,282
Balance at September 30, 2026	443,799,856	$2	$7,632,029	$5,521	$(4,388,696)	$3,248,856	$6,342	$3,255,198

	Three Months Ended September 30, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at June 30, 2025	420,440,864	$2	$7,116,124	$(6,349)	$(3,922,384)	$3,187,393	$5,985	$3,193,378
Issuance of common stock from employee equity plans	4,577,455		54,082			54,082		54,082
Issuance of common stock for settlement of RSUs	2,759,765					—		—
Stock‑based compensation expense			91,948			91,948		91,948
Net loss					(126,362)	(126,362)	(32)	(126,394)
Adjustments to redeemable noncontrolling interest			(4,635)			(4,635)		(4,635)
Other comprehensive income				1,071		1,071	20	1,091
Balance at September 30, 2025	427,778,084	$2	$7,257,519	$(5,278)	$(4,048,746)	$3,203,497	$5,973	$3,209,470
.
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2026
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2025	432,859,941	$2	$7,378,295	$(2,156)	$(4,138,709)	$3,237,432	$6,068	$3,243,500
Issuance of common stock from employee equity plans	2,842,666		50,349			50,349		50,349
Issuance of common stock for settlement of RSUs	8,097,249					—		—
Stock‑based compensation expense			220,288			220,288		220,288
Net loss					(249,987)	(249,987)	135	(249,852)
Adjustments to redeemable noncontrolling interest			(16,903)			(16,903)		(16,903)
Other comprehensive income				7,677		7,677	139	7,816
Balance at September 30, 2026	443,799,856	$2	$7,632,029	$5,521	$(4,388,696)	$3,248,856	$6,342	$3,255,198

	Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other		Unity Software Inc.
	Common Stock		Paid‑In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest (1)	Equity
Balance at December 31, 2024	409,392,524	$2	$6,936,038	$(9,425)	$(3,735,944)	$3,190,671	$5,850	$3,196,521
Issuance of common stock from employee equity plans	8,714,707		85,476			85,476		85,476
Issuance of common stock for settlement of RSUs	9,670,853					—		—
Purchase of capped calls			(44,436)			(44,436)		(44,436)
Stock‑based compensation expense			293,295			293,295		293,295
Net loss					(312,802)	(312,802)	48	(312,754)
Adjustments to redeemable noncontrolling interest			(12,854)			(12,854)		(12,854)
Other comprehensive income				4,147		4,147	75	4,222
Balance at September 30, 2025	427,778,084	$2	$7,257,519	$(5,278)	$(4,048,746)	$3,203,497	$5,973	$3,209,470
(1)    Excludes redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(248,009)	$(312,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	297,616	329,038
Stock-based compensation expense	219,884	292,362
Gain on repayment of convertible note	—	(42,744)
Impairment of intangible assets	270,506	—
Impairment of property and equipment	8,447	4,911
Impairment of investments	15,000	—
Other	(489)	(4,520)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(207,588)	(25,834)
Prepaid expenses and other	21,855	10,087
Other assets	16,247	30,558
Accounts payable	4,380	5,899
Accrued expenses and other	15,260	4,289
Publisher payables	96,671	2,906
Other long-term liabilities	(38,203)	(31,656)
Deferred revenue	29,292	38,324
Net cash provided by operating activities	500,869	301,520
Investing activities
Purchases of non-marketable investments	—	(2,000)
Proceeds from sale of business	37,152	—
Purchases of property and equipment	(12,746)	(16,271)
Net cash provided by (used in) investing activities	24,406	(18,271)
Financing activities
Proceeds from issuance of convertible notes	—	690,000
Purchase of capped calls	—	(44,436)
Payment of debt issuance costs	—	(13,236)
Repayments of convertible note	—	(641,691)
Proceeds from issuance of common stock upon exercise of stock options and purchase of ESPP shares	50,349	85,476
Net cash provided by financing activities	50,349	76,113
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	11,544	21,845
Increase in cash, cash equivalents, and restricted cash	587,168	381,207
Cash, cash equivalents, and restricted cash, beginning of period	2,064,301	1,527,881
Cash, cash equivalents, and restricted cash, end of period	$2,651,469	$1,909,088

Table of Contents	Unity Software Inc.

UNITY SOFTWARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$10,000
Cash paid for income taxes, net of refunds	$2,550	$6,868
Cash paid for operating leases	$25,394	$33,015
Supplemental disclosures of non‑cash investing and financing activities:
Assets acquired under operating lease	$14,550	$6,987
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents	Unity Software Inc.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. For us, these estimates are used for, but not limited to, revenue recognition, contingent liabilities, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the measurement of liabilities for future payments related to employee separation, the fair value of stock-based compensation, the fair value of redeemable noncontrolling interests, the fair value and useful lives of long-lived assets, and the fair value of equity investments where we use the measurement alternative. Actual results could differ from those estimates, and such differences could be material to our financial position and results of operations.
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
Furthermore, as a result of this evaluation, we revised our estimates of the remaining useful lives for certain assets within the asset group, from two to three years down to one to two years, effective April 1, 2026. These assets are primarily included in “Intangible assets, net” on our consolidated balance sheets, and are “developed technology” within intangible assets. The shortened useful lives are due to the shortened remaining time that Unity intends to operate these related businesses, as discussed in the above announcement. The effect of this change in estimate for the three months ended September 30, 2026, was an increase in amortization expense and decrease in operating income of approximately $3 million, a reduction in net income of approximately $2 million, a decrease in our basic net income per

Table of Contents	Unity Software Inc.
share of approximately $0.01 per share, and no change to the diluted net income per share. The effect of this change in estimate for the nine months ended September 30, 2026, was an increase in amortization expense and decrease in operating income of approximately $6 million, an increase in net loss of approximately $4 million, and an increase in our basic and diluted net loss per share of approximately $0.01 per share.
Sale of Supersonic Business
As of June 30, 2026, we classified certain assets and liabilities associated with our Supersonic business as held-for-sale in connection with our strategic decision to exit the Supersonic business. We subsequently completed the sale of our Supersonic business on August 4, 2026. Proceeds from the sale were $38.0 million net of direct expenses incurred as part of the sale, and subject to certain post-close adjustments. This resulted in a gain on sale of business of $4.5 million for the three and nine months ended September 30, 2026, recorded primarily within general and administrative expense.
The assets sold consisted primarily of developed technology and customer relationship intangible assets, accounts receivable, and an allocated portion of goodwill associated with the Supersonic business. Upon classification as held-for-sale, the related long-lived assets ceased being depreciated or amortized. The liabilities sold primarily included publisher payables, accrued expenses, and other operating liabilities directly associated with Supersonic.
In connection with the held-for-sale classification, we evaluated the recoverability of long-lived assets within the Supersonic disposal group and subsequently measured the disposal group at the lower of its carrying amount and fair value less cost to sell. As a result of this evaluation, we recognized no impairment charges during the three and nine months ended September 30, 2026.
The following table summarizes the major classes of assets and liabilities which were classified as held-for-sale, and sold on August 4, 2026 (in thousands):

As of
August 4, 2026
Accounts receivable, net	$19,212
Prepaid expenses and other	866
Property and equipment, net	175
Goodwill	10,697
Intangible assets, net	21,992
Assets held-for-sale	$52,942

Accounts payable	$36
Accrued expenses and other	3,092
Publisher payables	14,928
Other long-term liabilities	1,453
Liabilities held-for-sale	$19,509
Employee Separation and Restructuring Costs
In connection with our ongoing restructuring efforts, we incurred incremental employee separation costs and other non-employee charges of approximately $51 million in the nine months ended September 30, 2026, mainly related to the planned closure of Unity France. The majority of these incremental charges were recorded within research and development. As of September 30, 2026, we have accrued $24 million of these incremental employee separation costs, primarily in "Accrued expenses and other" on our condensed consolidated balance sheets.
In the nine months ended September 30, 2025, we incurred incremental employee separation costs of approximately $23 million, primarily within sales and marketing and research and development.

Table of Contents	Unity Software Inc.
Additionally, for the nine months ended September 30, 2025 we incurred $16 million of other restructuring costs, primarily related to office closures.
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
2. Revenue
The following table presents our revenue disaggregated by source, which also have similar economic characteristics (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Create Solutions	$165,070	$152,359	$479,335	$456,519
Grow Solutions	457,022	318,256	1,197,463	890,040
Total revenue	$622,092	$470,615	$1,676,798	$1,346,559
The following table presents our revenue disaggregated by geography, based on the invoice address of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$144,463	$130,741	$428,656	$379,396
Greater China (1)	157,444	90,458	372,573	239,235
EMEA (2)	184,715	147,953	508,659	441,262
APAC (3)	122,528	89,359	330,807	252,735
Other Americas (4)	12,942	12,104	36,103	33,931
Total revenue	$622,092	$470,615	$1,676,798	$1,346,559
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

Table of Contents	Unity Software Inc.
September 30, 2026 and December 31, 2025, the allowance for uncollectible amounts was $9.3 million and $10.9 million, respectively.
Sales Commissions
Sales commissions that have a benefit beyond one year are capitalized and amortized on a straight-line method over the expected period of benefit, which is generally three years. As of September 30, 2026, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $3.7 million and $1.8 million, respectively. As of December 31, 2025, capitalized commissions, net of amortization, included in prepaid expenses and other and other assets were $5.4 million and $2.8 million, respectively.
During the three and nine months ended September 30, 2026, we recorded amortization costs of $1.5 million and $4.7 million, respectively, in sales and marketing expenses, as compared to $1.7 million and $5.5 million during the three and nine months ended September 30, 2025, respectively. We did not incur any impairment losses for the three and nine months ended September 30, 2026 and 2025.
Contract Balances and Remaining Performance Obligations
Contract assets (unbilled receivables), primarily included in accounts receivable, net, are recorded when revenue is earned in advance of customer billing schedules. Unbilled receivables totaled $16.8 million and $15.8 million as of September 30, 2026 and December 31, 2025, respectively. The long term portion of those unbilled receivables was included in other long-term assets on our consolidated balance sheets, and was not material as of September 30, 2026 and December 31, 2025.
Contract liabilities (deferred revenue) relate to payments received in advance of performance under the contract. Revenue recognized during the nine months ended September 30, 2026 that was included in the deferred revenue balances at January 1, 2026 was $200 million.
Additionally, we have performance obligations associated with commitments in customer contracts to perform in the future that had not yet been recognized in our consolidated financial statements. For contracts with original terms that exceed one year, those commitments not yet recognized as of September 30, 2026, were $597 million and relate primarily to Create Solutions subscriptions, Enterprise Support, and Strategic Partnerships. These commitments generally extend over the next one to five years and we expect to recognize approximately $292 million or 49% of this revenue during the next 12 months.
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
The following table summarizes, by major security type, our cash, cash equivalents, and restricted cash that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2026	December 31, 2025
	Fair Value (1)
Cash	$533,863	$708,788
Level 1:
Restricted cash and cash equivalents:
Restricted cash	$5,030	$8,461
Money market funds	551,182	469,017
Time deposits	1,561,394	878,035
Total restricted cash and cash equivalents	$2,117,606	$1,355,513
Total cash, cash equivalents, and restricted cash	$2,651,469	$2,064,301
(1)    Due to the highly liquid nature of our investments, amortized cost approximates fair value.
Nonrecurring Fair Value Measurements
We hold equity investments in certain unconsolidated entities without a readily determinable fair value. These investments represent less than a 20% voting interest in each of the entities, and we do not have significant influence over or control of the entities. We use the measurement alternative to account for adjustments to these investments for observable transactions for the same or similar investments of the same issuer in any given quarter. If we determine an impairment has occurred, the investment is written down to the estimated fair value. As of September 30, 2026 and December 31, 2025, such equity investments totaled $20.0 million and $35.0 million, respectively. We recorded a $15.0 million impairment charge related to the wind down of a single investment, during the nine months ended September 30, 2026. No other adjustments to the carrying value of these equity investments were recorded during the three and nine months ended September 30, 2026, and 2025.
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
The following table presents the changes in redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$266,727	$240,697	$252,637	$230,627
Net income (loss) attributable to redeemable noncontrolling interests	336	(434)	1,843	654
Accretion for redeemable noncontrolling interests	2,982	3,410	7,756	8,001
Foreign currency translation and foreign exchange adjustments for redeemable noncontrolling interests	3,234	1,487	11,043	5,878
Balance at end of period	$273,279	$245,160	$273,279	$245,160

Table of Contents	Unity Software Inc.
5. Leases
We have operating leases for offices, which have remaining lease terms of up to eleven years.
Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$7,269	$8,661	$21,143	$24,233
Variable lease expense	864	1,680	3,419	4,254
Sublease income	(2,505)	(1,148)	(5,821)	(2,661)
Total lease expense	$5,628	$9,193	$18,741	$25,826
Supplemental balance sheet information related to leases was as follows (in thousands, except weighted-average figures):

		As of
	Classification	September 30, 2026	December 31, 2025
Operating lease assets	Other assets	$59,144	$62,207

Current operating lease liabilities	Accrued expenses and other	$27,991	$28,421
Long-term operating lease liabilities	Other long-term liabilities	52,819	60,961
Total operating lease liabilities		$80,810	$89,382
As of September 30, 2026 and December 31, 2025, our operating leases had a weighted-average remaining lease term of 4.2 years and 3.8 years, respectively, and a weighted-average discount rate of 5.7% and 5.0%, respectively.
As of September 30, 2026, our lease liabilities were as follows (in thousands):

Operating Leases
Gross lease liabilities	$90,959
Less: imputed interest	10,149
Present value of lease liabilities	$80,810
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
As of September 30, 2026, we had $2.2 billion of unsecured convertible notes outstanding including $690 million of the 2030 Notes, $1.0 billion issued in November 2022 (the "2027 Notes"), $558 million issued in November 2021 (the "2026 Notes", together with the 2027 Notes and 2030 Notes, the "Notes"), in “Current portion of convertible notes” and "Convertible notes" on our consolidated balance sheets. The table below summarizes the principal and unamortized debt issuance costs and other material features of the Notes (in thousands):

					Carrying Amount as of
	Conversion Rate per $1,000 Principal	Initial Conversion Price	Maturities	Stated Interest Rates	September 30, 2026	December 31, 2025
Convertible notes:
Principal – 2026 Notes	3.2392	$308.72	2026	0.0%	$557,724	$557,724
Principal – 2027 Notes	20.4526	$48.89	2027	2.0%	1,000,000	1,000,000
Principal – 2030 Notes	27.6656	$36.15	2030	0.0%	690,000	690,000
Unamortized debt issuance costs, net					(9,279)	(12,374)
Net carrying amount					$2,238,445	$2,235,350
1)    We entered into capped call transactions in connection with the 2026 and 2030 Notes. The cap price of the capped call transactions relating to the 2026 Notes and 2030 Notes was initially $343.02 and $47.74, respectively, subject to certain adjustments under the terms of the capped call transactions. See below "--Capped Call Transactions."
Interest on the Notes is payable semi-annually in arrears. The combined interest expense on the Notes related to regular interest and the amortization of debt issuance cost was $6.0 million and $18.1 million for the three and nine months ended September 30, 2026, respectively, and $6.1 million and $18.0 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the estimated fair value of the 2030 Notes was approximately $931 million and $1.0 billion, respectively, the estimated fair value of the 2027 Notes was approximately $1.1 billion and $1.2 billion, respectively, and the estimated fair value of the 2026 Notes was approximately $555 million and $540 million, respectively. The fair value of the 2027 Notes was based on a combination of a discounted cash flow and Black-Scholes option-pricing model. The fair value of the 2030 Notes and 2026 Notes was based on quoted prices as of that date.
The 2027 Notes may be converted at the election of the holders thereof at any time prior to maturity. On August 15, 2026, the 2026 Notes became convertible at the election of the holders thereof and remain convertible until the second scheduled trading day immediately preceding the maturity thereof. The 2030 Notes are convertible at the option of the respective holders thereof if a conversion condition applicable to such series of Notes is triggered. During the three and nine months ended September 30, 2026, none of the conversion conditions of the 2030 Notes were triggered, and the 2030 Notes were not convertible as of September 30, 2026.
Any conversion of the 2026 Notes on or after August 15, 2026, will be satisfied in cash up to the principal amount of the 2026 Notes plus shares of our common stock for any premium above par. Any such conversion of the 2027 Notes and 2030 Notes described above may be satisfied at our election with either cash, shares of our common stock, or a combination of cash and shares of our common stock. The conversion rates for the Notes are subject to customary adjustments for certain events as described in the relevant indenture governing the Notes.
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

Table of Contents	Unity Software Inc.
certain conditions are met, as described in the indentures governing the 2026 Notes and 2030 Notes respectively.
As of September 30, 2026, no holders of the Notes have exercised the conversion rights.
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
7. Commitments and Contingencies
The following table summarizes our non-cancelable contractual commitments as of September 30, 2026 (in thousands):

	Total	Remainder of 2026	2027‑2028	2029‑2030	Thereafter
Operating leases (1)	$104,453	$8,824	$53,433	$20,332	$21,864
Purchase commitments (2)	1,390,256	109,548	870,846	409,862	—
Convertible note principal and interest (3)	2,277,724	567,724	1,020,000	690,000	—
Equity investments (4)	100,000	—	100,000	—	—
Total	$3,872,433	$686,096	$2,044,279	$1,120,194	$21,864
(1)    Operating leases consist of obligations for real estate, including leases that are not yet commenced or reflected on our consolidated balance sheet with future minimum lease payments of $13.5 million. These leases will commence in 2026 and 2027, with lease terms of approximately two to eleven years.
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
Legal Matters
In the normal course of business, we are party to various legal disputes that we believe are of the type common to companies engaged in our lines of business, including but not limited to commercial disputes, employment issues, tax disputes and disputes involving claims by third parties that our activities infringe their Intellectual Property ("IP") rights, as well as regulatory investigations or inquiries. Legal proceedings and regulatory investigations or inquiries are often complex, may require the expenditure of

Table of Contents	Unity Software Inc.
significant funds and other resources, and the outcomes of such proceedings are inherently uncertain, with material adverse outcomes possible. IP claims generally involve the demand by a third-party that we cease the use or sale of the allegedly infringing products, processes or technologies and/or pay damages or royalties for past, present and future use of the allegedly infringing IP. These disputes may involve highly complex and technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we pursue litigation to assert our IP rights. Regardless of the merit or resolution of any such litigation, complex IP litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
Contingency Assessment
We are currently engaged in a number of legal actions in the ordinary course of our business; however, we do not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings, ongoing regulatory investigations or tax disputes, taken individually or as a whole, will have a material adverse effect on our condensed consolidated financial statements. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation, regulatory investigations or tax disputes are inherently uncertain, and material adverse outcomes are possible. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement, and the maximum potential amount of future indemnification payments may not be subject to a cap. As of September 30, 2026, we have not incurred any material costs as a result of such obligations and we have not accrued any material liabilities related to such obligations in the accompanying condensed consolidated financial statements.
Letters of Credit
We had $5.0 million and $8.5 million of secured letters of credit outstanding as of September 30, 2026 and December 31, 2025, respectively. These primarily relate to our office space leases and are fully collateralized by certificates of deposit which we record in restricted cash as "Other assets" and "Prepaid expenses and other" on our condensed consolidated balance sheets.

Table of Contents	Unity Software Inc.
8. Stock‑Based Compensation
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$4,972	$9,111	$19,926	$28,084
Research and development	32,379	46,061	113,894	147,706
Sales and marketing	9,227	17,894	36,679	57,063
General and administrative	17,455	18,902	50,647	59,509
Total stock-based compensation expense	$64,033	$91,968	$221,146	$292,362
Stock Options
A summary of our stock option, including price-vested options ("PVO"), activity is as follows:

	Options Outstanding
	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Balance as of December 31, 2025	12,474,347	$25.39	4.40
Exercised	(2,284,315)	$18.25
Forfeited, cancelled, or expired	(709,142)	$64.72
Balance as of September 30, 2026	9,480,890	$24.17	4.02
Restricted Stock Units
A summary of our restricted stock units ("RSU"), including price-vested units ("PVU"), and performance-based restricted stock units ("PSU"), activity is as follows:

	Unvested RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	24,927,722	$25.18
Granted	14,366,286	$23.40
Vested	(8,097,823)	$25.29
Forfeited	(6,135,025)	$23.94
Unvested as of September 30, 2026	25,061,160	$24.43
Price-Vested Options and Price-Vested Units
The vesting for each of the PVOs and PVUs is subject to the fulfillment of both a service period that extends up to four and three years, respectively, and the achievement of a stock price hurdle during the relevant performance period that extends up to six and five years, respectively. The fair value of each PVO and PVU award is estimated using a Monte Carlo simulation that uses assumptions determined on the date of grant. No outstanding options or units, which had not already met their price hurdle in a prior period, attained their price hurdle in 2026.
Performance-Based Restricted Stock Units
Starting in the first quarter of 2025, we have periodically issued PSUs to certain executives as part of their compensation. The vesting for each PSU is subject to the fulfillment of both a service period of

Table of Contents	Unity Software Inc.
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
Fair Value Assumptions
The calculated grant-date fair value of stock options, PVUs, and PVOs granted, were estimated using the Black-Scholes option-pricing model for stock options, and a Monte Carlo simulation for the PVUs and PVOs, with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026	2025
Expected dividend yield	—	—	—
Risk-free interest rate	4.3%	4.3%	4.1%
Expected volatility	76.2%	76.2%	69.5%
Expected term (in years)	5.00	5.00	6.25
Fair value of underlying common stock	$45.45	$45.45	$24.72
Employee Stock Purchase Plan
The fair value of shares offered under our Employee Stock Purchase Plan ("ESPP") was determined on the grant date using the Black-Scholes option pricing model. The following table summarizes the assumptions used and the resulting grant-date fair values of our ESPP:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Expected dividend yield	—	—
Risk-free interest rate	4.0%	4.0% - 4.3%
Expected volatility	72.4%	72.4% - 73.4%
Expected term (in years)	0.50	0.50
Grant-date fair value per share	$14.03	$9.26 - $14.03
Additional information related to the ESPP is provided below (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2026	2025
Shares issued under the ESPP	438,133	558,351	1,132,006
Weighted-average price per share issued	$20.14	$15.49	$16.49
During 2025, we suspended the ESPP program, effective in the first quarter of 2026. As a result of the suspension, no new offering periods have commenced after March 2, 2026.
9. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update the estimated annual

Table of Contents	Unity Software Inc.
effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in how we do business, and tax law developments.
Our effective tax rate for the three and nine months ended September 30, 2026 and 2025 differs from the U.S. federal statutory tax rate of 21% primarily due to the need to record a valuation allowance on U.S. losses and tax expense on foreign earnings and losses taxed at different rates.
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
As of September 30, 2026, we had $187.8 million of gross unrecognized tax benefits, of which $36.2 million would impact the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits as of September 30, 2026 could increase or decrease significantly as the timing of the resolution, settlement, and closure of audits is highly uncertain. We believe that we have adequately provided for any reasonably foreseeable outcome related to our tax audits and that any settlement will not have a material impact on our financial condition and operating results at this time.
10. Net Income (Loss) per Share of Common Stock
Basic net income (loss) per share is calculated using our weighted-average outstanding shares of common stock, including the impact of the redeemable noncontrolling interest from our China JV. Diluted net income (loss) per share is calculated using our weighted-average outstanding common stock including the dilutive effect of convertible notes using the if-converted method, and the dilutive effect of stock awards as determined under the treasury stock method. Stock awards include outstanding stock options, PVOs, RSUs, PVUs, PSUs, and ESPP units. Potential dilutive shares of common stock are excluded from the computation of diluted net income (loss) per share, if the impact of including them would have been antidilutive.

Table of Contents	Unity Software Inc.
The following table shows the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Unity Software Inc.	$121,229	$(126,362)	$(249,987)	$(312,802)
Accretion for redeemable noncontrolling interests	(2,982)	—	(7,756)	—
Net income (loss) attributable to common stockholders of Unity Software Inc.	$118,247	$(126,362)	$(257,743)	$(312,802)

Weighted-average shares used in computation of basic net income (loss) per share	441,557	424,296	437,930	417,919
Basic net income (loss) per share attributable to common stockholders of Unity Software Inc.	$0.27	$(0.30)	$(0.59)	$(0.75)

Net income (loss) attributable to common stockholders of Unity Software Inc.	$118,247	$(126,362)	$(257,743)	$(312,802)
Increase from forgone financing costs on dilutive convertible notes, net of tax	4,686	—	—	—
Diluted net income (loss) attributable to common stockholders of Unity Software Inc.	$122,933	$(126,362)	$(257,743)	$(312,802)

Weighted-average shares used in computation of basic net income (loss) per share	441,557	424,296	437,930	417,919
Convertible notes	41,348	—	—	—
Stock options and PVOs	3,780	—	—	—
Unvested RSUs, PVUs, and PSUs	11,480	—	—	—
Weighted-average shares used in computation of diluted net income (loss) per share	498,165	424,296	437,930	417,919

Diluted net income (loss) per share attributable to common stockholders of Unity Software Inc.	$0.25	$(0.30)	$(0.59)	$(0.75)
The following table presents the total number of potentially dilutive common stock, which were excluded from the computation of diluted net income (loss) per share since their effect would have been antidilutive, outstanding as of the end of each period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Convertible notes	—	41,348	41,348	41,348
Stock options and PVOs	1,529	14,395	9,481	14,395
Unvested RSUs, PVUs, and PSUs	3,443	28,301	25,061	28,301
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

Table of Contents	Unity Software Inc.
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
12. Subsequent Event
In October 2026, we entered into an agreement to purchase, and completed the purchase of, a minority, equity interest in a private company for $100 million. We are still evaluating the accounting for this transaction.

Table of Contents	Unity Software Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K filed with the SEC on February 11, 2026, "Part II, Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2026, and August 6, 2026, and "Part II, Item 1A. Risk Factors" included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. See the section titled "Note Regarding Forward-Looking Statements" in this report.
Overview
Unity offers a suite of tools to develop, deploy, and grow games and interactive experiences across all major platforms from mobile, PC, and console, to extended reality (XR).
Our platform consists of two complementary sets of solutions: Create Solutions and Grow Solutions.
Recent Developments in Our Business
In the first quarter of 2026, we announced we would sunset the ironSource Ads Network, one of our monetization networks, and we began the process of exiting our Supersonic game publishing business. Revenue from these businesses is now included in non-strategic revenue for all periods presented. The sunset of the ironSource Ads Network was substantially completed in the second quarter of 2026, and on August 4, 2026, we completed the sale of our Supersonic business for net proceeds of $38.0 million, resulting in a gain on sale of business of $4.5 million, recorded primarily within general and administrative expense.

Table of Contents	Unity Software Inc.
Results of Operations
The following table summarizes our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$622,092	$470,615	$1,676,798	$1,346,559
Cost of revenue	112,505	120,332	575,851	348,500
Gross profit	509,587	350,283	1,100,947	998,059
Operating expenses
Research and development	251,148	244,357	783,848	679,789
Sales and marketing	103,471	165,869	431,216	489,395
General and administrative	54,321	65,913	168,868	201,418
Total operating expenses	408,940	476,139	1,383,932	1,370,602
Operating income (loss)	100,647	(125,856)	(282,985)	(372,543)
Interest expense	(6,043)	(6,043)	(18,095)	(17,964)
Interest income and other income (expense), net	24,325	14,448	45,730	92,396
Income (loss) before income taxes	118,929	(117,451)	(255,350)	(298,111)
Provision for (benefit from) income taxes	(2,661)	9,377	(7,341)	13,989
Net income (loss)	$121,590	$(126,828)	$(248,009)	$(312,100)
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	18	26	34	26
Gross profit	82	74	66	74
Operating expenses
Research and development	40	52	47	51
Sales and marketing	17	35	26	36
General and administrative	9	14	10	15
Total operating expenses	66	101	83	102
Operating income (loss)	16	(27)	(17)	(28)
Interest expense	(1)	(1)	(1)	(1)
Interest income and other income (expense), net	4	3	3	7
Income (loss) before income taxes	19	(25)	(15)	(22)
Provision for (benefit from) income taxes	(1)	2	—	1
Net income (loss)	20%	(27)%	(15)%	(23)%
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
As a result of the sunsetting of the ironSource Ads Network (one of our monetization networks), and divestiture of our Supersonic game publishing services, we expect Grow Solutions revenue to consist primarily of our "Unity Ads Network" (our principal monetization network) by the end of 2026.
Our total revenue is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Create Solutions	$165,070	$152,359	$479,335	$456,519
Grow Solutions	457,022	318,256	1,197,463	890,040
Total revenue	$622,092	$470,615	$1,676,798	$1,346,559
Total revenue increased in the three and nine months ended September 30, 2026 from the prior year periods, primarily due to an increase in Grow Solutions revenue from growth in the Unity Ads Network, driven by Unity Vector, partially offset by decreases in revenue from the ironSource Ads Network.
Total revenue also increased due to an increase in Create Solutions revenue, driven by higher subscription revenue, partially offset by lower cloud and hosting services revenue, resulting from our 2025 portfolio reset. Create Solutions subscription revenue in 2025 included approximately $12 million from the sale of a term license in the second quarter of 2025.
Included in revenue in the nine months ended September 30, 2026 and 2025, are approximately $161 million and $299 million, respectively, of non-strategic portfolio revenue, primarily in Grow Solutions.
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
Cost of revenue for the three months ended September 30, 2026 decreased from the prior year period, primarily due to a decrease in amortization of intangible assets, resulting from the impairment charge recognized in the first quarter of 2026, partially offset by increases in direct costs associated with our advertising offerings, and in hosting expenses.
Cost of revenue for the nine months ended September 30, 2026 increased from the prior year period, primarily due to the impairment of long-lived intangible assets recognized in the first quarter of 2026, partially offset by a decrease in the amortization of intangible assets resulting from the reduced asset base following that impairment. To a lesser extent, the increase also reflected higher direct costs associated with our advertising offerings and higher hosting expenses, both driven by growth in related revenue streams.
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
In the first quarter of 2026, we announced we would sunset the ironSource Ads Network and would sell our Supersonic game publishing business. Following these announcements, we incurred incremental impairment charges of $279 million, in the nine months ended September 30, 2026, associated with these decisions. The impairment charges include $227 million within cost of revenue, and $47 million within sales and marketing expense. Furthermore, in the nine months ended September 30, 2026, we incurred employee separation costs and other non-employee charges of approximately $51 million from our ongoing global restructuring efforts, primarily related to the planned closure of Unity France. These incremental charges are primarily in research and development. Finally upon the sale of Supersonic on August 4, 2026, we recorded a gain on sale of business of $4.5 million, primarily within general and administrative expense.
Research and Development
Research and development expenses primarily consist of personnel-related costs (including salaries, benefits, and stock-based compensation) for the design and development of our platform, hosting expenses, and amortization expenses related to intangible assets. We expect our research and development expenses to increase in absolute dollars in the long term, as we invest in new solutions, expand features and functionality with existing solutions, support our artificial intelligence ("AI") and machine learning initiatives, and enter new markets. We expect research and development expenses to fluctuate as a percentage of revenue from period to period.
Research and development expense for the three months ended September 30, 2026 increased from the prior year period, primarily due to an increase in hosting expenses, driven by our increased investments in Unity Vector, partially offset by decreases in personnel costs.
Research and development expense for the nine months ended September 30, 2026 increased from the prior year period, primarily due to an increase in amortization costs from the change in useful lives of certain intangible assets in 2025, and an increase in hosting expenses.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs (including salaries, benefits, and stock-based compensation), the amortization and impairment of intangible assets, and advertising and marketing programs, including user acquisition costs and digital account-based

Table of Contents	Unity Software Inc.
marketing, user events such as developer-centric conferences and our Unite user conferences. Our user acquisition costs have decreased as a result of the divestiture of the Supersonic business noted above. While we expect sales and marketing costs to remain below historical levels, they may fluctuate in future periods as we continue to invest in our business.
Sales and marketing expense for the three months ended September 30, 2026 decreased from the prior year period, primarily due to a decrease in amortization of intangible assets resulting from the impairment recognized in the first quarter of 2026, and a decrease in our user acquisition costs following the sale of the Supersonic business in the third quarter of 2026.
Sales and marketing expense for the nine months ended September 30, 2026 decreased from the prior year period, primarily due to decreases in amortization of intangible assets, driven by the impairment we recognized in the first quarter of 2026, and decreases in our user acquisition costs and personnel costs. These were partially offset by an impairment of long-lived intangible assets recognized in the first quarter of 2026.
General and Administrative
Our general and administrative expenses primarily consist of personnel-related costs (including salaries, benefits, and stock-based compensation) for finance, legal, human resources, IT and administrative employees; professional fees for external legal, accounting, and other professional services; and allocated overhead.
General and administrative expense for the three and nine months ended September 30, 2026 decreased from the prior year periods, primarily due to decreases in allocated overhead and personnel-related costs, both driven by reductions in our real estate footprint and in headcount, due to restructuring in 2025. The decrease was further driven by the gain from the sale of our Supersonic business in the third quarter of 2026.
Interest Expense
Interest expense consists primarily of interest expense associated with our convertible debt and amortization of debt issuance costs.
Interest expense for the three and nine months ended September 30, 2026 was substantially unchanged from the prior year periods.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, consists primarily of interest income earned on our cash and cash equivalents, impairments of equity investments, and foreign currency gains and losses. Our exposure to fluctuations in foreign currencies results primarily from our global operations, and related personnel expense.
Interest income and other income (expense), net, for the three months ended September 30, 2026 increased from the prior year period, primarily due to increases in interest income and foreign currency gains.
Interest income and other income (expense), net, for the nine months ended September 30, 2026 decreased from the prior year period, primarily due to gains on the repurchase of convertible debt of $42.7 million in the first quarter of 2025, and an impairment of an equity investment of $15.0 million in the first quarter of 2026.
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

Table of Contents	Unity Software Inc.
accounting principles in the jurisdictions in which we conduct business. See Note 9, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements.
Provision for (benefit from) income taxes for the three months ended September 30, 2026 decreased from the prior year period, primarily due to lower U.S. tax expense resulting from a change in our estimated annual effective tax rate, partially offset by higher earnings in foreign jurisdictions, including the gain on the sale of the Supersonic business.
Provision for (benefit from) income taxes for the nine months ended September 30, 2026 decreased from the prior year period, primarily due to a larger current-year tax benefit in foreign jurisdictions resulting from restructuring activities initiated in the first quarter of 2026 and lower U.S. tax expense resulting from a change in our estimated annual effective tax rate.
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
Adjusted Gross Profit, Adjusted EBITDA, and Adjusted EPS
We define adjusted gross profit as GAAP gross profit excluding stock-based compensation expense, amortization and impairment of intangible assets, depreciation expense, and restructuring and reorganization costs. We define adjusted gross margin as adjusted gross profit as a percentage of revenue. We define adjusted EBITDA as net income or loss excluding stock-based compensation expense, amortization and impairment of intangible assets, depreciation expense, gain on sale of business, restructuring and reorganization costs, interest expense, interest income and other income (expense), net and the provision for income taxes.
We define adjusted EPS as GAAP net income or loss excluding stock-based compensation expense, amortization and impairment of intangible assets, depreciation expense, gain on sale of business, restructuring and reorganization costs, and the income tax impact of the preceding adjustments (cumulatively "adjusted net income"), increased by the tax effected impacts from any relevant dilutive securities, divided by the diluted weighted-average outstanding shares. The effective tax rate used in calculating adjusted EPS is estimated for each period, based on the net income or loss adjusted for the items noted above, and may differ from the effective rate used in our financial statements. Shares of common stock that are excluded in our calculation of GAAP diluted net loss per share due to their antidilutive impact on such calculations, are included in the diluted weighted average outstanding shares used in our calculation of adjusted EPS, to the extent they have a dilutive impact on adjusted EPS given the adjusted net income in each period.
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
The following table presents a reconciliation of our adjusted gross profit to our GAAP gross profit, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
GAAP gross profit	$509,587	$350,283	$1,100,947	$998,059
Add:
Stock-based compensation expense	4,811	9,111	18,905	28,084
Amortization of intangible assets	5,695	27,293	39,314	80,990
Impairment of intangible assets	—	—	226,516	—
Depreciation expense	1,314	1,734	4,254	5,214
Restructuring and reorganization costs	4,766	(23)	8,628	786
Adjusted gross profit	$526,173	$388,398	$1,398,564	$1,113,133
GAAP gross margin	82%	74%	66%	74%
Adjusted gross margin	85%	82%	83%	83%
The following table presents a reconciliation of our adjusted EBITDA to net loss, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
GAAP net income (loss)	$121,590	$(126,828)	$(248,009)	$(312,100)
Stock-based compensation expense	63,076	91,561	215,521	288,312
Amortization of intangible assets	76,738	125,345	271,642	297,213
Impairment of intangible assets	—	—	278,666	—
Depreciation expense	8,148	10,548	25,974	31,825
Restructuring and reorganization costs	12,510	7,899	50,772	39,130
Gain on sale of business	(4,521)	—	(4,521)	—
Interest expense	6,043	6,043	18,095	17,964
Interest income and other income (expense), net	(24,325)	(14,448)	(45,730)	(92,396)
Provision for (benefit from) income taxes	(2,661)	9,377	(7,341)	13,989
Adjusted EBITDA	$256,598	$109,497	$555,069	$283,937

Table of Contents	Unity Software Inc.
The following table presents a reconciliation of adjusted EPS to diluted net income (loss) per share attributable to Unity Software Inc., the most directly comparable measures as determined in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
GAAP net income (loss)	$121,590	$(126,828)	$(248,009)	$(312,100)
Stock-based compensation expense	63,076	91,561	215,521	288,312
Amortization of intangible assets	76,738	125,345	271,642	297,213
Impairment of intangible assets	—	—	278,666	—
Depreciation expense	8,148	10,548	25,974	31,825
Restructuring and reorganization costs	12,510	7,899	50,772	39,130
Gain on sale of business	(4,521)	—	(4,521)	—
Income tax impact of adjusting items	(64,417)	(16,561)	(138,253)	(64,852)
Adjusted net income used for calculation of adjusted EPS, before impact of dilutive instruments	$213,124	$91,964	$451,792	$279,528
Increase from forgone financing costs on dilutive convertible notes, net of tax	4,686	4,714	14,030	14,014
Adjusted net income used for calculation of adjusted EPS, including impact of dilutive instruments	$217,810	$96,678	$465,822	$293,542

Weighted-average common shares used in GAAP basic net income (loss) per share attributable to common stockholders of Unity Software Inc.	441,557	424,296	437,930	417,919
Convertible notes	41,348	41,348	41,348	37,770
Stock options and PVOs	3,780	6,510	3,007	6,253
Unvested RSUs, PVUs, and PSUs	11,480	13,055	8,624	7,598
ESPP	—	130	42	261
Non-GAAP weighted-average common shares used in adjusted EPS	498,165	485,339	490,951	469,801

GAAP diluted net income (loss) per share attributable to common stockholders of Unity Software Inc.	$0.25	$(0.30)	$(0.59)	$(0.75)
Total impact on diluted net income (loss) per share attributable to common stockholders of Unity Software Inc. from non-GAAP adjustments and noncontrolling interests	$0.21	$0.52	$1.62	$1.42
Total impact on diluted net income (loss) per share attributable to common stockholders of Unity Software Inc. from antidilutive common stock now included	$(0.02)	$(0.02)	$(0.08)	$(0.05)
Adjusted EPS	$0.44	$0.20	$0.95	$0.62
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure as determined in accordance with GAAP, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$500,869	$301,520
Less:
Purchases of property and equipment	(12,746)	(16,271)
Free cash flow	$488,123	$285,249

Net cash provided by (used in) investing activities	$24,406	$(18,271)
Net cash provided by financing activities	$50,349	$76,113
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $2.6 billion, which were primarily held for working capital purposes. Our cash equivalents are invested primarily in time deposits and in government money market funds.
Our material cash requirements from known contractual and other obligations consist of our convertible notes, obligations under operating leases for office space, contractual obligations for hosting services to support our business operations, and our commitment to acquire shares of AppsFlyer. See Part I, Item 1, Note 7 — "Commitments and Contingencies" for additional discussion of our principal contractual commitments.
In the first quarter of 2025 we issued $690 million in aggregate principal amount of the 2030 Notes, the proceeds of which were used to fund repurchases of outstanding 2026 Notes. We previously issued $1.7 billion in aggregate principal amount of the 2026 Notes in November 2021, of which $688 million in aggregate principal amount was repurchased in first quarter 2025 for $642 million, and $480 million in aggregate principal amount was repurchased in March 2024 for $415 million. We also previously issued $1.0 billion in aggregate principal amount of the 2027 Notes. See Part I, Item 1, Note 6, "Borrowings" for additional discussion of the Notes.
Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $4.4 billion as of September 30, 2026. As a result, we may require additional capital to execute our strategic initiatives to grow our business.
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
Our changes in cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$500,869	$301,520
Net cash provided by (used in) investing activities	24,406	(18,271)
Net cash provided by financing activities	50,349	76,113
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	11,544	21,845
Net change in cash, cash equivalents, and restricted cash	$587,168	$381,207
Cash Provided by Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was primarily due to our net loss, adjusted for certain non-cash items, which include impairments, depreciation and amortization, stock-based compensation, and other, and to a lesser extent, an increase in operating assets and liabilities. Our cash flows can fluctuate from period to period due to revenue seasonality, timing of billings, collections, and publisher payments, and historical cash flows are not necessarily indicative of our results in any future period.
Cash Provided by Investing Activities
During the nine months ended September 30, 2026, net cash provided by investing activities consisted of proceeds from the sale of assets held for sale, partially offset by purchases of property and equipment.
Cash Provided by Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities consisted of proceeds from the issuance of common stock under our employee equity plans.
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
(b) Changes in Internal Control Over Financial Reporting
Based on management's evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Unity Software Inc.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 7. “Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
Item 1A. Risk Factors
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.
Purchasing or owning Unity common stock involves investment risks including, but not limited to, the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. Any one of those risks could harm our business, financial condition and results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
If we fail to timely release updates and new features to our platform, develop successful new products, or adapt and respond effectively to rapidly changing technology and customer needs, requirements, or preferences, our platform may become less competitive.
The markets in which we operate are subject to rapid technological change, changing customer needs, requirements and preferences, and are highly competitive. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes and competitive pressures on a timely basis. Emerging technologies like AI are likely to impact the way that customers utilize our solutions, as well as enhance the functionality of our solutions. If we do not continue to improve our AI capabilities and data infrastructure on a timely basis or at all, our business could be harmed.
Our ability to retain and expand within our existing customers and attract new ones, and increase our revenue, depends in large part on our ability to maintain, improve and differentiate our existing platform and introduce new functionality promptly and effectively, as well as developing successful new product offerings. Revenue growth from our offerings also depends on our ability to continue to respond to advancements in competing technologies, and end-user demands and expectations, which will require us to incur additional costs to implement. If we do not continue to improve our platform with additional products, features and functionality in a timely fashion, or if new products or improvements to our platform are ineffective or otherwise not well received by customers, our revenue could be adversely affected.
For example, in October 2026, we announced Unity Spark, a browser-based, AI-powered game creation tool for creators, and plans to integrate it with Google's Playground platform. We expect to launch Unity Spark in closed beta later in 2026, but we may not do as anticipated or at all, and its features and availability may differ from what we have announced. There can be no assurance that Unity Spark will be successful, will generate significant revenue or become profitable.
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
We rely on third parties, including our strategic partners, for various aspects of our business, including deep technology collaborations, co-marketing, advertising partners, ad mediation services, ad attribution partners, development services agreements, and revenue share arrangements. Their actions may put our business, reputation, and brand at risk. In many cases, third parties may be given access to sensitive and proprietary information or personal information in order to provide services and support to our teams or customers, and they may misappropriate and engage in unauthorized use of our information, technology or customers' data. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. For example, we rely on ad attribution partners to accurately and reliably perform mobile measurement and attribute ad impressions. Any failure of those services may result in a reduction in the number of ads attributed to our ad platform and a resulting reduction in our revenue and the revenue realized by our ad publishers. Further, disruptions in the mobile application industry, financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our partners and may increase their propensity to engage in fraud or otherwise illegal or improper activity which could harm our business reputation, and they may not be able to continue honoring their obligations to us, or we may cease our arrangements with them. Similarly, we rely on third-party mediation platforms, some of which, including the MAX mediation platform ("MAX"), are operated by, or affiliated, with competing advertising networks. The majority of our Grow Solutions revenue is mediated through MAX. Our access to MAX is governed by a header bidding agreement (the "HBA") with AppLovin Corporation ("AppLovin"), which, if terminated, would prevent us accessing MAX. Interruption or loss of access to MAX would significantly harm our business and financial results. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all and we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more business relationships, or experience a degradation of services, our business could be harmed and our financial results could be adversely affected.
On September 27, 2026, AppLovin filed an arbitration claim against us with JAMS alleging, among other things, breach of the HBA and unlawful and unfair business acts or practices related to our Ad Quality SDK (the "Arbitration Claim"), and sought provisional injunctive relief in San Francisco Superior Court to enjoin us from collecting or using what AppLovin claims to be its confidential and proprietary data, to disable that collection and to modify Ad Quality so that it no longer collects or uses that data. The court denied AppLovin's request on October 1, 2026. We have denied all of the allegations of wrongdoing in the Arbitration Claim and filed counterclaims against AppLovin with JAMS, including unfair competition on AppLovin's part. Although we cannot predict the ultimate outcome of the Arbitration Claim, we believe AppLovin's claims are without merit and intend to vigorously defend against them and pursue our counterclaims. An adverse ruling, or a deterioration in our relationship with AppLovin arising from the dispute, or otherwise, could result in changes to the terms on which we participate in MAX, restrictions on our use of data or technology relevant to our advertising business, a suspension or degradation of our access to MAX, and significant costs and expenses, any of which could materially and adversely affect our revenue and results of operations. In addition, disputes of this nature can be time-consuming and expensive to resolve and they divert management's time and attention and may harm our reputation and business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Table of Contents
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Table of Contents	Unity Software Inc.
Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39497	3.1	September 22, 2020

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39497	3.2	September 8, 2023

10.1†	CEO PPSU Grant Notice and Award Agreement	8-K	001-39497	10.1	August 19, 2026

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1#	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Indicates management contract or compensatory plan.
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

UNITY SOFTWARE INC.

Date: November 5, 2026	By:	/s/ Michael Lieb
Michael Lieb
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)